Form 10KSB
period 1999-12-31
TABLE TRAC INC
filed 2000-03-30
CIK 1090396

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1999
                           Commission File No. 0-28383

                                TABLE TRAC, INC.
             (Exact name of registrant as specified in its charter)

                Nevada                               88-0336568
       (State or other jurisdiction         (IRS Employer Identification No.)
    of Incorporation or Organization)

                                  4200 Kemrich
                           Minnetonka, Minnesota 55345
               (Address of principal executive office) (Zip Code)

                  Registrant's telephone number: (612) 939-9679

           Securities registered pursuant to Section 12(b) of the Act:
                        2,859,862 Shares Of Common Stock

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

                          Common Stock, (no par value)
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes _X_   NO ___

The aggregate market value of the voting stock held by non-affiliates of the Registrant on December 31, 1999, based on the average bid and asked prices of Common Stock in the over-the-counter market on that date was N/A.

2,859,862 shares of Registrant's Common Stock, no par value were outstanding on December 31, 1999, prior to the effectiveness of the latest practicable date.

                       DOCUMENTS INCORPORATED BY REFERENCE

         None.

                                    CONTENTS
                                    --------
                                                                       Page
                                                                       ----
PART I

         Item 1.  BUSINESS                                               4

         Item 2.  PROPERTY                                               7

         Item 3.  LEGAL PROCEEDINGS                                      7

         Item 4.  SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS                                    7

PART II

         Item 5.  MARKET FOR REGISTRANT'S COMMON
                  EQUITY AND RELATED STOCKHOLDER
                  MATTERS                                                7

         Item 6.  SELECTED FINANCIAL DATA                                7

         Item 7.  MANAGEMENT'S DISCUSSION AND
                  ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS                              8

         Item 8.  FINANCIAL STATEMENTS AND
                  SUPPLEMENTARY DATA                                     9

         Item 9.  DISAGREEMENTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE                                   9

PART III

         Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF
                  THE REGISTRANT                                        10

         Item 11. EXECUTIVE COMPENSATION                                10

         Item 12. SECURITY OWNERSHIP OF CERTAIN
                  BENEFICIAL OWNERS AND MANAGEMENT                      11

         Item 13. CERTAIN RELATIONSHIPS AND RELATED
                  TRANSACTIONS                                          11

PART IV

         Item 14. EXHIBITS, FINANCIAL STATEMENT
                  SCHEDULES AND REPORTS ON FORM 8-K                     11


                                     PART I

Item 1. - BUSINESS
-------

         Table Trac, Inc. (the "Company") is a Nevada Corporation, formed on June 27, 1995, with principal offices in Minnetonka, Minnesota, at 4200 Kemrich. The Company has developed and is commencing the commercialization of a proprietary information and management system (Table Trac(TM)) that automates and monitors the operations of casino table games. The general intent of Table Trac is a system to acquire, evaluate, and provide immediate access to a new level of detailed information which has never been available to managers before now.

         Until 1988 there were only two states that allowed legalized gambling. In 1998 casino gambling is allowed in over 20 states, and large public corporations manage most of the industry. Legalized gambling in the United States has taken over as the top revenue earner for all forms of entertainment.

         Most departments in the casino industry are already computerized. The missing link is the table games. Casinos are still using methods for the confirmation of table game activity that were used over 50 years ago, methods which only loosely tie manager's estimates to the actual table cash count. This method can not assure that every drop box dollar is actually counted, or makes it to the casino's bank account. In today's business world, from the largest corporation to the local convenience store, all cash transactions are recorded and verified to the cash count. The Table Trac system brings the casino industry up to today's computer technology.

         The great majority of table games managers were trained in Atlantic City and Nevada, using "up through the ranks" and "on the job" training methods. With more casinos opening every week, the need for quality managers and executives are at an all time high, and, as a result, those managers have been spread thinly across the nation. The technology of Table Trac helps fill this void by automating the business side of table games management.

         Table Trac was created to provide casino management personnel with ongoing, comprehensive information about the details of table game activity. This information, presented in real time mode, links all aspects of actual table play to responsible parties in the areas of pit operations, accounting, security and casino management.

         The information Table Trac provides complements existing accounting reports and easily integrates with other casino data processing functions. Furthermore, Table Trac can be custom-configured to accommodate a casino's particular policies pertaining to access, either by user or department.

         Table Trac is Unix-based and compatible with most hardware platforms. Most important, it is reliable, secure, and user-friendly.

         The heart of the system is the patented (U.S. patent # 5,957,776) table top hardware design which gathers table drop, inventories, dealer, floor manager, player, security and drop box information using a dealer-activated keypad, and on-table magnetic card reader. The dealer depresses various keys that each correspond with the various denominations of bills being dropped into the Drop box, and swipes his or others magnetic cards (just like your credit cards) to send that information to the central computer. The use and operation of Table Trac does not alter either the pace or routine of the game, which is important to both management and customers.

         Many casinos currently try to monitor these numbers using manager's estimates with varying degrees of accuracy. The Table Trac system provides upper management, for the first time, with those real time win/loss and drop figures, and a verifiable check and balance for the count room. The system gives upper management access to not only the table numbers by shift, but to data on individual dealers and supervisors, which has game security value.

         On a need-to-know basis, and at the discretion of management, users on the system are able to view computer screens and know all the details of play of
(i) the entire casino table game status; (ii) the activities of a particular pit; (iii) the details about a particular table; and, (iv) activity of a particular dealer or pit boss. Casino defined events can trigger silent surveillance alarms, and camera pan & zoom commands automatically.

TABLE TRAC INSTALLATIONS

         Table Trac's Beta test site was installed in November of 1995, in a 12 table casino in Kenora, Ontario, Canada. This provided the system's first live test, and it ran successfully from the time it was installed.

         The first customer installation was in June of 1996, in a 10 table casino in northern Minnesota. The system has been operational in that casino since the date of installation, and the casino has added all of Table Trac's features and services to their system.

         The second customer installation was purchased by the same operator and installed in its other casino in northern Minnesota in July of 1997. The two installations were linked together in September of 1997. The player tracking portion of the two systems is a first of its kind network, which allows players to use a single club member's card to earn and redeem points at either casino.

         The latest test installation was in the L.C.O. Casino in Hayward, Wisconsin. This test installation was completed on May 26, 1999, the contract for the installation was signed on March 22, 2000. Results of this installation are expected in the second quarter of fiscal year 2000.

AVAILABILITY OF TABLE TRAC:

         Table Trac is available for an installation and monthly license fee from the Company for casinos with a minimum number of tables. Base License includes full installation, a custom casino system configuration, training, and technical support during the life of the License agreement. Software upgrades will be provided to casinos at the Company's cost of installation. Custom screens and reports will be designed, if requested by the casino, at additional cost.

MANUFACTURING CAPABILITIES

         Table Trac has secured the manufacturing resources of Micro Dynamics, Inc. of Eden Prairie MN. The president of Table Trac has worked with Micro Dynamics on various projects over the last 9 years. Micro Dynamics is a custom 3rd party manufacturer of sophisticated electronics, with both through hole and surface mount automated manufacturing technology capable of producing Table Trac units at the rate of over 500 a day.

TRADEMARKS AND PATENTS

         Table Trac's management has actively pursued trademark and patent protection for the Company and its products. In the course of it existence, Table Trac has spent in excess of $24,000 to secure those protections.

         The Company filed its provisional patent application in August of 1995, and filed its Final Application in August 1996. This application has been approved and was issued on September 28, 1999, as patent number 5,957,776.

         The Company filed to register its Trademark ("TABLE TRAC") in September of 1996. The Mark was Published October 1997. The Mark received one objection by Bally Gaming International in Feb of 1998. That objection was answered in May of 1998, and has now been settled, with no expense to the Company. The Trademark was issued on September 7, 1999, as Trademark number 2,275,137.

RECENT DEVELOPMENTS

         With the system developed, site tested, and commercial viability established, the Company has turned its focus to sales and marketing. Mr. Thomas Kozlowski has agreed to join Table Trac bringing over 20 years experience inside the casino management community, and most importantly, within the table games specialty of that industry. Mr. Kozlowski identified Table Trac as the automation of the methods he personally taught and used himself to implement internal controls and troubleshoot table games departments in his consulting experience.


Item 2. - PROPERTY
-------

         None


Item 3. - LEGAL PROCEEDINGS
-------

         None


Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------

         None.


                                     PART II

Item 5. - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
-------   STOCKHOLDER MATTERS

         The Company's common stock has not been traded.


Item 6. - SELECTED FINANCIAL DATA
-------

                                Fiscal Years Ended December 31,
                                -------------------------------
                                      1999             1998
                                      ----             ----
Income Statement Data
---------------------
   Net Sales                        $  36,276        $109,388
   Total Revenues                   $  60,537        $125,001
   Net Income (loss)                $(139,112)       $(30,195)
Per Share Data
--------------
Net Income (loss)                   $    (.05)       $   (.01)

                                        As of December 31,
                                        ------------------
                                      1999             1998
                                      ----             ----
Balance Sheet Data
------------------
   Total Assets                     $ 170,019        $101,265
   Total Liabilities                $ 126,096        $133,529
   Stockholders' Equity (Deficit)   $  43,923        $(32,264)


Item 7. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------   CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1998.

         Revenues increased in 1998 to $125,001 from $109,526 in 1997. There were increased license fees, no sales, and increased consulting fees in 1998 to account for the difference.

         Costs of sales decreased in 1998 to $1,849 from $22,262 in 1997 as a result of no sales in 1998.

         Operating expenses decreased in 1998, to $153,347 from $246,945. The major changes were no interest expense in 1998 and there were decreased professional fees.

         The result was that there was a net loss of $30,195 in 1998, compared to a net loss of $159,681 in 1997. The net loss per share in 1998 was $.01 compared to a net loss per share of $.06 in 1997.


YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1999.

         Revenues decreased in the year ended December 31, 1999 compared to the same period in 1998 from $125,001 to $60,537. License fees and sales increased in 1999, but not enough to offset the lower consulting fees, which decreased from $109,388 to $0.

         Cost of goods sold was $25,319 in 1999, compared to $1,849 in 1998. Operating expenses increased to $161,988 in 1999 from $153,347 in 1998. The biggest change in 1999 was sales and marketing of $50,331, compared to $200 in 1998.

         The result was that there was a net loss of $139,112 in the year of 1999 compared to a net loss of $30,195 in the same period of 1998. The net loss per share for the period in 1999 was $.05, compared to a net loss per share of $.01 in 1998.

LIQUIDITY AND CAPITAL RESOURCES

         Table Trac, Inc. has historically had more expenses than income in each year of its operations. The accumulated deficit from inception to December 31, 1999 was $531,130. It has been able to maintain a positive cash position solely through financing activities.

         The Company, however, is not capital intensive. The basic product of the Company is its computer software developed by its President. All manufacturing is done after an order is received by an outside manufacturer, so there is little inventory held by the Company of its product. The installation is done by the President, after an order is received. The office of the Company is in the home of the President, and no rent is charged.

         There are no known trends, events or uncertainties that are likely to have a material impact on the short or long term liquidity. The primary source of liquidity in the long term will be increased sales. In an attempt to insure adequate liquidity the Company is presently attempting to raise $700,000 through a private placement of convertible debentures. If successful, the Company will use net proceeds of $630,000 for debt retirement of $61,250, sales and marketing of $211,250 and working capital of $357,500. There are no material commitments for capital expenditures. There are no known trends, events or uncertainties reasonably expected to have a material impact on the net sales or revenues or income from continuing operations. There are no significant elements of income or loss that do not arise from continuing operations. There are no seasonal aspects to the business of Table Trac, Inc.

YEAR 2000 COMPLIANCE

         The computers used by the Company are year 2000 compliant. The software developed by the Company is year 2000 compliant. Based on the assessments to this date management believes that future costs relating to the year 2000 issue will not have a material effect on its financial position, results of operations or cash flows.

Item 8. - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------

         The financial statements are attached following Item 14.


Item 9. - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
-------   DISCLOSURE.

         None.

                                    PART III

Item 10. - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
--------

         The executive officers and directors of the Company, with a brief description, are as follows:

Name                       Age              Position
----                       ---              --------

Chad E. Hoehne             36               Chairman, President

Thomas P. Kozlowski        38               Vice President Sales and Marketing

Joseph A. Nielsen          44               Secretary


         Chad E. Hoehne, Mr. Hoehne is the Chairman and President of the Company. He has a BS degree in Business Administration from Mankato State University. Mr. Hoehne was employed by Micro Control Company from 1985 to 1993, he was the founder and President of Live Media Broadcast during 1993, he was the Chief Financial Officer of IDC Holdings, Ltd. in 1994, and began work on the Company in December, 1994.

         Thomas P. Kozlowski, Mr. Kozlowski is Vice President of Sales and Marketing. Mr. Kozolowski held various table games management positions at Resorts International, Sands, cruise liner "Galileo," and the six ship fleet of High Seas Entertainment in Athens, Greece from 1978 to 1987 when he formed Worldwide Gaming, a consulting firm for several casinos, specializing in marketing and security control. He continued in this position until November, 1998 when he joined Table Trac.

         Joseph A. Nielsen, Mr. Nielsen is the Secretary. Mr. Nielsen was a securities broker for many years. Mr. Nielsen was self employed as a financial consultant in 1993 until he joined with Mr. Hoehne to form the Company in 1994. During 1996-1997 he was also a financial consultant to Equisure, Inc.

         The directors of the Company are elected annually by the shareholders for a term of one year or until their successors are elected and qualified. The officers serve at the pleasure of the Board of Directors.

Item 11. - EXECUTIVE COMPENSATION.
--------

         Chad Hoehne, the President of the Company received compensation of $36,024 in 1995, $20,000 in 1996, $46,398 in 1997, $100,792 in 1998, and $38,000
in 1999.


Item 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
--------   AND MANAGEMENT.

         There are presently 2,859,862 shares of the Company's common shares outstanding. The following table sets forth the information as to the ownership of each person who, as of this date, owns of record, or is known by the Company to own beneficially, more than five per cent of the Company's common stock, and the officers and directors of the Company.


                              Shares of
Name                          Common Stock            Percent of Ownership
--------------------------------------------------------------------------------

Sally Hoehne (1)              1,229,100                        47%

Joseph A. Nielsen               348,501                        13%

Thomas Kozlowski (2)

Directors and Officers        1,637,601                        62%
as a group

(1)      Sally Hoehne is the wife of the President of the Company Chad Hoehne.

(2) Mr. Kozlowski has options to purchase 175,000 shares of the Company at a price of $.30 per share.


Item 13. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------

         Chad Hoehne, President of the Company, is the principle of CJSS Investors, LLC. There have been consulting fees generated by Mr. Hoehne that have been billed through CJSS Investors, LLC. Most of the revenue from the consulting has been remitted to the Company from CJSS Investors, LLC. There is no formal agreement between the Company and CJSS Investors, LLC for the President to perform these services, or to remit proceeds to the Company.

                                     PART IV

Item 14. - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
--------   REPORTS ON FORM 8-K.

         (a) Attached are the Financial Statements and Independent Auditor's Report on Examination of Financial Statements for the years ended December 31, 1999 and December 31, 1998.

         (b) Attached are the following Financial Statement Schedules and Auditors Report on Schedules,

         None

         All schedules are omitted because they are not required or not applicable or the information is shown in the financial statements or notes thereto.

         (c) No report was filed on Form 8-K.

         (d) There are no exhibits.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated March 28, 2000



                                        TABLE TRAC, INC.

                                                  /s/ Joseph Nielsen
                                        by_____________________________________
                                           Joseph Nielsen Secretary/Treasurer

                                TABLE TRAC, INC.
                             (A Development Company)

                              FINANCIAL STATEMENTS

                    PERIOD FROM INCEPTION (JUNE 27, 1995) TO
                                DECEMBER 31, 1999

                                TABLE TRAC, INC.
                             (A Development Company)

                              FINANCIAL STATEMENTS

                    PERIOD FROM INCEPTION (JUNE 27, 1995) TO
                                DECEMBER 31, 1999

                                                                           Page
                                                                           ----
Independent Auditors' Report...............................................  1

Financial Statements:

  Balance Sheets...........................................................  2

  Statements of Operations.................................................  4

  Statements of Stockholders' Equity (Deficit).............................  5

  Statements of Cash Flows.................................................  6

  Notes to Financial Statements............................................  7

                      CALLAHAN, JOHNSTON & ASSOCIATES, LLC
                  CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS
--------------------------------------------------------------------------------


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



To The Board of Directors and
  Stockholders of Table Trac, Inc.
Minnetonka, Minnesota

We have audited the accompanying balance sheets of Table Trac, Inc. (a development stage company) as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended and for the period from June 27, 1995 (inception), to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Table Trac, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended and from June 27, 1995 (inception), to December 31, 1999, in conformity with generally accepted accounting principles.

As described in Note 2 to the financial statements, the ultimate recoverability of investments in the development stage and patent costs is dependent on future profitable operations, which presently cannot be determined.

/s/ Callahan, Johnston & Associates, LLC

CALLAHAN, JOHNSTON & ASSOCIATES, LLC
Minneapolis, Minnesota
March 22, 2000

--------------------------------------------------------------------------------
              7850 METRO PARKWAY, SUITE 207, MINNEAPOLIS, MN 55425
                   TELEPHONE: (612)858-7207 FAX: (612)858-7202
                        EMAIL: callahan_johnston@msn.com

                                TABLE TRAC, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS


                                                          December 31,
                                                  ---------------------------
                                                    1999              1998
                                                  ---------         ---------
                      ASSETS
                      ------

Current assets:
    Cash                                          $  77,621         $   9,008
    Accounts receivable:
      Trade                                           3,933             5,173
      Refundable payroll taxes                           --             1,106
    Prepaid expenses                                  3,043               180
                                                  ---------         ---------

            Total current assets                     84,597            15,467
                                                  ---------         ---------

Furniture and equipment                              22,731            22,731
Less accumulated depreciation                        19,156            14,840
                                                  ---------         ---------

            Net fixed assets                          3,575             7,891
                                                  ---------         ---------

Other assets:
    Accounts receivable - stockholders               36,130            25,840
    Inventory                                        22,227            30,045
    Organization costs, net of accumulated
      amortization of $940 in 1999 and $735
      in 1998                                            85               290
    Patent, net of accumulated amortization of
     $606 in 1999 and $-0- in 1998                   23,405            21,732
                                                  ---------         ---------

            Total other assets                       81,847            77,907
                                                  ---------         ---------


            Total assets                          $ 170,019         $ 101,265
                                                  =========         =========



              The accompanying notes are an integral part of
                          these financial statements.

                                TABLE TRAC, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS


                                                          December 31,
                                                  ---------------------------
                                                    1999              1998
                                                  ---------         ---------

  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
  ----------------------------------------------

Current liabilities:
    Accounts payable                              $   1,470         $   2,766
    Accrued payroll and related                       2,126             2,263
    Notes payable - stockholders                     72,500            50,000
    Debentures payable - stockholders                50,000            72,500
    Bridge financing                                     --             6,000
                                                  ---------         ---------

            Total current liabilities               126,096           133,529
                                                  ---------         ---------


Stockholders' equity (deficit):
    Common stock, no par value; authorized
      8,000,000 shares, issued: 2,859,862 in
      1998, 2,580,999 in 1998                       574,703           359,404
    Deficit accumulated during the
      development stage                            (530,780)         (391,668)
                                                  ---------         ---------

            Total stockholders' equity (deficit)     43,923           (32,264)
                                                  ---------         ---------

            Total liabilities and stockholders'
              equity (deficit)                    $ 170,019         $ 101,265
                                                  =========         =========



              The accompanying notes are an integral part of
                          these financial statements.

                                TABLE TRAC, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                                                     Inception
                                                                     (June 27,
                                             Years Ended               1995)
                                             December 31,               To
                                     ---------------------------   December 31,
                                        1999           1998            1999
                                     -----------    -----------    -----------
Revenues:
    License fees                     $   22,359     $   15,351     $   94,710
    Sales                                36,276             --         89,464
                                             --        109,388        153,613
    Reimbursed expenses                     173            262          5,548
    Interest income                       1,729             --          2,677
                                     ----------     ----------     ----------

                Total revenues           60,537        125,001        346,012

    Cost of goods sold                   25,319          1,849         49,430
                                     ----------     ----------     ----------

                Gross profit             35,218        123,152        296,582
                                     ----------     ----------     ----------

    Expense:
      Sales and marketing                50,331            200         51,189
      Amortization                          811            205          1,546
      Automobile                          2,929          1,829         13,499
      Commissions                         1,480          1,560          5,568
      Computer                            1,852            859          5,567
      Depreciation                        4,316          5,674         21,547
      Interest                              100             --         83,215
      Office                              8,947          3,448         20,179
      Payroll and related                41,405        107,889        307,543
      Professional fees                  31,846         17,965        219,042
      Research and development            1,475             54         12,098
      Telephone                          14,347          8,086         40,563
      Travel and entertainment            2,149          5,578         33,814
                                     ----------     ----------     ----------

                Total expense           161,988        153,347        815,370
                                     ----------     ----------     ----------

Net income (loss) before
  other expense                        (126,770)       (30,195)      (518,788)

Other expense:
    Inventory write down                 12,342             --         12,342
                                     ----------     ----------     ----------

Net income (loss)                    $ (139,112)    $  (30,195)    $ (531,130)
                                     ==========     ==========     ==========

Basic earnings (loss) per share      $     (.05)    $     (.01)    $     (.22)
                                     ==========     ==========     ==========

Weighted average number of
    shares outstanding                2,748,474      2,563,689      2,448,118
                                     ==========     ==========     ==========



              The accompanying notes are an integral part of
                          these financial statements.

                                TABLE TRAC, INC.
                          (A Development Stage Company)

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                               Common Stock                        Deficit
                                          ---------------------                    During
                                          Number of                Subscriptions  Development
                                            Shares       Amount     Receivable      Stage          Total
                                          ---------    ---------    ----------    ---------     ---------
Founders stock                            1,660,500    $   1,070    $    (170)    $      --     $     900
Shares issued for technology rights          82,000           40           --            --            40
Shares issued to debenture holders          205,000          100           --            --           100
Stock issued for legal services and
    organization costs                      102,500        2,050           --            --         2,050
1995 net loss                                    --           --           --       (70,942)      (70,942)
                                          ---------    ---------    ---------     ---------     ---------

Balance at December 31, 1995              2,050,000        3,260         (170)      (70,942)      (67,852)
Collection of subscription receivable            --           --          170            --           170
Shares issued to promissory
    note holders                              2,500        5,000           --            --         5,000
Proceeds from stock sales in 1996           353,999      146,894           --            --       146,894
1996 net loss                                    --           --           --      (130,850)     (130,850)
                                          ---------    ---------    ---------     ---------     ---------
                                          2,406,499      155,154           --      (201,792)      (46,638)
Proceeds from stock sales in
    January 1997 and February 1997           40,000       80,000           --            --        80,000
Shares issued for services in May 1997       91,500       56,250           --            --        56,250
Shares issued in lieu of interest on
    notes payable - stockholders in
    May 1997                                 25,000       50,000           --            --        50,000
1997 net loss                                    --           --           --      (159,681)     (159,681)
                                          ---------    ---------    ---------     ---------     ---------

Balance at December 31, 1997              2,562,999      341,404           --      (361,473)      (20,069)



                                   (Continued)

                                TABLE TRAC, INC.
                          (A Development Stage Company)

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                               Common Stock                        Deficit
                                          ---------------------                    During
                                          Number of                Subscriptions  Development
                                            Shares       Amount     Receivable      Stage          Total
                                          ---------    ---------    ----------    ---------     ---------

Shares issued part of bridge
    financing in December 1998               18,000       18,000           --            --        18,000
1998 net loss                                    --           --           --       (30,195)      (30,195)
                                          ---------    ---------    ---------     ---------     ---------

Balance at December 31, 1998              2,580,999      359,404           --      (391,668)      (32,264)

Shares issued part of bridge
    financing in January 1999                12,000        6,000           --            --         6,000

Shares issued under 504D offering
    April 1999 to August 1999, net
    of offering expenses of $63,745         266,863      209,299           --            --       209,299

1999 net loss                                    --           --           --      (139,112)     (139,112)
                                          ---------    ---------    ---------     ---------     ---------

Balance at December 31, 1999              2,859,862    $ 574,703    $      --     $(530,780)    $  43,923
                                          =========    =========    =========     =========     =========




              The accompanying notes are an integral part of
                          these financial statements.

                                TABLE TRAC, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                           Increase (Decrease) in Cash

                                                                         Inception
                                                                         (June 27,
                                                    Years Ended             1995)
                                                    December 31,             To
                                            -------------------------   December 31,
                                               1999          1998          1999
                                            -----------   -----------   -----------
Cash flows from operating activities:
      Net loss                              $(139,112)    $ (30,195)    $(530,780)
      Adjustments to reconcile net
        loss to cash flows from
        operating activities:
          Depreciation                          4,316         5,674        19,156
          Amortization                            811           205         1,546
          Stock issued for services                --            --        57,275
          Stock issued for interest                --            --        55,000
          Accounts receivable                  (7,944)       12,249       (40,063)
          Prepaid expenses                     (2,863)         (180)       (3,043)
          Inventory                             7,818         1,715       (22,227)
          Accounts payable                     (1,296)        1,410         1,470
          Accrued payroll and related            (137)        1,333         2,126
                                            ---------     ---------     ---------
                Net cash flows from
                  operating activities       (138,407)       (7,789)     (459,540)
                                            ---------     ---------     ---------

Cash flows from investing activities:
    Purchases of furniture and
      equipment                                    --          (507)      (22,691)
    Incurrence of patent costs                 (2,279)       (6,774)      (24,011)
                                            ---------     ---------     ---------
Net cash flows from investing activities       (2,279)       (7,281)      (46,702)
                                            ---------     ---------     ---------

Cash flows from financing activities:
    Proceeds from common stock                215,299        18,000       461,363
    Proceeds from notes payable -
      stockholders                                 --            --        50,000
    Proceeds from debentures payable -
      stockholders                                 --            --       100,000
    Repayments on debentures payable -
      stockholders                                 --            --       (27,500)
    Proceeds from bridge financing             (6,000)        6,000            --
    Proceeds on note payable - bank                --            --        10,000
    Repayment of note payable - bank               --            --       (10,000)
                                            ---------     ---------     ---------
Net cash flows from financing activities      209,299        24,000       583,863
                                            ---------     ---------     ---------

Increase (decrease) in cash                    68,613         8,930        77,621

Cash - beginning of period                      9,008            78            --
                                            ---------     ---------        ------

Cash - end of period                        $  77,621     $   9,008     $  77,621
                                            =========     =========     =========



              The accompanying notes are an integral part of
                          these financial statements.

                                TABLE TRAC, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                FOR THE PERIOD FROM INCEPTION (JUNE 27, 1995) TO
                                DECEMBER 31, 1999


1.  Summary of Significant Accounting Policies and
        Other Information

        Company

        Table Trac, Inc. was formed under the laws of the State of Nevada in June 1995. The Corporation has its offices in Minnetonka, Minnesota. The Company has developed and is beginning the commercialization of an information and management system that automates various aspects of the operations of casino table games, Table Trac(TM).

        Table Trac is available for an installation and monthly license fee from the Company for casinos with a minimum number of tables. Base license includes all installation, a custom casino system configuration, training, and technical support during the life of the License agreement. Custom screens and reports will be designed, if requested by the casino, at additional cost.

        Revenue Recognition

        Revenues are recorded at the time of shipment of products or performance of services. Monthly license fees are recorded over the lives of the respective contracts or as earned.

        Furniture and Equipment

        Furniture and equipment are recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of two to five years. Expenditures for maintenance and repairs are charged to operations when incurred. Deduction is made for retirements resulting from renewals or betterments.

        Depreciation expense was $4,316 in 1999 and $21,547 in 1998 from inception to date.



                                   (Continued)

1.  Summary of Significant Accounting Policies and
        Other Information (Continued)

        Intangible Assets

        Organization costs are carried at cost and are being amortized over sixty months using the straight-line method.

        In March 1999, the Company received patent number 5,957,776 relating to its table game control system. Management feels strongly that the extent of the patent will enable the Company to adequately protect its technology. Expenses incurred in obtaining this patent are carried at cost and are being amortized over seventeen years using the straight-line method commencing in 1999.

        Stock-Based Consideration

        The Company has applied the fair value-based method of accounting for employee and nonemployee stock-based consideration and/or compensation in accordance with FASB Statement 123.

        Income Taxes

        The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" which requires the use of the "liability method" of accounting for income taxes. Accordingly, deferred tax liabilities and assets are determined based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

        The Company's net operating loss carryforwards are fully allowed for at December 31, 1999. See Note 10.

        Prior to 1999 the Company was treated as a Subchapter S corporation whereby revenues and expenses flow through to stockholders for inclusion on their individual returns. Accordingly, no income tax provision was provided in the Company's financial statements through December 31, 1998.



                                   (Continued)

1.  Summary of Significant Accounting Policies and
        Other Information (Continued)

        Concentrations, Risks and Uncertainties

                Use of Estimates

                The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                Accounts Receivable - Stockholders

                Accounts receivable - stockholders consists of amounts advanced to the Company's President, its secretary, and one former employee of the Company. These amounts are noninterest bearing, unsecured, and due on demand. The Company feels all amounts are collectible. While the ultimate amount collectible may differ, management believes that any collection loss will not have a material impact on the Company's financial position. Due to uncertainties in the collection process, however, it is at least reasonably possible that management's estimate of the collectibility will change during the next year. That amount cannot be estimated.

                Inventory

                Inventory is recorded at the lower of cost (determined on a first-in, first-out basis) or market. Inventory levels significantly exceed the Company's current requirements. The Company is currently offering shares for sale to raise monies for sales and marketing. The Company believes that these efforts will be successful and that inventory will be realized in the normal course of operations. No estimate can be made of the range of loss that is reasonably possible should the Company be unsuccessful.



                                   (Continued)

1.  Summary of Significant Accounting Policies and
        Other Information (Continued)

        Concentrations, Risks and Uncertainties (Continued)

                Inventory (Continued)

                In 1999, the Company recorded an inventory write down of $12,342 relating to Version 1 components still on hand. Although still usable as backup components, the Company felt this lower of cost or market adjustment was warranted.

                Customer Concentrations and Receivables

                The Company sells to domestic companies and grants limited uncollateralized credit to customers based on credit worthiness.

                One major customer comprises 100% of the Company's revenues from installation and licensing fees from installations of the Company's Table Trac(TM) system.

                Consulting services performed by the Company's President were performed and billed almost exclusively through CJSS Investors, a related party. CJSS Investors, in turn, remits all or a portion of these revenues to the Company to compensate the Company for services provided by its President. No formal agreement exists requiring CJSS Investors to continue to utilize the Company's President to perform these consulting services or to compensate the Company for services that are provided.

                Contingent Debenture Interest

                As discussed in Note 5, payment of interest on the debentures is contingent on the Company achieving profitable operations. It is reasonably possible the Company will achieve profitable operations and this $72,500 obligation will be incurred.



                                   (Continued)

1.  Summary of Significant Accounting Policies and
        Other Information (Continued)

        Concentrations, Risks and Uncertainties (Continued)

                Competition

                The Company is unaware of any competitor actively pursuing its target market; however, many of the Company's likely competitors have substantially greater resources and experience than the Company.

                Supplier Concentration

                The Company maintains one relationship for manufacture of Table Trac units. The Company is aware of other local electronic manufacturers offering equivalent manufacturing capability whose services the Company could readily hire if this primary supplier fails.

                Key Personnel

                Marketing efforts, consulting services and technical and administrative efforts of the Company's President have accounted for 100% of the Company's revenues inception to date. No employment agreement exists with the Company's President.

        Long-Lives Assets

        In accordance with SFAS 121, Accounting For The Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of, the Company reviews its long-lived assets and intangibles related to those assets periodically to determine potential impairment by comparing the carrying value of the long-lived assets outstanding with estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles. To date, management has determined that no impairment of long-lived assets exists.




                                   (Continued)

1.  Summary of Significant Accounting Policies and
        Other Information (Continued)

        Earnings Per Share

        The Company has implemented FASB 128: Earnings Per Share. FASB 128 replaces the presentation of primary EPS with basic EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution from stock options and warrants and is computed using the treasury stock method. Under the treasury stock method stock options are assumed to have been exercised at the beginning of the period if the exercise price exceeds the average market price during the period. Stock options and warrants are excluded in the EPS calculation due to their antidulitive effect.

         Weighted-average shares for basic EPS
           At December 31, 1998                                2,563,689
                                                               =========
           At December 31, 1999                                2,748,474
                                                               =========
           Inception (June 27, 1995) to December 31, 1999      2,448,118
                                                               =========


2.  Development Stage Company

        From inception to December 31, 1999, the Company is deemed to be in the development stage. To date the Company has devoted the majority of its efforts to: raising capital; research and development and patenting of its Table Trac(TM) system; establishing sources of supply; and developing markets. Planned principal operations have commenced, but there have not been significant revenues from installation and licensing fees from the Table Trac(TM) system to date. The Company sees consulting services as incidental to the Company's primary purposes.



                                   (Continued)

        The Company is presently attempting to raise $700,000 through a private placement of convertible debentures. If successful, the Company will use approximately $630,000 in net proceeds, if all debentures are sold, to provide: $211,250 for sales and marketing; and $357,500 in working capital and $61,250 to retire debt (see Note 11). The Company feels these efforts will allow it to successfully market to and expand its casino customer base. Ultimately the Company feels it will be able to: gain acceptance by the casinos; install and license its Table Trac(TM) system; and achieve profitable operations and thereby realize assets and settle obligations in the normal course of operations. No estimate can be made of the range of loss that is reasonably possible should the Company be unsuccessful.

        As of the date of our audit, March 15, 2000 no proceeds have been raised under this offering.

3.  Related Party Transactions

        Common Stock Issued for Contributed Assets

        A designate of the Company's founder and President received 1,230,000 shares of common stock upon formation of the Company in exchange for $570 and the President's assignment of the software for the Table Trac system which he had developed to date and all design work and concept development, including all future rights, title and interest to inventions, improvements and application of and to certain Letters of Patent to be obtained. Assets received were valued at their fair value of $30 at the date of assignment.

        Other Rent

        The Company currently receives office space and use of certain furniture from its President and largest stockholder under a month-to-month agreement at no cost. No value has been reflected for this donated rentals in the accompanying financial statements.



                                   (Continued)

4.  Notes Payable - Stockholders

        In September 1996, the Company entered into two $25,000 promissory notes. As an inducement to loan the Company these monies each of the note holders was also granted 1,250, post split, shares of the Company's common stock. In 1997, the Company settled all interest ultimately owing relating to these notes by granting each note holder 12,500, post split, shares of the Company's common stock.

        The notes payable - stockholders are currently noninterest bearing, unsecured, and due on demand.


5.  Debentures Payable - Stockholders

        In 1995, the Company sold $10,000 debentures to ten individuals. Each debenture holder also received the right to subscribe to 20,500, post splits, shares of the Company's common stock for $10. Each of these debenture holders exercised their stock rights and 205,000, post splits, shares were issued under these agreements. These debentures are unsecured and bear simple interest at a rate of 100%, once, for the life of the debentures. Payment of this interest on these debentures is contingent on future earnings. Repayment of these debentures, including interest, was scheduled to occur from June 1996 to May 1997. Scheduled payments were made from June 1996 to September 1996. Subsequent to that date, cash flows have prohibited all but one partial payment in March 1997.



                                   (Continued)

        These debentures are currently due and are reflected as current in the accompanying financial statements. If the Company is successful in achieving profitable operations, it will further be obligated to pay the contingent debenture interest.

           Debenture principal due              $  72,500
           Contingent debenture interest           72,500
                                                ---------

           Potential obligation                 $ 145,000
                                                =========

        At December 31, 1999, it is at least reasonably possible the Company will achieve profitable operations and will be required to settle the potential obligation of $145,000.


6.  Bridge Financing

        In December 1998, the Company borrowed $6,000 as bridge financing toward its proposed Circular 504 offering. This amount was unsecured, noninterest bearing, and was repaid in 1999 from proceeds from this offering. The Company issued a warrant in connection with this bridge financing. See Note 7.


7.  Common Stock

                Stock Splits/Reverse Splits

                On July 10, 1996, the Company approved a 41-for-1 split of its common stock. On February 5, 1999, the Company approved a 1-for-2 reverse stock split. All references to number of shares, except for shares authorized, have been adjusted to reflect these splits on a retroactive basis.



                                   (Continued)

                Circular 504 Offering

                The Company sold 266,863 shares of its common stock under this offering. Proceeds of $273,044 are reflected net of offering costs of $63,745 in the accompanying financial statements. Proceeds from this offering were used for sales and marketing and to provide working capital.

                As a part of this offering the Company granted an option to its underwriter to purchase up to 90,000 shares of common stock exercisable at $1.25 per share on the basis of one warrant for each 10 shares sold.

                Stock Options and Warrants

                As part of the employment discussed in Note 8 the Company granted an option to this employee to purchase 175,000 shares of its common stock at $.30 per share, with exercise rights beginning December 29, 2000 and ending August 30, 2007. Employee shall have the right to exercise the option immediately should the Company enter into a binding letter of intent for the sale of all or substantially all of the Company.

                The Company granted a five year warrant as part of the bridge financing referred to in Note 6. This warrant is to purchase 6,000 shares of the Company's common stock at $1.25 per share.

                The Company granted a five year warrant to the underwriter of its 1999 504 offering to purchase 28,186 shares of the Company's common stock at $1.25 per share.



                                   (Continued)

8.  Employment Agreement / Exclusive World Wide Marketing Rights

        On February 23, 1999, the Company entered into an employment agreement with its Vice President of Marketing which grants this individual exclusive world wide marketing rights to the Company's products. This agreement will remain in force provided this individual meets performance goals as outlined in the agreement. This agreement was modified by an amendment dated December 29, 1999. The Company also granted an option to this employee. See Note 7.


9.  Supplemental Cash Flow Information

        Cash paid during the year for:

                                                            Inception
                                1999         1998            To Date
                                ----         ----           --------

             Interest           $ --         $ --             $ --
                                ====         ====             ====

             Income taxes       $ --         $ --             $ --
                                ====         ====             ====

        Summary of Non Cash Activity:

        The Company issued 82,000 shares of additional founders' common stock for technology valued at $40.

        The Company issued 102,500 shares of common stock for legal fees and organizational fees valued at $2,050.

        Inception to December 31, 1999, the Company has issued 27,500 shares of common stock in lieu of interest on the notes payable stockholders. Interest expense of $55,000 was recorded relating to these issuances.

        Inception to December 31, 1999, the Company has issued 151,500 shares of common stock in lieu of compensation. Expense of $117,565 was recorded relating to these issuances.



                                   (Continued)

10. Income Taxes

        The Company was treated as a subchapter S corporation from inception through December 31, 1998. Income taxes for 1999 consisted of the following:

                                                          1999          1998
                                                        ---------     --------
             Current:
               Federal                                  $    --       $    N/A
               State                                         --       ========
               State minimum fee                             --
                                                        -------
                                                             --
                                                        -------
             Deferred:
               Federal                                       --
               State                                         --
                                                        -------
                                                             --
                                                        -------

             Income tax benefit (expense)               $    --
                                                        =======

        The reconciliation between expected federal income tax rates is as follows:

                                                       1999
                                          -----------------------
                                           Amount        Percent        1998
                                          ---------     ---------     --------

             Expected federal tax        $ (42,500)        (34%)           N/A
             Surtax exemption               12,500          10        ========
             State income tax, net of
               federal tax benefit          (8,100)         (6)
             Valuation and utilization
               of net operating loss
               carryforwards                38,100         30
             State minimum fee                  --          --
                                         ---------       -----

                                         $      --          --%
                                         =========       =====



                                   (Continued)

        The Company has fully allowed for its net operating carryforwards as follows:

             Deferred tax asset relating to net
                operating loss carryforwards                          $ 38,100
             Valuation allowance                                       (38,100)
                                                                      --------

             Deferred tax asset                                       $     --
                                                                      ========

        At December 31, 1999, the Company has carryforwards available to offset future taxable income as follows:
                                                         Federal       State
                                                        ---------     --------
             2014                                       $ 125,000     $125,000
                                                        =========     ========

11. Subsequent Events

        Private Placement

        The Company is presently attempting to raise $700,000 through a private placement of convertible debentures. If successful, the Company will use net proceeds of $630,000 for:

                Sales and marketing                                   $211,250
                Working capital                                        357,500
                Ratio debt                                              61,250
                                                                      --------

                                                                      $630,000
                                                                      ========



                                   (Continued)

        Each debenture will be $10,000 and will bear interest at 10% payable monthly starting one month after purchase for a period of twelve months. Commencing in the thirteenth month debenture holders will receive interest plus 9% of the principal each month until paid in full. The holder may convert the debenture into common stock of the Company at an exercise price of $2.00 per share of the amount of unpaid debenture at the date of conversion at any time before the debenture is paid in full.

        The Company will grant the underwriter a five year warrant to purchase 500 shares of the Company's common stock for each debenture sold, up to 35,000 shares of common stock exercisable at $2.20 per share.

        No debentures have been sold through the date of the audit.

        LCO Casino

        On March 22, 2000 the Company received a major order from LCO Casino in Hayward, Wisconsin through a distributor, Data Financial Business Services, Inc., a Wisconsin licensed gaming vendor. This agreement is for the installation of the Table Trac System and Table Trac Players Club upgrade for $66,127. This agreement also provides for ongoing license and maintenance fees. Installation is expected in the second quarter of 2000.