Form 10KSB/A
period 1999-12-31
TABLE TRAC INC
filed 2000-04-03
CIK 1090396

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

                                TABLE TRAC, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                                                     Inception
                                                                     (June 27,
                                             Years Ended               1995)
                                             December 31,               To
                                     ---------------------------   December 31,
                                        1999           1998            1999
                                     -----------    -----------    -----------
Revenues:
    License fees                     $   22,359     $   15,351     $   94,710
    Sales                                36,276             --         89,464
    Consulting fees                          --        109,388        153,613
    Reimbursed expenses                     173            262          5,548
    Interest income                       1,729             --          2,677
                                     ----------     ----------     ----------

                Total revenues           60,537        125,001        346,012

    Cost of goods sold                   25,319          1,849         49,430
                                     ----------     ----------     ----------

                Gross profit             35,218        123,152        296,582
                                     ----------     ----------     ----------

    Expense:
      Sales and marketing                50,331            200         51,189
      Amortization                          811            205          1,546
      Automobile                          2,929          1,829         13,499
      Commissions                         1,480          1,560          5,568
      Computer                            1,852            859          5,567
      Depreciation                        4,316          5,674         21,547
      Interest                              100             --         83,215
      Office                              8,947          3,448         20,179
      Payroll and related                41,405        107,889        307,543
      Professional fees                  31,846         17,965        219,042
      Research and development            1,475             54         12,098
      Telephone                          14,347          8,086         40,563
      Travel and entertainment            2,149          5,578         33,814
                                     ----------     ----------     ----------

                Total expense           161,988        153,347        815,370
                                     ----------     ----------     ----------

Net income (loss) before
  other expense                        (126,770)       (30,195)      (518,788)

Other expense:
    Inventory write down                 12,342             --         12,342
                                     ----------     ----------     ----------

Net income (loss)                    $ (139,112)    $  (30,195)    $ (531,130)
                                     ==========     ==========     ==========

Basic earnings (loss) per share      $     (.05)    $     (.01)    $     (.22)
                                     ==========     ==========     ==========

Weighted average number of
    shares outstanding                2,748,474      2,563,689      2,448,118
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