Form 10-Q
period 2000-03-31
TABLE TRAC INC
filed 2000-05-11
CIK 1090396

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________


Commission File Number 0-28383


                                Table Trac, Inc.
                                ----------------
             (Exact name of registrant as specified in its charter)

            Nevada                                         88-0336568
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                    4200 Kemrich Minnetonka, Minnesota 55345
                    (Address of principal executive offices)

                                 (612) 939-9679
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No ___


2,859,862 Shares Of Common Stock were outstanding as of March 31, 2000

                                Table Trac, Inc.


                                    I N D E X


                                                                           Page
                                                                           ----

PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements (Unaudited)

          Condensed Balance Sheets
             March 31, 2000 and 1999 (Unaudited)                             1

          Statements of Income
             Three months ended March 31,
                2000 and 1999 (Unaudited)                                    2

          Condensed Statements of Cash Flows
             Three months ended March 31,
                2000 and 1999 (Unaudited)                                    3

          Selected Notes to Condensed Financial
             Statements (Unaudited)                                          4


   Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             5


PART II. OTHER INFORMATION                                                   6-7

   Item 1. Legal Proceedings

   Item 6. Exhibits and Reports on Form 8-K


SIGNATURES


Part I. FINANCIAL INFORMATION
Item I. FINANCIAL STATEMENTS

                                Table Trac, Inc.
                         (A Development Stage Company)
                            Condensed Balance Sheets
                                  (Unaudited)
                              As of March 31, 2000

                                                          -----------  -----------
                                                          Mar 31, '00  Mar 31, '99
                                                          -----------  -----------
ASSETS
     Current Assets
         Cash                                              $ 118,695    $      67
         Accounts Receivable                                   3,697        1,870
         Prepaid expenses                                      2,863          180
                                                           ---------    ---------
     Total Current Assets                                    125,255        2,117
                                                           ---------    ---------
     Fixed Assets
         At cost                                              22,731       22,731
         Accumulated depreciation                             20,235       14,840
                                                           ---------    ---------
             Net Fixed Assets                                  2,496        7,891
                                                           ---------    ---------
     Other assets:
         Inventory                                            19,271       28,287
         Loans To Shareholders                                32,630       38,530
         Other asset                                           2,500         --
         Intangible assets, net                               33,929       22,132
                                                           ---------    ---------
     Total Other Assets                                       88,330       88,949
                                                           ---------    ---------
TOTAL ASSETS                                               $ 216,081    $  98,957
                                                           =========    =========
LIABILITIES & EQUITY
     Liabilities
         Current Liabilities
             Accounts Payable                              $   2,200    $   4,215
             Accrued expenses                                  2,027         --
             Notes and debentures payable - stockholders     122,500      122,500
                                                           ---------    ---------
                 Total Current Liabilities                   126,727      126,715

     Long-term liabilities:
         Convertible debentures                              100,000         --
         Note payable                                           --         16,000
                                                           ---------    ---------
              Total Liabilities                              226,727      142,715
                                                           ---------    ---------

     Stockholders' Equity (Deficit)
         Common Stock                                        571,617      362,277
         Accumulated Deficit During Development Stage       (582,263)    (406,035)
                                                           ---------    ---------
             Total Stockholders' Equity (Deficit)            (10,646)     (43,758)
                                                           ---------    ---------
TOTAL LIABILITIES & EQUITY                                 $ 216,081    $  98,957
                                                           =========    =========


                       See Notes To Financial Statements.



                                Table Trac, Inc.
                          (A Development Stage Company)
                             Statement Of Operations
                                   (Unaudited)
                           January through March 2000

                                                  -------------    -------------
                                                  Jan - Mar '00    Jan - Mar '99
                                                  -------------    -------------
Ordinary Income/Expense
        Sales                                      $     7,419      $    10,766
        Cost of Sales                                    3,010            3,566
                                                   -----------      -----------

    Gross Profit                                         4,409            7,200

                                                   -----------      -----------
    Operating Expenses                                  56,897           21,219
                                                   -----------      -----------

Loss from Operations                                   (52,488)         (14,019)


Other Income/Expense
        Interest Income                                    951             --
                                                   -----------      -----------

Net Income before income taxes                         (51,537)         (14,019)

Income Taxes                                              --               --
                                                   -----------      -----------

Net Loss                                           $   (51,537)     $   (14,019)
                                                   ===========      ===========

Primary Earnings Per Share                         $     (0.02)     $     (0.01)
                                                   ===========      ===========

Fully diluted Earnings Per Share                   $     (0.02)     $     (0.01)
                                                   ===========      ===========

Weighted average oustanding shares                   2,859,862        2,586,999
                                                   ===========      ===========




                       See Notes To Financial Statements.


                                        Table Trac, Inc.
                                 (A Development Stage Company)
                               Condensed Statements Of Cash Flows
                                          (Unaudited)
                                   January through March 2000

                                                                      Jan - Mar '00   Jan - Mar '99
                                                                      -------------   -------------
         OPERATING ACTIVITIES
             Net Income (loss)                                          $ (51,537)      $ (14,020)

             Adjustments to reconcile net income (loss)
             to net cash provided by operations:
                 Depreciation                                               1,079            --
                 Amortization                                                 103            --
                 Accounts Receivable                                          236           3,303
                 Inventory                                                  2,956           1,760
                 Loans To Shareholders                                      3,500         (12,690)
                 Prepaid Expenses                                             180           1,106
                 Accounts Payable                                             730             990
                 Accrued Expenses                                             (45)         (2,263)
                                                                        ---------       ---------
                      Net cash provided by Operating Activities           (42,798)        (21,814)
                                                                        ---------       ---------

         INVESTING ACTIVITIES
             Other                                                         (2,500)           --
             Deferred Loan Costs                                          (10,542)           --
                                                                        ---------       ---------
                      Net cash provided by Investing Activities           (13,042)           --
                                                                        ---------       ---------

         FINANCING ACTIVITIES
             Loan Payable                                                    --            10,000
             Convertible Debentures                                       100,000            --
             Capital Stock                                                   --             6,000
             Capital Stock:offering expenses                               (3,086)         (3,127)
                                                                        ---------       ---------
                      Net cash provided by Financing Activities            96,914          12,873
                                                                        ---------       ---------


     Net cash increase for period                                          41,074          (8,941)
                                                                        ---------       ---------

     Cash at beginning of period                                           77,621           9,008
                                                                        ---------       ---------

                                                                        =========       =========
Cash at end of period                                                   $ 118,695       $      67
                                                                        =========       =========


                               See Notes To Financial Statements.

                                               3

                                Table Trac, Inc.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.   Condensed Financial Statements:

          The condensed balance sheet as of March 31, 2000, the statement of operations for the three-month periods ended March 31, 2000 and 1999, and the condensed statement of cash flows for the three-month periods then ended have been prepared by the Company, without audit, in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
          Article 10 of Regulation S-X. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at March 31, 2000 and for all periods presented have been made.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 audited financial statements. The results of operations for the period ended March 31, 2000 are not necessarily indicative of the operating results for the full year.

                                Table Trac, Inc.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Results of Operations
---------------------

     Revenues decreased in 2000 to $7,419 from $10,766 in 1999. There were increased license fees, no sales, and decreased consulting fees in 2000 to account for the difference.

     Costs of sales decreased in 2000 to $3,010 from $3,566 in 1999 as a result of no sales in 2000.

     Operating expenses increased in 2000, to $56,897 from $21,219. The major changes were increased sales expense in 2000.

     The result was that there was a net loss of $51,537 in 2000, compared to a net loss of $14,019 in 1999. The net loss per share in 2000 was $.02 compared to a net loss per share of $.01 in 1999.

                           PART II. OTHER INFORMATION


Item 1.   Legal Proceedings

          The Company is aware of no legal proceeding that is pending or threatened to which the Company is a party or of which its property is subject.




Item 6.   Exhibits and Reports on Form 8-K

          (b) No reports on Form 8-K were filed during the three months ended March 31, 2000.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 Table Trac, Inc.



Date May 5, 2000                                 By: /s/ Chad Hoehne
                                                 -------------------
                                                 President and Director