Form 10QSB
period 2000-06-30
TABLE TRAC INC
filed 2000-08-14
CIK 1090396

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 2000
                               --------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to
                                -----------------------       ------------------


Commission File Number     0-28383
                       ---------------------------------------------------------


                                Table Trac, Inc.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Nevada                                          88-0336568
------------------------------                  -------------------------------
 (State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)

                    4200 Kemrich Minnetonka, Minnesota 55345
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (952) 939-9679
                                 --------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes    X               No
     -----                 -----


2,865,688 Shares Of Common Stock were outstanding as of June 30, 2000

                                Table Trac, Inc.


                                    I N D E X

                                                                         Page
                                                                         ----

PART I.   FINANCIAL INFORMATION

   Item 1.   Financial Statements (Unaudited)

                  Balance Sheets as of June 30, 2000
                    and December 31, 1999                                 1


                  Statements of Operations for the
                     three months and six months ended June 30,
                        2000 and 1999                                     2

                  Statements of Cash Flows for the
                     three months and six months ended June 30,
                        2000 and 1999                                     3

                  Selected Notes to Financial Statements                  4


   Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                       5


PART II.     OTHER INFORMATION                                          6-7

   Item 1.   Legal Proceedings

   Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES



Part I.  FINANCIAL INFORMATION
         ---------------------
Item I.  FINANCIAL STATEMENTS
         --------------------

                                           Table Trac, Inc.
                                    (A Development Stage Company)
                                            Balance Sheets
                                             (Unaudited)

                                                              June 30, 2000            December 31, 1999
                                                              -------------            ------------------

ASSETS
     Current Assets
             Cash                                               $  91,354                 $  77,621
             Total Accounts Receivable                             34,684                     3,933
         Other Current Assets
             Deferred Loan Costs                                   11,667                         0
             Prepaid Insurance                                          0                       180
             Prepaid Legal                                          2,745                     2,863
                                                                ---------                 ---------
         Total Other Current Assets                                14,412                     3,043
                                                                ---------                 ---------
     Total Current Assets                                         140,450                    84,597
     Fixed Assets
         Fixed Assets                                                 806                     3,576
                                                                ---------                 ---------
     Total Fixed Assets                                               806                     3,576

      Other Assets:
         Loans To Shareholders                                     34,130                    36,130
         Inventory                                                 32,126                    22,227
         Other assets                                              25,888                    23,490
                                                                ---------                 ---------
     Total other Assets                                            92,144                    81,847
                                                                ---------                 ---------
TOTAL ASSETS                                                    $ 233,400                 $ 170,020
                                                                =========                 =========
LIABILITIES & EQUITY
     Liabilities
         Current Liabilities
             Total Accounts Payable                             $   9,689                 $   1,470
             Notes payable - stockholders                          50,000                    50,000
             Debentures payable - stockholders                     72,500                    72,500
             Total Other Current Liabilities                          824                     2,127
                                                                ---------                 ---------

         Total Current Liabilities                                133,013                   126,097
                                                                ---------                 ---------
         Long Term Liabilities
             Convertible Debentures                               125,000                         0
                                                                ---------                 ---------

         Total Long Term Liabilities                              125,000                         0
                                                                ---------                 ---------
     Total Liabilities                                            258,013                   126,097
     Equity
         Capital Stock                                            574,703                   574,703
         Retained Earnings                                       (599,316)                 (530,780)
                                                                        0                         0
                                                                ---------                 ---------

     Total Equity                                                 (24,613)                   43,923
                                                                ---------                 ---------

TOTAL LIABILITIES & EQUITY                                      $ 233,400                 $ 170,020
                                                                =========                 =========



                                      See Notes to Financial Statements.


                                                         Table Trac, Inc.
                                                  (A Development Stage Company)
                                                     Statements Of Operations
                                                            (Unaudited)



                                                          Three Months Ended                      Six Months Ended
                                                   --------------------------------      --------------------------------
                                                   June 30, 2000      June 30, 1999      June 30, 2000      June 30, 1999
                                                   -------------      -------------      -------------      -------------
Ordinary Income/Expense
                  Sales                             $    54,387        $    26,982        $    61,806        $    37,748
                  Cost of Goods Sold                      2,357             15,441              5,367             19,007
                                                    -----------        -----------        -----------        -----------
          Gross Profit                                   52,030             11,541             56,439             18,741

          Operating Expense                              67,254             42,468            127,237             63,688
                                                    -----------        -----------        -----------        -----------

Net Ordinary Income (Loss)                              (15,224)           (30,927)           (70,798)           (44,947)
Other Income (Expense)
              Interest Income                             1,311                387              2,262                387
                                                    -----------        -----------        -----------        -----------
Net Income (Loss) before Taxes                          (13,913)           (30,540)           (68,536)           (44,560)

Income Taxes                                                  0                  0                  0                  0
                                                    -----------        -----------        -----------        -----------

Net Income (Loss)                                   $   (13,913)       $   (30,540)       $    68,536)       $    44,560)
                                                    ===========        ===========        ===========        ===========


Loss per Share                                      $     (0.01)       $     (0.01)       $     (0.02)       $     (0.02)
                                                    ===========        ===========        ===========        ===========

Loss Per Common Share Assuming Dilution             $     (0.01)       $     (0.01)       $     (0.02)       $     (0.02)
                                                    ===========        ===========        ===========        ===========

Weighted Average Outstanding Shares                   2,865,668          2,586,999          2,865,668          2,586,999
                                                    ===========        ===========        ===========        ===========



                                              See Notes to Financial Statements.





                                                  Table Trac, Inc.
                                           (A Development Stage Company)
                                              Statements of Cash Flows
                                                      (Unaudited)

                                                                  Three Months Ended                 Six Months Ended
                                                           ------------------------------    --------------------------------
                                                           June 30, 2000    June 30, 1999    June 30, 2000      June 30, 1999
                                                           -------------    -------------    -------------      -------------
    OPERATING ACTIVITIES
        Net Income                                         $ (13,912)        $ (30,540)        $ (68,536)        $ (44,560)

        Adjustments to reconcile Net Income
        to net cash provided by operations:
            Amortization                                           0            (2,169)              103            (2,169)
            Depreciation                                       1,691                 0             2,770                 0
            Accounts Payable                                   7,488            16,918             8,218            18,750
            Accounts Receivable                              (30,987)          (16,416)          (30,751)          (13,113)
            Inventory                                        (12,910)          (10,721)           (9,899)           (8,961)
            Loans To Shareholders                             (1,500)           (7,650)            2,000           (19,234)
            Payroll Liabilities                               (1,203)              430            (1,303)           (2,417)
            Prepaid Expenses                                     117                 0               297                 0
                                                           ---------         ---------         ---------         ---------
    Net cash provided by Operating Activities                (51,216)          (47,979)          (97,101)          (69,535)
                                                           ---------         ---------         ---------         ---------

    INVESTING ACTIVITIES
            Stock Holdings                                         0                 0            (2,500)                0
            Deferred Loan Costs                               (1,125)                0           (11,667)                0
                                                           ---------         ---------         ---------         ---------
    Net cash provided by Investing Activities                 (1,125)                0           (14,167)                0
                                                           ---------         ---------         ---------         ---------
    FINANCING ACTIVITIES
        Loan Payable                                               0           (16,000)                0            (6,000)
        Convertible Debentures                                25,000                 0           125,000                 0
        Capital Stock                                              0           160,363                 0           166,363
        Capital Stock:offering expenses                            0           (28,342)          (31,469)
                                                           ---------         ---------         ---------         ---------
    Net cash provided by Financing Activities                 25,000           116,021           125,000           128,894
                                                           ---------         ---------         ---------         ---------
Net cash increase for period                                 (27,341)           68,042            13,732            59,359
Cash at beginning of period                                  118,695               (24)           77,622             8,660
                                                           ---------         ---------         ---------         ---------


Cash at end of period                                      $  91,354         $  68,018         $  91,354         $  68,019
                                                           =========         =========         =========         =========



                                       See Notes to Financial Statements.

                                                        3

                                Table Trac, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2000


Note 1. Basis of Presentation:

          The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
          Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period and six month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 1999.


Note 2. Revenue Recognition:

          Revenues are recorded at the time of shipment of products or performance of services. Monthly license fees are recorded over the lives of the respective contracts or as earned.

Note 3. Customer Concentration:

          One major customer comprised 100% of the Company's revenues from installation and licensing fees from the installation of the Company's Table Trac(TM) system through April 2000.

Note 4. Contingent Debenture Interest:

          Payment of interest on the debentures payable - stockholders is contingent on future earnings. If the Company is successful in achieving profitable operations it will be obligated to pay contingent debenture interest of $72,500 in addition to the $72,500 in debentures currently reflected as current in the accompanying financial statements. It is at least reasonably possible the Company will achieve profitable operations and will be required to settle this obligation for $145,000.

Note 5. Convertible Debenture Private Placement:

          In 2000 the Company attempted to raise $700,000 through a private placement of convertible debentures. The Company sold $125,000 of these convertible debentures. These convertible debentures bear interest at 10% per year payable monthly. Beginning in the 13th month the investor will receive monthly payments of interest plus 9% of the principal. These debentures are convertible into shares of the Company's common stock at $2 per share.

                                Table Trac, Inc.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Business Overview:

     The Table Trac(TM) system (patent number 5,957,776) is available for an installation and monthly license fee from the Company for casinos with a minimum number of tables. The first customer installation was in June 1996, in a 10 table casino in northern Minnesota. The second customer installation was purchased by the same operator and installed in July 1997. Both systems have been operational since. In April 2000 the Company completed installation at the L.C.O. Casino in Hayward, Wisconsin. With the system developed, site tested and commercial viability established, the Company has turned its focus to sales and marketing.

     Results of Operations:

     Revenues in the quarter ended June 30 increased to $54,387 in 2000 from $26,982 in 1999. There were increased license fees, increased sales, and decreased consulting fees in 2000 to account for the difference. All of the Company's revenues from installation and licensing fees from the installation of the Company's Table Trac(TM) system were from one customer through April 2000. In April 2000 license fees commenced from a second installation of the Company's Table Trac(TM) system.

     Costs of sales in the quarter ended June 30 decreased in 2000 to $2,357 from $15,441 in 1999 as a result of increased custom software in 2000.

     Operating expenses in the quarter ended June 30 increased in 2000, to $67,199 from $42,468. The major changes were increased sales expense, payroll and professional fees in 2000 compared to 1999.

     The result was that there was a net loss of $13,858 in the second quarter 2000 compared to a net loss of $30,540 in the second quarter 1999. The net loss per share was $.01 in the second quarter 2000 compared to a net loss per share of $.01 in the second quarter 1999.

     Revenues in the six months ended June 30 increased to $61,806 in 2000 from $37,748 in 1999. Costs of sales decreased in 2000 to $5,367 from $19,007 in 1999. Operating expenses increased in 2000 to $127,237 from $63,688 in 1999.

     The result was that there was a net loss of $68,536 through June 30, 2000 compared to a net loss of $44,560 through June 30, 1999. The net loss per share was $.02 through June 30, 2000 compared to a net loss per share of $.02 through June 30, 1999.



     Liquidity and Capital Resources:

     In 2000 the Company has raised $125,000 through the sale of convertible debentures. The Company feels that these monies, as well as monies provided from current revenues will be sufficient to meet operating needs during the next twelve-month period. The Company will continue to look for additional installations, but there can be no assurances that the Company will be successful in its efforts.

     Safe Harbor:

     The Private Securities Litigation Reform Act of 1995 provides "safe harbor" for forward-looking statements. Certain information included in this Form 10-QSB and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain statements that are forward-looking, such as statements relating to plans for sales and marketing, liquidity, and other business activities and developments. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, dependence on a limited number of customers, general economic conditions, or changes in federal or state laws or regulations.


                           PART II. OTHER INFORMATION
                                    -----------------


Item 1. Legal Proceedings

          The Company is aware of no legal proceeding that is pending or threatened to which the Company is a party or of which its property is subject.



Item 6. Exhibits and Reports on Form 8-K

          (b) No reports on Form 8-K were filed during the three months ended June 30, 2000.



                                    SIGNATURE



In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Table Trac, Inc.



Date August 9, 2000                          By: /s/ Chad Hoehne
                                                 -------------------------------
                                                 President and Director