Form 10QSB
period 2000-09-30
TABLE TRAC INC
filed 2000-11-09
CIK 1090396

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                September 30, 2000
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                                ----------------------  ------------------------


Commission File Number            0-28383
                       ----------------------------


                                Table Trac, Inc.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

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

                                 (612) 939-9679
               --------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
 Yes X No
    ---  ---

2,865,688 Shares Of Common Stock were outstanding as of September 30, 2000

                                Table Trac, Inc.


                                    I N D E X


                                                                          Page
                                                                          ----
PART I.   FINANCIAL INFORMATION

   Item 1.  Financial Statements (Unaudited)

                 Condensed Balance Sheets
                    September 30, 2000 and 1999 (Unaudited)                 1


                 Statements of Operations
                    Three months and nine months ended September 30,
                       2000 and 1999 (Unaudited)                            2

                 Condensed Statements of Cash Flows
                    Three months and nine months ended September 30,
                       2000 and 1999 (Unaudited)                            3

                 Selected Notes to Condensed Financial
                    Statements (Unaudited)                                  4


   Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                        5


PART II.  OTHER INFORMATION                                               6-7



Part I. FINANCIAL INFORMATION
        ---------------------
Item I.  FINANCIAL STATEMENTS
         --------------------


                                     Table Trac, Inc.
                              (A Development Stage Company)
                                      Balance Sheets
                                       (Unaudited)



                                                               September 30,  December 31,
                                                                   2000          1999
                                                                ---------      ---------

ASSETS
            Current Assets
                             Cash                               $ 138,800      $  77,621
                             Total Accounts Receivable             12,576          3,933
                             Other Current Assets                  13,037          3,043
                                                                ---------      ---------

            Total Current Assets                                  164,413         84,597
                                                                ---------      ---------
            Fixed Assets
                     Fixed Assets                                     456          3,576
                                                                ---------      ---------
            Other Assets
                     Loans To Shareholders                         31,630         36,130
                     Inventory                                     15,731         22,227
                     Other Assets                                  25,888         23,490
                                                                ---------      ---------
                             Total Other Assets                    73,249         81,847
                                                                ---------      ---------
TOTAL ASSETS                                                    $ 238,118      $ 170,020
                                                                =========      =========

LIABILITIES & EQUITY
            Liabilities
                     Current Liabilities
                             Total Accounts Payable             $     409      $   1,470
                             Notes Payable-Stockholders            50,000         50,000
                             Debentures Payable- Stockholders      72,500         72,500
                             Total Other Current Liabilities          818          2,127
                                                                ---------      ---------
                     Total Current Liabilities                    123,727        126,097
                                                                ---------      ---------
                     Long Term Liabilities
                             Convertible Debentures               125,000              0
                                                                ---------      ---------
            Total Liabilities                                     248,727        126,097
                                                                ---------      ---------
            Equity
                     Capital Stock                                576,854        574,703
                     Deficit accumulated during
                             development stage                   (587,464)      (530,780)
                                                                ---------      ---------
            Total Equity                                          (10,609)        43,923
                                                                ---------      ---------
TOTAL LIABILITIES & EQUITY                                      $ 238,118      $ 170,020
                                                                =========      =========
                            See notes to Financial Statements

                                            1


                                               Table Trac, Inc.
                                        (A Development Stage Company)
                                           Statements Of Operations
                                                 (Unaudited)






                                                         Three Months Ended            Nine Months Ended
                                                     -------------------------    --------------------------
                                                      9/30/2000     9/30/1999      9/30/2000      9/30/1999
                                                     -----------   -----------    -----------    -----------
Ordinary Income/Expenses
           Sales                                     $    79,497   $    15,373    $   141,303    $    53,121
           Cost of Goods Sold                             18,809          --           24,176         19,007
                                                     -----------   -----------    -----------    -----------
       Gross Profit                                       60,688        15,373        117,127         34,114

       Operating Expenses                                 50,497        49,187        177,733        112,875
                                                     -----------   -----------    -----------    -----------

Net Ordinary Income (Loss)                                10,191       (33,814)       (60,606)       (78,761)
Other Income (Expense)
       Interest Income                                     1,660           683          3,922          1,070
                                                     -----------   -----------    -----------    -----------
Net Income (Loss) before Taxes                            11,851       (33,131)       (56,684)       (77,691)

Income Taxes                                                --            --             --             --
                                                     -----------   -----------    -----------    -----------

Net Income (Loss)                                    $    11,851   $   (33,131)   $   (56,684)       (77,691)
                                                     ===========   ===========    ===========    ===========


Income/(Loss) Per Share                              $      0.01   $     (0.01)   $     (0.02)   $     (0.03)
                                                     ===========   ===========    ===========    ===========

Income/(Loss) Per Common Share Assuming Dilution     $      0.01   $     (0.01)   $     (0.02)   $     (0.03)
                                                     ===========   ===========    ===========    ===========

Weighted Average Outstanding Shares                    2,865,668     2,586,999      2,865,668      2,586,999
                                                     ===========   ===========    ===========    ===========

                                      See Notes to Financial Statements

                                                      2


                                                        Table Trac, Inc.
                                                  (A Development Stage Company)
                                                    Statements Of Cash Flows
                                                           (Unaudited)



                                                                         Three Months Ended         Nine Months Ended
                                                                       -----------------------   -----------------------
                                                                       09/30/2000   09/30/1999   09/30/2000   09/30/1999
                                                                       ----------   ----------   ----------   ----------
           OPERATING ACTIVITIES
                     Net Income (loss)                                 $   11,851   $  (33,131)  $  (56,684)  $  (77,691)

                     Adjustments to reconcile net income (loss)
                     to net cash provided by operations:
                              Amortization                                  1,375          541          103       (1,628)
                              Depreciation                                    350        3,469        3,120        3,469
                              Accounts Payable                             (9,279)     (21,372)      (1,061)      (2,622)
                              Accounts Receivable                          22,109       13,176       (8,642)       1,169
                              Inventory                                    16,395       (1,874)       6,496      (10,835)
                              Loans to Shareholders                         2,500        3,500        4,500      (16,840)
                              Payroll Liabilities                              (6)         738       (1,309)      (1,680)
                              Prepaid Expenses                               --           --            297         --
                                                                       ----------   ----------   ----------   ----------
           Net Cash provided by Operating Activities                       45,295      (34,953)     (53,180)    (106,658)
                                                                       ----------   ----------   ----------   ----------

           INVESTING ACTIVITIES
                              Stock Holdings                                 --           --         (2,500)        --
                              Deferred Loan Costs                            --           --        (10,292)        --
                                                                       ----------   ----------   ----------   ----------
           Net cash provide by Investing Activities                          --           --        (12,792)        --
                                                                       ----------   ----------   ----------   ----------
           FINANCING ACTIVITIES
                     Loan Payable                                                                                 (6,000)
                     Convertible Debentures                                                         125,000
                     Capital Stock                                          3,006      112,500        3,006      278,863
                     Capital Stock:offering expenses                         (855)     (30,093)        (855)     (61,563)
                                                                       ----------   ----------   ----------   ----------
           Net Cash provided by Financing Activities                        2,151       82,407      127,151      211,300
                                                                       ----------   ----------   ----------   ----------
Net cash increase for period                                               47,446       47,454       61,179      104,642
Cash at beginning of period                                                91,354       65,848       77,621        8,660
                                                                       ----------   ----------   ----------   ----------

Cash at end of period                                                  $  138,800   $  113,302   $  138,800   $  113,302
                                                                       ==========   ==========   ==========   ==========


                                               See Notes to Financial Statements



                                Table Trac, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000


Note 1.   Basis of Presentation:

          The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
          Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period and nine month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 1999.


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

Note 6.   Subsequent Events:

          On October 9,2000 the Company began a private placement for the sale of additional shares by Emergent Financial Group, a NASD member. The offering consisted of 1 share of restricted common stock and one two-year warrant to buy an additional share of restricted common stock at $2.50 per share. The offering has been priced at $1.50 per unit. The offering is a Minimum of $510,000, and a maximum of $1,500,000. On October 26,2000 the minimum was completed and the Company received $512,500.50. The underwriter is continuing to place the remaining units to complete the maximum.

                                Table Trac, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

     Revenues in the three months ended September 30 increased in 2000 to $79,497 from $15,373 in 1999. There were increased license fees, increased sales, and decreased consulting fees in 2000 to account for the difference.

     Costs of sales in the three months ended September 30 increased in 2000 to $18,809 from $0 in 1999 as a result of increased custom software in 2000.

     Operating expenses in the three months ended September 30, increased in 2000 to $50,497 from $49,187. The major changes were increased sales expense in 2000.

     The result was that there was a net profit of $11,851 in the three months ended September 30 2000, compared to a net loss of $33,131 in 1999. The net profit per share in the three months ended September 30 2000 was $.01 compared to a net loss per share of $.01 in 1999.

     Revenues in the nine months ended September 30 increased in 2000 to $141,303 from $53,121 in 1999. There were increased license fees, increased sales, and decreased consulting fees in 2000 to account for the difference.

     Costs of sales in the nine months ended September 30 increased in 2000 to $24,176 from $19,007 in 1999 as a result of increased custom software in 2000.

     Operating expenses in the nine months ended September 30, increased in 2000 to $177,733 from $112,875. The major changes were increased sales expense in 2000.

     The result was that there was a net loss of $56,684 in the nine months ended September 30 2000, compared to a net loss of $77,691 in 1999. The net loss per share in the nine months ended September 30 2000 was $.02 compared to a net loss per share of $.03 in 1999.

                           PART II. OTHER INFORMATION
                                    -----------------


Item 1.   Legal Proceedings

          The Company is aware of no legal proceeding that is pending or threatened to which the Company is a party or of which its property is subject.




Item 6.   Exhibits and Reports on Form 8-K

          (b) No reports on Form 8-K were filed during the three months ended September 30, 2000.

                                    SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Table Trac, Inc.



Date November 2, 2000                      By:  /s/  Chad Hoehne
                                              -------------------------------
                                                     Chad Hoehne
                                                     President and Director