Form 10KSB
period 2000-12-31
TABLE TRAC INC
filed 2001-03-30
CIK 1090396

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2000
                           Commission File No. 0-28383

                                TABLE TRAC, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Nevada                                       88-0336568
             ------                                       ----------
  (State or other jurisdiction                 (IRS Employer Identification No.)
of Incorporation or Organization)

                              4625 County Road 101
                                    Suite 202
                           Minnetonka, Minnesota 55345
                ------------------------------------------------
               (Address of principal executive office) (Zip Code)

                  Registrant's telephone number: (952) 548-8877

           Securities registered pursuant to Section 12(b) of the Act:
                        3,533,819 Shares Of Common Stock

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

                          Common Stock, (no par value)
                          ---------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X NO___

The aggregate market value of the voting stock held by non-affiliates of the Registrant on December 31, 2000, based on the average bid and asked prices of Common Stock in the over-the-counter market on that date was $2,115,294.

3,533,819 shares of Registrant's Common Stock, no par value were outstanding on December 31, 2000, prior to the effectiveness of the latest practicable date.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $169,259

                       DOCUMENTS INCORPORATED BY REFERENCE

     None.

                                    CONTENTS
                                    --------

                                                                        Page
                                                                        ----
PART I

         Item 1.  BUSINESS                                                4

         Item 2.  PROPERTY                                                7

         Item 3.  LEGAL PROCEEDINGS                                       7

         Item 4.  SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS                                     7

PART II

         Item 5.  MARKET FOR REGISTRANT'S COMMON
                  EQUITY AND RELATED STOCKHOLDER
                  MATTERS                                                 7

         Item 6.  MANAGEMENT'S DISCUSSION AND
                  ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS                               8

         Item 7.  FINANCIAL STATEMENTS AND
                  SUPPLEMENTARY DATA                                      9

         Item 8.  DISAGREEMENTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE                                    9

PART III

         Item 9. DIRECTORS AND EXECUTIVE OFFICERS OF
                   THE REGISTRANT                                        10

         Item 10. EXECUTIVE COMPENSATION                                 10

         Item 11. SECURITY OWNERSHIP OF CERTAIN
                   BENEFICIAL OWNERS AND MANAGEMENT                      11

         Item 12. CERTAIN RELATIONSHIPS AND RELATED
                   TRANSACTIONS                                          11

PART IV

         Item 14. EXHIBITS, FINANCIAL STATEMENT
                           SCHEDULES AND REPORTS ON FORM 8-K             11

                                     PART I

Item 1. - BUSINESS
-------

     Table Trac, Inc. (the "Company") is a Nevada Corporation, formed on June 27, 1995, with principal offices in Minnetonka, Minnesota. The Company has developed and is commencing the commercialization of a proprietary information and management system (Table Trac(TM)) that automates and monitors the operations of casino table games. The general intent of Table Trac is a system to acquire, evaluate, and provide immediate access to a new level of detailed information which has never been available to managers before now.

     Until 1988 there were only two states that allowed legalized gambling. In 2000 casino gambling is allowed in over 20 states, and large public corporations manage most of the industry. Legalized gambling in the United States has taken over as the top revenue earner for all forms of entertainment.

     Most departments in the casino industry are already computerized. The missing link is the table games. Casinos are still using methods for the confirmation of table game activity that were used over 50 years ago, and can only loosely tie manager's estimates to the actual table cash count. This method cannot assure that every drop box dollar is actually counted, or makes it to the casino's bank account. In today's business world, from the largest corporation to the local convenience store, all cash transactions are recorded and verified to the cash count. The Table Trac system brings the casino industry up to today's computer technology.

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

     The heart of the system is the patented (U.S. patent # 5,957,776) table top hardware design which gathers table drop, inventories, dealer, floor manager, player, security and drop box information using a dealer-activated keypad, and on-table magnetic card reader. The dealer depresses various keys that each corresponds with the various denominations of bills being dropped into the Drop box, and swipes his or others magnetic cards (just like your credit cards) to send that information to the central computer. The use and operation of Table Trac does not alter either the pace or routine of the game, which is important to both management and customers.

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


TABLE TRAC INSTALLATIONS

     Table Trac's Beta test site was installed in November of 1995, in a 12-table casino in Kenora, Ontario, Canada. This provided the system's first live test, and it ran successfully from the time it was installed.

         The first customer installation was in June of 1996, in a 10-table casino in northern Minnesota. The system has been operational in that casino since the date of installation, and the casino has added all of Table Trac's features and services to their system.

     The second customer installation was purchased by the same operator and installed in its other casino in northern Minnesota in July of 1997. The two installations were linked together in September of 1997. The player-tracking portion of the two systems is a first of its kind network, which allows players to use a single club member's card to earn and redeem points at either casino.

     The third installation was in the L.C.O. Casino in Hayward, Wisconsin. The contract for the installation was signed on March 22, 1999 and successfully installed.

     The fourth installation was in the White Oak casino in Northern Minnesota. This casino is own by the same operator owning the other Northern Minnesota Casinos. This installation was completed in August 2000.

Availability of Table Trac

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

     The Company filed its provisional patent application in August of 1995, and filed its Final Application in August 1996. This application was approved and issued on September 28, 1999, as patent number 5,957,776.

     The Company filed to register its Trademark ("TABLE TRAC") in September of 1996. The Mark was published October 1997. The Mark received one objection by Bally Gaming International in Feb of 1998. That objection was answered in May of 1998, and has now been settled, with no expense to the Company. The Trademark was issued on September 7, 1999, as Trademark number 2,275,137.

ENVIRONMENTAL COMPLIANCE

     The Company believes that it is in compliance with all current federal and state environmental laws.

EMPLOYEES

     As of December 31, 2000 the Company had one full-time employee.

COMPETITION

     The Company is unaware of any other companies actively pursuing a competing tabletop system for table games management/accounting. Table Trac's system performs management/accounting functions as well as other valuable functions for the casino, including table games Player Rating functions. The Company is aware of several competitors offering automation solutions for table games Player Rating. The Company is confident that its Player Rating solution is equal or better than any currently being offered by its competitors; however, some of the Company's competitors may have substantially greater resources than the Company.

RECENT DEVELOPMENTS

     With the system developed, site tested, and commercial viability established, the Company has turned its focus to sales and marketing. Mr. Thomas Kozlowski has agreed to join Table Trac bringing over 20 years experience inside the casino management community, and most importantly, within the table games specialty of that industry. Mr. Kozlowski identified Table Trac as the automation of the methods he personally taught and used to implement internal controls and troubleshoot table games departments in his consulting experience.

     On November 8, 2000, the Company, through its Underwriter, Emergent Financial Group, Inc., raised an additional $512,000 in equity capital. Management feels this gives the Company adequate resources for the foreseeable future.

Item 2. - PROPERTY
-------

     None


Item 3. - LEGAL PROCEEDINGS
-------

     None


Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------

     None.

                                     PART II

Item 5. - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-------


     The Company's common stock has been traded since July 17, 2000 on the OTC Bulletin Board. As of December 31, 2000 the following firms were making a market in the Company's common stock:

Wein Securities
Knight Securities
Herzog, Hein, Geduld, Inc.
Ladenburg, Thalman & Co.
Fleet Trading
Hill Thompson Magid, L. P.
Schwab Capital Markets, L. P.
GVR Company
Paragon Capital Markets


                                                       Price per Share
                                                       ---------------
                                                     High             Low
                                                     ----             ---

Calendar Year 2000
         First Quarter                               NA               NA

         Second Quarter                              NA               NA

         Third Quarter                               $1.05            $.688

         Fourth Quarter                              $1.55            $.688


     There are 81 holders of record of the common stock of the Company. There have never been any dividends, cash or otherwise, paid on the common shares of the Company.

Item 6. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------
             CONDITION AND RESULTS OF OPERATIONS

Fiscal Years Ended December 31,
-------------------------------
                                            2000                  1999
                                            ----                  ----

Income Statement Data
---------------------
   Net Sales                                $  169,259            $   60,537
   Net Income (loss)                        $ (146,589)           $ (139,197)
Per Share Data
--------------
Net Income (loss)                           $ (.05)               $ (.05)


                                            As of December 31,
                                            ------------------
                                            2000                     1999
                                            ----                     ----
Balance Sheet Data
------------------
   Total Assets                             $599,695              $ 169,934
   Total Liabilities                        $ 25,594              $ 126,096
   Stockholders' Equity (Deficit)           $574,101              $  43,838

Results of Operations

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 2000.

     Revenues increased in 2000 to $169,259 from $60,537 in 1999. There were increased license fees, and sales in 2000 to account for the difference.

     Costs of sales decreased in 2000 to $24,366 from $25,319 in 1999 as a result of improved profit margins in 2000.

     Operating expenses increased in 2000, to $291,482 from $162,073 in 1999. The major changes reflect increased Sales & Marketing costs as well as increased Research & Development costs and added costs associated with opening the new Minnetonka, MN office.

     The result was that there was a net loss of $146,589 in 2000, compared to a net loss of $139,197 in 1999. The net loss per share in 2000 was $.05 compared to a net loss per share of $.05 in 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Table Trac, Inc. has historically had more expenses than income in each year of its operations. The accumulated deficit from inception to December 31, 2000 was $677,470. It has been able to maintain a positive cash position solely through financing activities.

     The Company, however, is not capital intensive. The basic product of the Company is its computer-patented software developed by its President. All manufacturing is done only after an outside manufacturer receives an order, so there is little inventory held by the Company of its product. The Company does the installation, only after an order is received.

     There are no known trends, events or uncertainties that are likely to have a material impact on the short or long-term liquidity. The primary source of liquidity in the long term will be increased sales. During 2000 the Company through its Underwriter, Emergent Financial Group, Inc., raised $512,500 in additional equity capital. Also in 2000 the Company successfully converted all of its outstanding debt to equity. Management believes the Company has adequate cash to meet its obligations for the next 12 months or more.

YEAR 2000 COMPLIANCE

     The computers used by the Company are year 2000 compliant. The software developed by the Company is year 2000 compliant. Based on the assessments to this date management believes that future costs relating to the year 2000 issue will not have a material effect on its financial position, results of operations or cash flows.

Item 7. - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



To The Board of Directors and
Stockholders of Table Trac, Inc.
Minnetonka, Minnesota

We have audited the accompanying balance sheets of Table Trac, Inc. (a development stage company) as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended and for the period from June 27, 1995 (inception), to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Table Trac, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended and from June 27, 1995 (inception), to December 31, 2000, in conformity with generally accepted accounting principles.

As described in Note 2 to the financial statements, the ultimate recoverability of investments in the development stage and patent costs is dependent on future profitable operations, which presently cannot be determined.


/s/ Callahan, Johnston & Associates, LLC

CALLAHAN, JOHNSTON & ASSOCIATES, LLC
Minneapolis, Minnesota
January 11, 2001







              7850 Metro Parkway, Suite 207, Minneapolis, MN 55425
                        (952) 858-7207 Fax (952) 858-7202

                                TABLE TRAC, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS


                                                               December 31,
                                                           ---------------------
                                                             2000         1999
                                                           --------     --------
                      ASSETS
                      ------

Current assets:
    Cash                                                   $107,111     $ 77,621
    Certificates of deposit                                 409,147         --
    Accounts receivable                                       6,915        3,933
    Prepaid expenses                                           --          3,043
                                                           --------     --------

            Total current assets                            523,173       84,597
                                                           --------     --------

Furniture and equipment                                      22,731       22,731
Less accumulated depreciation                                22,731       19,156
                                                           --------     --------

            Net fixed assets                                   --          3,575
                                                           --------     --------

Other assets:
    Accounts receivable - stockholders                       35,190       36,130
    Inventory                                                16,999       22,227
    Patent, net of accumulated amortization of
     $1,365 in 2000 and $606 in 1999                         21,833       23,405
    Investment                                                2,500         --
                                                           --------     --------

            Total other assets                               76,522       81,762
                                                           --------     --------


            Total assets                                   $599,695     $169,934
                                                           ========     ========



                  The accompanying notes are a integral part of
                           these financial statements

                                TABLE TRAC, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS


                                                             December 31,
                                                     --------------------------
                                                        2000           1999
    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)   -----------    -----------
    ---------------------------------------------

Current liabilities:
    Accounts payable                                 $    21,061    $     1,470
    Accrued payroll and related                            4,533          2,126
    Notes payable - stockholders                            --           72,500
    Debentures payable - stockholders                       --           50,000
                                                     -----------    -----------

                Total current liabilities                 25,594        126,096
                                                     -----------    -----------


Stockholders' equity (deficit):
    Common stock, no par value; authorized
      8,000,000 shares, issued:
      3,533,819 in 2000
      and 2,859,862 in 1999                            1,251,555        574,703
    Deficit accumulated during the
      development stage                                 (677,454)      (530,865)
                                                     -----------    -----------

            Total stockholders' equity (deficit)         574,101         43,838
                                                     -----------    -----------



            Total liabilities and stockholders'
              equity (deficit)                       $   599,695    $   169,934
                                                     ===========    ===========


                                             TABLE TRAC, INC.
                                      (A Development Stage Company)

                                         STATEMENTS OF OPERATIONS

                                                                                                 Inception
                                                                                              (June 27,1995)
                                                           Years Ended                              To
                                                            December 31                         December 31,
                                                -----------------------------------             ------------
                                                    2000                    1999                    2000
                                                -----------             -----------             -----------
Revenues:
    License fees                                $    96,472             $    22,359             $   191,182
    Sales                                            61,396                  36,276                 150,860
    Consulting fees                                    --                      --                   153,613
    Reimbursed expenses                                  33                     173                   5,581
    Interest income                                  11,358                   1,729                  14,035
                                                -----------             -----------             -----------
                Total revenues                      169,259                  60,537                 515,271

    Cost of goods sold                               24,366                  25,319                  73,796
                                                -----------             -----------             -----------
                Gross profit                        144,893                  35,218                 441,475
                                                -----------             -----------             -----------

    Expense:
      Sales and marketing                            69,080                  50,331                 120,269
      Amortization                                    5,344                     896                   6,890
      Automobile                                      2,842                   2,929                  16,341
      Commissions                                      --                     1,480                   5,568
      Computer                                       10,247                   1,852                  18,205
      Depreciation                                    3,575                   4,316                  22,731
      Interest                                        6,667                     100                  89,882
      Office                                         26,804                   8,947                  46,983
      Payroll and related                            68,129                  41,405                 375,672
      Professional fees                              70,347                  31,846                 289,389
      Research and development                        6,484                   1,475                  18,582
      Telephone                                      19,115                  14,347                  59,678
      Travel and entertainment                        2,848                   2,149                  36,662
                                                -----------             -----------             -----------

                Total expense                       291,482                 162,073               1,106,852
                                                -----------             -----------             -----------

Net income (loss) before other expense             (146,589)               (126,855)               (665,377)

Other expense:
    Inventory write down                               --                    12,342                  12,342
                                                -----------             -----------             -----------

Net income (loss)                               $  (146,589)            $  (139,197)            $   677,719)
                                                ===========             ===========             ===========

Basic earnings (loss) per share                 $      (.05)            $      (.05)            $      (.27)
                                                ===========             ===========             ===========

Weighted average number of
    shares outstanding                            2,952,373               2,748,474               2,539,711
                                                ===========             ===========             ===========




                                                          TABLE TRAC, INC.
                                                   (A Development Stage Company)

                                           STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                              Common Stock                               Deficit
                                                       --------------------------                         During
                                                        Number of                    Subscriptions      Development
                                                         Shares          Amount        Receivable         Stage             Total
                                                       ----------      ----------    -------------      -----------      ----------

Founders stock                                          1,660,500      $    1,070      $     (170)      $     --         $      900
Shares issued for technology rights                        82,000              40            --               --                 40
Shares issued to debenture holders                        205,000             100            --               --                100
Stock issued for legal services and
    organization costs                                    102,500           2,050            --               --              2,050
1995 net loss                                                --              --              --            (70,942)         (70,942)
                                                       ----------      ----------      ----------       ----------       ----------

Balance at December 31, 1995                            2,050,000           3,260            (170)         (70,942)         (67,852)
Collection of subscription receivable                        --              --               170             --                170
Shares issued to promissory
    note holders                                            2,500           5,000            --               --              5,000
Proceeds from stock sales in 1996                         353,999         146,894            --               --            146,894
1996 net loss                                                --              --              --           (130,850)        (130,850)
                                                       ----------      ----------      ----------       ----------       ----------
                                                        2,406,499         155,154            --           (201,792)         (46,638)
Proceeds from stock sales in
    January 1997 and February 1997                         40,000          80,000            --               --             80,000
Shares issued for services in May 1997                     91,500          56,250            --               --             56,250
Shares issued in lieu of interest on
    notes payable - stockholders in
    May 1997                                               25,000          50,000            --               --             50,000
1997 net loss                                                --              --              --           (159,681)        (159,681)
                                                       ----------      ----------      ----------       ----------       ----------

Balance at December 31, 1997                            2,562,999         341,404            --           (361,473)         (20,069)

Shares issued part of bridge
    financing in December 1998                             18,000          18,000            --               --             18,000
1998 net loss                                                --              --              --            (30,195)         (30,195)
                                                       ----------      ----------      ----------       ----------       ----------

Balance at December 31, 1998                            2,580,999         359,404            --           (391,668)         (32,264)


                                                                (Continued)

                                                    TABLE TRAC, INC.
                                             (A Development Stage Company)

                                     STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                              Common Stock                               Deficit
                                                       --------------------------                         During
                                                        Number of                    Subscriptions      Development
                                                         Shares          Amount        Receivable         Stage             Total
                                                       ----------      ----------    -------------      -----------      ----------
Shares issued part of bridge
    financing in January 1999                              12,000           6,000            --               --              6,000

Shares issued under 504D offering
    April 1999 to August 1999, net
    of offering expenses of $63,745                       269,363         209,299            --               --            209,299

1999 net loss                                                --              --              --           (139,112)        (139,112)
                                                       ----------      ----------      ----------       ----------       ----------

Balance at December 31, 1999                            2,862,362         574,703            --           (530,865)          43,838

Conversion of notes payable -
  stockholders to common stock at
  $.50 per share                                          145,000          72,500            --               --             72,500

Issuance of stock for services at
 $.625 to $1.00 per share                                   9,790           7,806            --               --              7,806

Conversion of notes payable and
  debentures to common stock at
  $1.00 per share, net of
  loan costs of $9,833                                    175,000         165,167            --               --            165,167

Issuance of common stock at $1.50 per
  share, net of offering costs of
  $81,121                                                 341,667         431,379            --               --            431,379

2000 net loss                                                --              --              --           (146,589)        (146,589)
                                                       ----------      ----------      ----------       ----------       ----------

Balance at December 31, 2000                            3,533,819      $1,251,555      $     --         $ (677,454)      $  574,101
                                                       ==========      ==========      ==========       ==========       ==========

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



                                                    TABLE TRAC, INC.
                                              (A Development Stage Company)

                                                STATEMENTS OF CASH FLOWS
                                               Increase (Decrease) in Cash


                                                                                                        Inception
                                                                     Years Ended                     (June 27, 1995)
                                                                    December 31,                           To
                                                          ----------------------------------            December 31,
                                                              2000                  1999                   2000
                                                          -----------            -----------            -----------
Cash flows from operating activities:
      Net loss                                            $  (146,589)           $  (139,197)           $  (677,369)
      Adjustments to reconcile net
        loss to cash flows from
        operating activities:
          Depreciation                                          3,575                  4,316                 22,731
          Amortization                                          5,344                    896                  6,890
          Stock issued for services                             7,806                   --                   65,081
          Stock issued for interest                              --                     --                   55,000
          Accounts receivable                                  (2,042)                (7,944)               (42,105)
          Prepaid expenses                                      3,043                 (2,863)                  --
          Inventory                                             5,228                  7,818                (16,999)
          Accounts payable                                     19,591                 (1,296)                21,061
          Accrued payroll and related                           2,407                   (137)                4,533_
                                                          -----------            -----------            -----------
Net cash flows from operating activities                     (101,637)              (138,407)              (561,177)
                                                          -----------            -----------            -----------

Cash flows from investing activities:
    Purchases of furniture and equipment                         --                     --                  (22,731)
    Purchases of certificates of deposit                     (409,147)                  --                 (409,147)
    Incurrence of patent costs                                   --                   (2,279)               (23,971)
    Incurrence of loan costs                                   (3,772)                  --                   (3,772)
    Purchase of investment                                     (2,500)                  --                   (2,500)
                                                          -----------            -----------            -----------
Net cash flows from investing activities                     (415,419)                (2,279)              (462,121)
                                                          -----------            -----------            -----------

Cash flows from financing activities:
    Proceeds from common stock, net                           431,379                215,299                892,742
    Proceeds from notes payable -
      stockholders                                               --                     --                   50,000
    Proceeds from debentures payable -
      stockholders, net                                       115,167                   --                  215,167
    Repayments on debentures payable -
      Stockholders                                               --                     --                  (27,500)
    Bridge financing, net                                        --                   (6,000)                  --
                                                          -----------            -----------            -----------
Net cash flows from financing activities                      546,546                209,299              1,130,409
                                                          -----------            -----------            -----------

Increase (decrease) in cash                                    29,490                 68,613                107,111

Cash - beginning of period                                     77,621                  9,008                   --
                                                          -----------            -----------            -----------

Cash - end of period                                      $   107,111            $    77,621            $   107,111
                                                          ===========            ===========            ===========

                                        The accompanying notes are an integral part of
                                                   these financial statements.


                                TABLE TRAC, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
              YEARS ENDED DECEMBER 31, 2000 AND 1999 AND THE PERIOD
               FROM INCEPTION (JUNE 27, 1995) TO December 31, 2000

1. Summary of Significant Accounting Policies and Other Information
   ----------------------------------------------------------------

     Company
     -------

     Table Trac, Inc. was formed under the laws of the State of Nevada in June 1995. The Corporation has its offices in Minnetonka, Minnesota. The Company has developed and is beginning the commercialization of an information and management system that automates various aspects of the operations of casino table games, Table Trac.

     Table Trac is available for an installation and monthly license fee from the Company for casinos with a minimum number of tables. Base license includes all installation, a custom casino system configuration, training, and technical support during the life of the License agreement. Custom screens and reports will be designed, if requested by the casino, at additional cost.

     Revenue Recognition
     -------------------

     Revenues are recorded at the time of shipment of products or performance of services. Monthly license fees are recorded over the lives of the respective contracts or as earned.

     Furniture and Equipment
     -----------------------

     Furniture and equipment are recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of two to five years. Expenditures for maintenance and repairs are charged to operations when incurred. Deduction is made for retirements resulting from renewals or betterments.

     Depreciation expense was $3,575 in 2000, $4,316 in 1999 and $22,731 from inception to December 31, 2000.



     Investments
     -----------

     Certificates of Deposit
     -----------------------

     Certificates of deposit are classified as held-to-maturity securities. These securities are reflected at cost plus accrued interest in the accompanying financial statements. Cost plus accrued interest approximates fair market value. These certificates mature from November 2001 to May 2002.

                                TABLE TRAC, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
              YEARS ENDED DECEMBER 31, 2000 AND 1999 AND THE PERIOD
               FROM INCEPTION (JUNE 27, 1995) TO December 31, 2000

1.  Summary of Significant Accounting Policies and Other Information (Continued)
    ---------------------------------------------------------------------------

     Investment
     ----------

     The investment is a .645% interest in a limited liability company and is recorded at historical cost of $2,500. Although a market value is not readily determinable, management believes the fair value of this investment is equal to its carrying value.

     Intangible Asset
     ----------------

     In March 1999, the Company received patent number 5,957,776 relating to its table game control system. Management feels strongly that the extent of the patent will enable the Company to adequately protect its technology. Expenses incurred in obtaining this patent are carried at cost and are being amortized over seventeen years using the straight-line method.

     Stock-Based Consideration
     -------------------------

     The Company has applied the fair value-based method of accounting for employee and nonemployee stock-based consideration and/or compensation in accordance with FASB Statement 123.

     Income Taxes
     ------------

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

     The Company's net operating loss carryforwards are fully allowed for at December 31, 2000. See Note 10.

     Prior to 1999 the Company was treated as a Subchapter S corporation whereby revenues and expenses flow through to stockholders for inclusion on their individual returns. Accordingly, no income tax provision was provided in the Company's financial statements through December 31, 1998.

                                TABLE TRAC, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
              YEARS ENDED DECEMBER 31, 2000 AND 1999 AND THE PERIOD
               FROM INCEPTION (JUNE 27, 1995) TO December 31, 2000

1.  Summary of Significant Accounting Policies and Other Information (Continued)
    ---------------------------------------------------------------------------

     Concentrations, Risks and Uncertainties
     ---------------------------------------

     Use of Estimates
     ----------------

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

     Cash Concentration
     ------------------

     Bank balances periodically exceeded federally insured levels in 2000.

     Accounts Receivable - Stockholders
     ----------------------------------

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

     Inventory
     ---------

     Inventory is recorded at the lower of cost (determined on a first-in, first-out basis) or market. Inventory levels significantly exceed the Company's current requirements. The Company believes that inventory will be realized in the normal course of operations. No estimate can be made of the range of loss that is reasonably possible should the Company be unsuccessful.

                                TABLE TRAC, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
              YEARS ENDED DECEMBER 31, 2000 AND 1999 AND THE PERIOD
               FROM INCEPTION (JUNE 27, 1995) TO December 31, 2000


1.  Summary of Significant Accounting Policies and Other Information (Continued)
    ----------------------------------------------------------------------------

     Concentrations, Risks and Uncertainties (Continued)
     ---------------------------------------

     Inventory (Continued)
     ---------

     In 1999, the Company recorded an inventory write down of $12,342 relating to Version 1 components still on hand. Although still usable as backup components, the Company felt this lower of cost or market adjustment was warranted.

     Customer Concentrations and Receivables
     ---------------------------------------

     The Company sells to domestic companies and grants limited uncollateralized credit to customers based on credit worthiness.

     Two major customers comprise 100% of the Company's revenues from installation and licensing fees from installations of the Company's Table Trac system in 2000 and inception to date.

     Consulting services performed by the Company's President were performed and billed almost exclusively through CJSS Investors, a related party. CJSS Investors, in turn, remitted all or a portion of these revenues to the Company to compensate the Company for services provided by its President. No formal agreement existed requiring CJSS Investors to continue to utilize the Company's President to perform these consulting services or to compensate the Company for services that are provided. This practice was discontinued in 1998.

     Competition
     -----------

     The Company is unaware of any other companies actively pursuing a competing tabletop system for table games management/accounting. Table Trac's system performs management/accounting functions as well as other valuable functions for the casino, including table games Player Rating functions. The Company is aware of several competitors offering automation solutions for table games Player Rating. The Company is confident that its Player Rating solution is equal or better than any currently being offered by its competitors; however, some of the Company's competitors may have substantially greater resources than the Company.

                                TABLE TRAC, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
              YEARS ENDED DECEMBER 31, 2000 AND 1999 AND THE PERIOD
               FROM INCEPTION (JUNE 27, 1995) TO December 31, 2000


1.  Summary of Significant Accounting Policies and Other Information (Continued)
    ---------------------------------------------------------------------------

     Concentrations, Risks and Uncertainties (Continued)
     ---------------------------------------

     Supplier Concentration
     ----------------------

     The Company maintains one relationship for manufacture of Table Trac units. The Company is aware of other local electronic manufacturers offering equivalent manufacturing capability whose services the Company could readily hire if this primary supplier fails.

     Key Personnel
     -------------

     Marketing efforts, consulting services and technical and administrative efforts of the Company's President have accounted for 100% of the Company's revenues inception to date. No employment agreement exists with the Company's President.

     Long-Lives Assets
     -----------------

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

     Comprehensive Income
     --------------------

     SFAS No. 130 establishes standards for the reporting and disclosure of comprehensive income and its components, which will be presented in association with the Company's financial statements. Comprehensive income is defined as the change in business enterprise's equity during a period arising from transactions, events or circumstances relating to nonowner sources, such as foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities. It includes all changes in equity during a period except those resulting from investments by or distributions to owners. For the years ended December 31, 2000, 1999 and inception to December 31, 2000, net income and comprehensive income were equivalent.

                                TABLE TRAC, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
              YEARS ENDED DECEMBER 31, 2000 AND 1999 AND THE PERIOD
               FROM INCEPTION (JUNE 27, 1995) TO December 31, 2000



1.  Summary of Significant Accounting Policies and Other Information (Continued)
    ---------------------------------------------------------------------------

     Earnings Per Share
     ------------------

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

2.  Development Stage Company
    -------------------------

     From inception to December 31, 2000, the Company is deemed to be in the development stage. To date the Company has devoted the majority of its efforts to: raising capital; research and development and patenting of its Table Trac system; establishing sources of supply; and developing markets. Planned principal operations have commenced, but there have not been significant revenues from installation and licensing fees from the Table Trac system to date. The Company saw consulting services as incidental to the Company's primary purposes.

     In 2000 the Company raised $637,500 through private placements of convertible debentures and common stock. The Company feels these monies will allow it to successfully market to and expand its casino customer base. Ultimately the Company feels it will be able to: gain acceptance by the casinos; install and license its Table Trac system and achieve profitable operations and thereby realize assets and settle obligations in the normal course of operations. No estimate can be made of the range of loss that is reasonably possible should the Company be unsuccessful.

                                TABLE TRAC, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
              YEARS ENDED DECEMBER 31, 2000 AND 1999 AND THE PERIOD
               FROM INCEPTION (JUNE 27, 1995) TO December 31, 2000

3.  Related Party Transactions
    --------------------------

     Common Stock Issued for Contributed Assets
     ------------------------------------------

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

     Other Rent
     ----------

     Through October 2000 the Company received office space and use of certain furniture from its President and largest stockholder under a month-to-month agreement at no cost. No value has been reflected for these donated rentals in the accompanying financial statements.

4.  Notes Payable - Stockholders
    ----------------------------

     In September 1996, the Company entered into two $25,000 promissory notes. As an inducement to loan the Company these monies each of the note holders was also granted 1,250, shares of the Company's common stock. In 1997, the Company settled all interest ultimately owing relating to these notes by granting each note holder 12,500 shares of the Company's common stock. In 2000 these note holders converted this indebtedness into common stock at $1.00 per share.

5.  Debentures Payable - Stockholders
    ---------------------------------

     In 1995, the Company sold $10,000 debentures to ten individuals. Each debenture holder also received the right to subscribe to 20,500 shares of the Company's common stock for $10. Each of these debenture holders exercised their stock rights and 205,000 shares were issued under these agreements. In 2000 these debenture holders converted the unpaid balance of this indebtedness into common stock at $.50 per share.

6.  Debentures Payable
    ------------------

     In 2000, the Company sold $125,000 in debentures bearing interest at 10% and convertible into the Company's common stock at $1.00 per share. In November 2000, these debenture holders converted this indebtedness into 125,000 shares of the Company's common stock.

                                TABLE TRAC, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
              YEARS ENDED DECEMBER 31, 2000 AND 1999 AND THE PERIOD
               FROM INCEPTION (JUNE 27, 1995) TO December 31, 2000


7.  Lease
    -----

     The Company leases its office facilities under an operating lease expiring in May 2002. Future minimum lease payments are as follows:

             2001                  $ 27,000
             2002                  $ 11,250

     Rent expense was $2,418 in 2000, zero in 1999, and $2,418 from inception to December 31, 2000.

8.  Common Stock
    ------------

     Stock Splits/Reverse Splits
     ---------------------------

     On July 10, 1996, the Company approved a 41-for-1 split of its common stock. On February 5, 1999, the Company approved a 1-for-2 reverse stock split. All references to number of shares, except for shares authorized, have been adjusted to reflect these splits on a retroactive basis.

     Stock Options and Warrants
     --------------------------

     The Company has issued options and warrants to various parties as follows:


                                            Number of          Exercise Price
         Nature of Grant                     Shares              Per Share              Option Period
         ---------------                     ------              ---------              -------------

         Employment incentive                350,000           $ .15                    12/00 to 8/07
         Bridge financing incentive            6,000           $1.25                   12/98 to 12/03
         Underwriter compensation             28,186           $1.25                     7/99 to 7/04
                                            --------

         Balance December 31, 1999           384,186

         Underwriter compensation             12,500           $1.10                     8/00 to 8/02
         Warrants attached to private
           placement shares                  341,667           $2.50                   11/00 to 11/02
         Underwriter compensation             34,167           $1.65                   11/00 to 11/03
                                            --------           ----------              --------------

         Balance December 31, 2000           772,520           $1.15 to $2.50          12/98 to 7/04
                                            ========           ==============          ==============

     The Company has reserved shares of its common stock in the event these options and warrants are exercised.

                                TABLE TRAC, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
              YEARS ENDED DECEMBER 31, 2000 AND 1999 AND THE PERIOD
               FROM INCEPTION (JUNE 27, 1995) TO December 31, 2000


9. Employment Agreement / Exclusive World Wide Marketing Rights
   ------------------------------------------------------------

     On February 23, 1999, the Company entered into an employment agreement with its Vice President of Marketing which granted this individual exclusive world wide marketing rights to the Company's products provided this individual met performance goals as outlined in the agreement. These performance goals were not met and the exclusivity provision of the agreement is no longer applicable.

10.  Supplemental Cash Flow Information
     ----------------------------------

         Cash paid during the year for:                       Inception
                                             2000        1999          To Date
                                           --------    --------       ---------

             Interest                      $  6,667    $   -           $ 34,882
                                           ========    ========        ========

             Income taxes                  $   -       $   -           $   -
                                           ========    ========        ========

     Summary of Non Cash Activity:

     The Company issued 82,000 shares of additional founders' common stock for technology valued at $40.

     The Company issued 102,500 shares of common stock for legal fees and organizational fees valued at $2,050.

     Inception to December 31, 2000, the Company has issued 27,500 shares of common stock in lieu of interest on the notes payable stockholders. Interest expense of $55,000 was recorded relating to these issuances.

     Inception to December 31, 2000, the Company has issued 159,306 shares of common stock in lieu of compensation. Expense of $165,081 was recorded relating to these issuances. $1,025 was capitalized and subsequently amortized.

     $247,500 in indebtedness was converted to common stock in 2000. These conversions are reflected net of unamortized loan costs of $9,833 in the accompanying financial statements.

                                TABLE TRAC, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
              YEARS ENDED DECEMBER 31, 2000 AND 1999 AND THE PERIOD
               FROM INCEPTION (JUNE 27, 1995) TO December 31, 2000


11. Income Taxes
    ------------

     The Company was treated as a subchapter S corporation from inception through December 31, 1998. Income taxes for 1999 consisted of the following:

                                                             2000        1999
                                                           ---------  ----------
             Current:
               Federal                                     $    -     $    -
               State                                            -          -
               State minimum fee                                -          -
                                                           ---------  ----------
                                                                -          -
                                                           ---------  ----------
             Deferred:
               Federal                                          -          -
               State                                            -          -
                                                           ---------  ----------
                                                                -          -
                                                           ---------  ----------

             Income tax benefit (expense)                  $    -     $    -
                                                           =========  ==========

     The reconciliation between expected federal income tax rates is as follows:


                                                                2000                                1999
                                                        ---------------------              -----------------------
                                                        Amount        Percent              Amount          Percent
                                                        ------        -------              ------          -------

             Expected federal tax                      $ (49,800)      (34%)             $ (42,500)         (34%)
             Surtax exemption                             12,500          9                 12,500           10
             State income tax,
               net of federal tax
               benefit                                    (9,500)        (7)                (8,100)          (6)
             Valuation and utilization
               of net operating loss
               carryforwards                              46,800         32                 38,100           30
             State minimum fee                              -            -                    -              -
                                                       ---------        ---              ---------          ---

                                                       $    -            - %             $    -              - %
                                                       =========        ===              =========          ===

                                TABLE TRAC, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
              YEARS ENDED DECEMBER 31, 2000 AND 1999 AND THE PERIOD
               FROM INCEPTION (JUNE 27, 1995) TO December 31, 2000


11. Income Taxes (Continued)
    ------------

     The Company has fully allowed for its net operating carryforwards as follows:

             Deferred tax asset relating to net operating
               loss carryforwards                                 $ 81,000
             Valuation allowance                                   (81,000)
                                                                  --------

             Deferred tax asset                                   $    -
                                                                  ========

     At December 31, 2000, the Company has carryforwards available to offset future taxable income as follows:

                                               Federal             State
                                              ---------          ---------

             2014                             $ 137,000          $ 137,000
             2015                               141,000            141,000
                                              ---------           --------

                                              $ 278,000          $ 278,000
                                              =========          =========



Item 8. - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-------

     None.

                                    PART III

Item 9. - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
-------

     The executive officers and directors of the Company, with a brief description, are as follows:

Name                      Age              Position
----                      ---              --------

Chad E. Hoehne             37               Chairman, President

Joseph A. Nielsen          46               Treasurer, CFO


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

     Joseph A. Nielsen, Mr. Nielsen is the Treasurer/CFO. Mr. Nielsen was a securities broker for many years. Mr. Nielsen was self-employed as a financial consultant in 1993 until he joined with Mr. Hoehne to form the Company in 1994. During 1996-1997 he was also a financial consultant to Equisure, Inc.

     The directors of the Company are elected annually by the shareholders for a term of one year or until their successors are elected and qualified. The officers serve at the pleasure of the Board of Directors.


Item 10. - EXECUTIVE COMPENSATION.
--------

     Chad Hoehne, the President of the Company received compensation of $36,024 in 1995, $20,000 in 1996, $46,398 in 1997, $100,792 in 1998, $38,000 in 1999,
and $63,200 in 2000.

     Mr. Nielsen, through a company he is President of, received $71,640 in compensation and expenses in 2000.

Item 11. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
--------


     There are presently 3,533,819 shares of the Company's common shares outstanding. The following table sets forth the information as to the ownership of each person who, as of this date, owns of record, or is known by the Company to own beneficially, more than five per cent of the Company's common stock, and the officers and directors of the Company.


                                    Shares of                     Percent of
Name                                Common Stock                   Ownership
--------------------------------------------------------------------------------

Sally Hoehne (1)                    1,229,100                          35%

Joseph A. Nielsen                     348,501                          10%

Directors and Officers              1,637,601                          45%
as a group

(1)  Sally Hoehne is the wife of the President of the Company Chad Hoehne.


Item 12. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------

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

     Joseph Nielsen, Treasurer/CFO of the Company, is a principal of Nielsen & Associates, LLC. Through this company Mr. Nielsen contributed consulting services for the Company. As such Nielsen & Associates LLC, charged for time and costs contributed to the Company by Mr. Nielsen. There is no formal agreement between the Company and Nielsen & Associates, LLC for the Treasurer to perform these services.

                                     PART IV

Item 13. - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
--------


          (a) Attached are the Financial Statements and Independent Auditor's Report on Examination of Financial Statements for the years ended December 31, 2000 and December 31, 1999.

          (b) Attached are the following Financial Statement Schedules and Auditors Report on Schedules,

          None

          All schedules are omitted because they are not required or not applicable or the information is shown in the financial statements or notes thereto.

          (c) No report was filed on Form 8-K.

          (d) There are no exhibits.






                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated March 23, 2001



                                            TABLE TRAC, INC.



                                            By:  /s/  Joseph A. Nielsen
                                                --------------------------------
                                                      Joseph A. Nielsen
                                                      Treasurer