Form 10QSB
period 2001-03-31
TABLE TRAC INC
filed 2001-05-01
CIK 1090396

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 2001
                              -------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                              -------------------  ---------------------

Commission File Number           0-28383
                      ---------------------------

                                Table Trac, Inc.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Nevada                                               88-0336568
 ------------------------------                               -----------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

            4625 County Rd 101, Ste 202, Minnetonka, Minnesota, 55345
                     --------------------------------------
                    (Address of principal executive offices)

                                 (952) 548-8877
               --------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No
   -----  -----

3,533,819 Shares Of Common Stock were outstanding as of March 31, 2001

                                Table Trac, Inc.


                                    I N D E X


                                                                           Page
                                                                           ----

PART I.   FINANCIAL INFORMATION

   Item 1.   Financial Statements (Unaudited)

                  Condensed Balance Sheets
                     March 31, 2001 and 2000 (Unaudited)                    F-1


                  Statements of Income
                     Three months ended March 31,
                        2001 and 2000 (Unaudited)                           F-2

                  Condensed Statements of Cash Flows
                     Three months ended March 31,
                        2001 and 2000 (Unaudited)                           F-3

                  Selected Notes to Condensed Financial
                     Statements (Unaudited)                                 F-4


   Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                          1


PART II.     OTHER INFORMATION                                              2-3


                          Part I. FINANCIAL INFORMATION
                                  ---------------------
                          Item I. FINANCIAL STATEMENTS
                                  --------------------


                                              Table Trac, Inc.
                                       (A Development Stage Company)
                                               Balance Sheets
                                                  (Unaudited)


                                                              March 31, 2001   December 31, 2000
                                                                -----------       -----------
ASSETS
             Current Assets
                              Cash                              $   420,324       $   516,258
                              Total Accounts Receivable               8,750             6,915
                      Other Current Assets
                              Deferred Loan Costs
                              Prepaid Expenses                          500

                      Total Other Current Assets                        500                 0
                                                                -----------       -----------

             Total Current Assets                                   429,574           523,173

             Fixed Assets
                      Fixed Assets
                                                                -----------       -----------

             Total Fixed Assets                                           0                 0

             Other Assets
                      Loans To Shareholders                          32,490            35,190
                      Inventory                                      17,209            16,999
                      Other Assets                                   23,992            24,333
                                                                -----------       -----------

             Total Other Assets                                      73,691            76,522
                                                                -----------       -----------

TOTAL ASSETS                                                    $   503,265       $   599,695
                                                                ===========       ===========


LIABILITIES & EQUITY
             Liabilities
                      Current Liabilities
                              Total Accounts Payable            $       (10)      $    21,061
                              Total Other Current Liabilities         6,541             4,533
                                                                -----------       -----------

                      Total Current Liabilities                       6,531            25,594
                                                                -----------       -----------

                      Long Term Liabilities
                              Convertible Debentures                      0                 0
                                                                -----------       -----------

                      Total Long Term Liabilities                         0                 0
                                                                -----------       -----------

             Total Liabilities                                        6,531            25,594
             Equity
                      Capital Stock                               1,251,555         1,251,555
                      Retained Earnings                            (677,455)         (677,455)
                                                                    (77,366)                0
                                                                -----------       -----------

             Total Equity                                           496,734           574,101
                                                                -----------       -----------

TOTAL LIABILITIES & EQUITY                                      $   503,265       $   599,695
                                                                ===========       ===========


                              See Notes to Financial Statements



                                Table Trac, Inc.
                          (A Development Stage Company)
                             Statement of Operations
                                   (Unaudited)



                                                       Three Months Ended
                                                   --------------------------
                                                    3/31/2001      3/31/2000
                                                   -----------    -----------
Ordinary Income/Expenses
              Sales                                $    16,061    $     7,419
              Cost of Goods Sold                         1,364          3,010
                                                   -----------    -----------

         Gross Profit                                   14,697          4,409


         Operating Expenses                             99,808         59,983
                                                   -----------    -----------


Net Ordinary Income (Loss)                             (85,111)       (55,574)
Other Income (Expense)
         Interest Income                                 7,745            951
                                                   -----------    -----------

Net Income (Loss) before Taxes                         (77,366)       (54,623)

Income Taxes                                              --             --
                                                   -----------    -----------


Net Income (Loss)                                  $   (77,366)   $   (54,623)
                                                   ===========    ===========


Income/(Loss) Per Share                        (a) $     (0.02)   $     (0.02)
                                                   ===========    ===========

Income/(Loss) Per Common Share Assuming
Dilution                                       (a) $     (0.02)   $     (0.02)
                                                   ===========    ===========

Weighted Average Outstanding Shares            (a)   3,533,819      2,586,999
                                                   ===========    ===========


(a) reflects 946,821 additional shares that were issued for two private placements and debt conversion.


                       See Notes to Financial Statements



                                          Table Trac, Inc.
                                    (A Development Stage Company)
                                       Statement of Cash Flows
                                             (Unaudited)



                                                                               Three Months Ended
                                                                             ----------------------
                                                                             3/31/2001    3/31/2000
                                                                             ---------    ---------

               OPERATING ACTIVITIES
                           Net Income                                        $ (77,366)   $ (54,623)

                           Adjustments to reconcile Net Income
                           to net cash provided by operations:
                                       Amortization                                341          103
                                       Depreciation                               --          1,079
                                       Accounts Payable                        (21,071)         730
                                       Accounts Receivable                      (1,836)         236
                                       Inventory                                  (210)       3,010
                                       Loans to Shareholders                     2,700        3,500
                                       Payroll Liabilities                       2,009          (99)
                                       Prepaid Expenses                           (500)         180
                                                                             ---------    ---------

               Net Cash provided by Operating Activities                       (95,933)     (45,884)
                                                                             ---------    ---------


               INVESTING ACTIVITIES
                                       Stock Holdings                             --         (2,500)
                                       Deferred Loan Costs                                  (10,542)
                                                                             ---------    ---------

               Net cash provide by Investing Activities                           --        (13,042)
                                                                             ---------    ---------

               FINANCING ACTIVITIES
                           Loan Payable
                           Convertible Debentures                              100,000
                           Capital Stock
                           Capital Stock:offering expenses
                                                                             ---------    ---------

               Net Cash provided by Financing Activities                          --        100,000
                                                                             ---------    ---------

 Net cash increase for period                                                  (95,933)      41,074
 Cash at beginning of period                                                   516,258       77,621
                                                                             ---------    ---------


 Cash at end of period                                                       $ 420,325    $ 118,695
                                                                             =========    =========


                                 See Notes to Financial Statements

                                                F-3

                                Table Trac, Inc.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.   Condensed Financial Statements:

          The condensed balance sheet as of March 31, 2001, the statement of operations for the three-month periods ended March 31, 2001 and 2000, and the condensed statement of cash flows for the three-month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at March 31, 2001 and for all periods presented have been made.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 audited financial statements. The results of operations for the period ended March 31, 2001 are not necessarily indicative of the operating results for the full year.

                                Table Trac, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



     Revenues increased in 2001 to $16,061 from $7,419 in 2000. There were increased license fees, sales, and decreased consulting fees in 2001 to account for the difference.

     Costs of sales decreased in 2001 to $1,364 from $3,010 in 2000 as a result of improved margins in 2001.

     Operating expenses increased in 2001, to $99,808 from $59,983 in 2000. The major changes were increased sales expense and moving expenses in 2001.

     The result was that there was a net loss of $77,366 in 2001, compared to a net loss of $54,623 in 2000. The net loss per share in 2001 was $.02 compared to a net loss per share of $.02 in 2000.

     The net loss of $0.02 per share in 2001 reflects 946,820 more shares outstanding, due to the completion of two private placements and debt conversion.

                           PART II. OTHER INFORMATION



Item 1.   Legal Proceedings

          The Company is aware of no legal proceeding that is pending or threatened to which the Company is a party or of which its property is subject.




Item 6.   Exhibits and Reports on Form 8-K

          (b) No reports on Form 8-K were filed during the three months ended March 31, 2001.

                                    SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Table Trac, Inc.



Date April 15, 2001                         By:  /s/  Joseph Nielsen
                                               --------------------------------
                                                      Joseph Nielsen
                                                      Treasurer/ CFO