Form 10QSB
period 2001-06-30
TABLE TRAC INC
filed 2001-08-07
CIK 1090396

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 2001
                               ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                              ------------------  ----------------------


Commission File Number               0-28383
                       -------------------------------------------------


                                Table Trac, Inc.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Nevada                                         88-0336568
 -----------------------------                  -------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 Incorporation or organization)

            4625 County Rd 101, Suite 202 Minnetonka, Minnesota 55345
                     --------------------------------------
                    (Address of principal executive offices)

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

3,536,425 Shares Of Common Stock were outstanding as of June 30, 2001

                                Table Trac, Inc.


                                    I N D E X


                                                                           Page

PART I.   FINANCIAL INFORMATION

   Item 1.   Financial Statements (Unaudited)

                  Balance Sheets as of June 30, 2001
                    and December 31, 2000                                    1

                  Statements of Operations for the
                     three months and six months ended June 30,
                        2001 and 2000                                        2

                  Statements of Cash Flows for the
                     six months ended June 30, 2001 and 2000                 3

                  Selected Notes to Financial Statements                     4


   Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                          5


PART II.     OTHER INFORMATION                                               6

   Item 1.   Legal Proceedings

   Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES



Part I.  FINANCIAL INFORMATION
         ---------------------
Item I.  FINANCIAL STATEMENTS
         --------------------


                                        Table Trac, Inc
                                 (A Development Stage Company)
                                         Balance Sheets
                                          (Unaudited)


                                                                June 30, 2001   December 31, 2000
                                                                -------------   -----------------
 ASSETS
              Current Assets
                               Cash                              $   434,861      $   516,258
                               Total Accounts Receivable              23,579            6,915
                       Other Current Assets
                               Deferred Loan Costs
                               Prepaid Expenses                          500

                       Total Other Current Assets                        500                0
                                                                 -----------      -----------

              Total Current Assets                                   458,940          523,173

              Fixed Assets
                       Fixed Assets
                                                                 -----------      -----------

              Total Fixed Assets                                           0                0

              Other Assets
                       Loans To Shareholders                          53,290           35,190
                       Inventory                                      26,419           16,999
                       Other Assets                                   23,751           24,333
                                                                 -----------      -----------

              Total Other Assets                                     103,460           76,522
                                                                 -----------      -----------

 TOTAL ASSETS                                                    $   562,400    $     599,695
                                                                 ===========      ===========


 LIABILITIES &EQUITY
              Liabilities
                       Current Liabilities
                               Total Accounts Payable            $     8,266      $    21,061
                               Total Other Current Liabilities       130,255            4,533
                                                                 -----------      -----------

                       Total Current Liabilities                     138,521           25,594
                                                                 -----------      -----------

                       Long Term Liabilities
                               Convertible Debentures                      0                0
                                                                 -----------      -----------

                       Total Long Term Liabilities                         0                0
                                                                 -----------      -----------

              Total Liabilities                                      138,521           25,594
              Equity
                       Capital Stock                               1,253,718        1,251,555
                       Retained Earnings                            (677,455)        (677,455)
                                                                    (152,384)               0
                                                                 -----------      -----------

              Total Equity                                           423,879          574,101
                                                                 -----------      -----------

 TOTAL LIABILITIES & EQUITY                                      $   562,400      $   599,695
                                                                 ===========      ===========


                               See Notes to Financial Statements

                                               1



                                                   Table Trac, Inc
                                            (A Development Stage Company)
                                              Statements of Operations
                                                     (Unaudited)


                                                                Three Months Ended             Six Months Ended
                                                           --------------------------    --------------------------
                                                            6/30/2001      6/30/2000      6/30/2001      6/30/2000
                                                           -----------    -----------    -----------    -----------
Ordinary Income/Expenses
              Sales                                        $    33,121    $    54,387    $    49,182    $    61,806
              Cost of Goods Sold                                 5,298          2,357          6,662          5,367
                                                           -----------    -----------    -----------    -----------
         Gross Profit                                           27,823         52,030         42,520         56,439

         Operating Expenses                                    111,077         67,254        210,469        127,237
                                                           -----------    -----------    -----------    -----------

Net Ordinary Income (Loss)                                     (83,254)       (15,224)      (167,949)       (70,798)
Other Income (Expense)
         Interest Income                                         7,820          1,311         15,565          2,262
                                                           -----------    -----------
Net Income (Loss) before Taxes                                 (75,434)       (13,913)      (152,384)       (68,536)

Income Taxes                                                      --             --             --             --
                                                           -----------    -----------    -----------    -----------

Net Income (Loss)                                          $   (75,434)   $   (13,913)   $  (152,384)   $   (68,536)
                                                           ===========    ===========    ===========    ===========

Income/(Loss) Per Share                             (a)    $     (0.02)   $     (0.00)   $     (0.04)   $     (0.02)
                                                           ===========    ===========    ===========    ===========

Income/(Loss) Per Common Share Assuming Dilution    (a)    $     (0.02)   $     (0.00)   $     (0.04)   $     (0.02)
                                                           ===========    ===========    ===========    ===========

Weighted Average Outstanding Shares                 (a)      3,533,819      2,865,668      3,533,819      2,865,668
                                                           ===========    ===========    ===========    ===========


(a) reflects 946,821 additional shares that were issued for two private placements and debt conversion.


                                         See Notes to Financial Statements

                                                         2



                                          Table Trac, Inc
                                    (A Development Stage Company)
                                      Statements of Cash Flows
                                             (Unaudited)



                                                                               Six Months Ended
                                                                            ----------------------
                                                                           06/30/2001   06/30/2000
                                                                           ----------   ----------

              OPERATING ACTIVITIES
                          Net Income                                        $(152,384)   $ (68,536)

                          Adjustments to reconcile Net Income to net cash
                          provided by operations:
                                      Stock issued for services                 1,173         --
                                      Accounts Payable                        (12,795)       8,218
                                      Accounts Receivable                     (16,665)     (30,751)
                                      Amortization                                682          103
                                      Depreciation                               --          2,770
                                      Inventory                                (9,420)      (9,899)
                                      Loans to Shareholders                   (18,100)       2,000
                                      Payroll Liabilities                       1,722       (1,091)
                                      Petty Cash                                 (100)        --
                                      Prepaid Expenses                           (500)         297
                                                                            ---------    ---------

              Net Cash provided by Operating Activities                      (206,387)     (96,889)
                                                                            ---------    ---------


              INVESTING ACTIVITIES
                                      Stock Holdings                                        (2,500)
                                      Deferred Loan Costs                                  (11,667)

              Net cash provide by Investing Activities                           --        (14,167)
                                                                            ---------    ---------

              FINANCING ACTIVITIES
                          Loan Payable                                        124,000
                          Convertible Debentures                                           125,000
                                                                            ---------    ---------
                          Capital Stock                                           990         --
                          Capital Stock:offering expenses

              Net Cash provided by Financing Activities                       124,990      125,000
                                                                            ---------    ---------

Net cash increase for period                                                  (81,397)      13,944
Cash at beginning of period                                                   516,258       77,621


Cash at end of period                                                       $ 434,861    $  91,565
                                                                            =========    =========


                                  See Notes to Financial Statements

                                                 3

                                Table Trac, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001


Note 1.   Condensed Financial Statements:

          The condensed balance sheet as of June 30, 2001, the statement of operations for the three-month periods ended June 30, 2001 and 2000, and the condensed statement of cash flows for the three-month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at June 30, 2001 and for all periods presented have been made.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 audited financial statements. The results of operations for the period ended June 30, 2001 are not necessarily indicative of the operating results for the full year.


Note 2.   Revenue Recognition:

          Revenues are recorded at the time of shipment of products or performance of services. Monthly license fees are recorded over the lives of the respective contracts or as earned.

Note 3.   Customer Concentration:

          Two major customers comprised 100% of the Company's revenues from installation and licensing fees from the installation of the Company's Table Trac(TM) system through June 2001.

                                Table Trac, Inc.


ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Business Overview:

               Table Trac, Inc.'s patented real-time management system product automates and monitors the operations of casino table games (blackjack, craps, etc.) The Table Trac(TM) system (patent number 5,957,776) is available for an installation and monthly license fee from the Company for casinos with a minimum number of tables. The first customer installation was in June 1996, in a 10-table casino in northern Minnesota. The second customer installation was purchased by the same operator and installed in July 1997. Both systems have been operational since. In April 2000 the Company completed installation at the L.C.O. Casino in Hayward, Wisconsin. With the system developed, site tested and commercial viability established, the Company has turned its focus to sales and marketing.

               The company jointly announced on July 11, 2001 with Global Payment Technologies, Inc. (GPT) of Hauppauge, New York, the signing of the definitive agreements. Under the terms of the agreements, Table Trac(TM) and GPT will each have the right to distribute and sell the new product, Table Trac Lite. In addition, GPT will receive an exclusive right to sell Table Trac(TM) `s casino management system product outside of the United States and Canada, subject to minimum sales requirements.

          Results of Operations:

               Revenues in the quarter ended June 30 decreased to $33,121 in 2001 from $54,387 in 2000. There were increased component and software sales, decreased license fees and decreased programming fees in 2001 to account for the difference. All of the Company's revenues from installation and licensing fees from the installation of the Company's Table Trac(TM) system were from two customers through June 2001.

               Costs of sales in the quarter ended June 30 increased in 2001 to $5,298 from $2,357 in 2000 as a result of increased component and software sales in 2001.

               Operating expenses in the quarter ended June 30 increased in 2001, to $111,077 from $67,254. The major changes were increased payroll and increased sales expenses in 2001 compared to 2000.

               The result was that there was a net loss of $75,434 in the second quarter 2001 compared to a net loss of $13,913 in the second quarter 2000. The net loss per share was $.02 in the second quarter 2001 compared to a net loss per share of $.01 in the second quarter 2000.

               Revenues in the six months ended June 30 decreased to $49,182 in 2001 from $61,806 in 2000. Costs of sales increased in 2001 to $6,662 from $5,367 in 2000. Operating expenses increased in 2001 to $210,469 from $127,237 in 2000.

               The result was that there was a net loss of $152,384 through June 30, 2001 compared to a net loss of $68,536 through June 30, 2000. The net loss per share was $.04 through June 30, 2001 compared to a net loss per share of $.02 through June 30, 2000.


          Liquidity and Capital Resources:

               The Company feels that current monies, as well as monies provided from current revenues will be sufficient to meet operating needs during the next twelve-month period. The Company has also added a $200,000 bank line-of-credit in 2001 to insure liquidity. The Company will continue to look for additional installations, but there can be no assurances that the Company will be successful in its efforts.

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

          (b) No reports on Form 8-K were filed during the three months ended June 30, 2001.



                                    SIGNATURE



In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Table Trac, Inc.



Date August 9, 2001                         By:  /s/  Joseph Nielsen
                                               --------------------------------
                                                      Joseph Nielsen
                                                      Treasurer/ CFO