Form 10QSB
period 2001-09-30
TABLE TRAC INC
filed 2001-10-30
CIK 1090396

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001
                                              ------------------

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

         For the transition period from           to
                                       -----------  -----------


                         Commission File Number 0-28383
                                               --------


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


3,536,425 Shares Of Common Stock were outstanding as of September 30, 2001

                                Table Trac, Inc.


                                    I N D E X


                                                                            Page
                                                                            ----

PART I.   FINANCIAL INFORMATION

   Item 1.   Financial Statements (Unaudited)

                  Balance Sheets as of September 30, 2001
               and December 31, 2000                                          1


                  Statements of Operations for the
                     three months and nine months ended September 30,
                        2001 and 2000                                         2

                  Statements of Cash Flows for the
                     nine months ended September 30, 2001 and 2000            3

                  Selected Notes to Financial Statements                      4


   Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                           5


PART II.     OTHER INFORMATION                                                6

   Item 1.   Legal Proceedings

   Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES                                                                    7



                              Part I. FINANCIAL INFORMATION
                                      ---------------------


Item I.   FINANCIAL STATEMENTS





                                     Table Trac, Inc
                              (A Development Stage Company)
                                      Balance Sheets
                                       (Unaudited)



                                                              September 30,  December 31,
                                                                  2001           2000
                                                              -----------    -----------

ASSETS
             Current Assets
                      Cash                                    $   433,869    $   516,258
                      Total Accounts Receivable                    12,438          6,915
                      Prepaid Expenses                                500           --
                      Petty Cash                                      100           --
                      Total Other Current Assets                      600           --
                                                              -----------    -----------

             Total Current Assets                                 446,907        523,173


             Total Fixed Assets                                      --             --
                                                              -----------    -----------

             Other Assets
                      Loans To Shareholders                        43,790         35,190
                      Inventory                                    29,983         16,999
                      Other Assets                                 28,310         24,333
                                                              -----------    -----------

             Total Other Assets                                   102,083         76,522
                                                              -----------    -----------

TOTAL ASSETS                                                  $   548,990    $   599,695
                                                              ===========    ===========


LIABILITIES & EQUITY
             Liabilities
                      Current Liabilities
                              Total Accounts Payable          $      --      $    21,061
                              Other Current Liabilities             6,562          4,533
                              Note Payable - Line of Credit       198,000           --
                                                              -----------    -----------

                      Total Current Liabilities                   204,562         25,594
                                                              -----------    -----------

                      Total Long Term Liabilities                    --             --
                                                              -----------    -----------

             Total Liabilities                                    204,562         25,594
             Equity
                      Capital Stock                             1,253,718      1,251,555
                      Retained Earnings                          (829,839)      (677,455)
                                                                             -----------
                                                              -----------    -----------

             Total Equity                                         344,428        574,101
                                                              -----------    -----------

TOTAL LIABILITIES & EQUITY                                    $   548,990    $   599,695
                                                              ===========    ===========


                            See Notes to Financial Statements

                                            1



                                                       Table Trac, Inc
                                                (A Development Stage Company)
                                                  Statements Of Operations
                                                        (Unaudited)



                                                                 Three Months Ended                  Nine Months Ended
                                                             --------------------------         --------------------------

                                                              9/30/2001      9/31/2000           9/30/2001      9/30/2000
                                                             -----------    -----------         -----------    -----------
Ordinary Income/Expenses
              Sales                                          $    27,347    $    79,497         $    76,528    $   141,303
              Cost of Goods Sold                                   4,067         18,809              10,729         24,176
                                                             -----------    -----------         -----------    -----------

         Gross Profit                                             23,280         60,688              65,799        117,127


         Operating Expenses                                      109,978         55,652             320,448        182,888
                                                             -----------    -----------         -----------    -----------


Net Ordinary Income (Loss)                                       (86,698)         5,036            (254,649)       (65,761)
Other Income (Expense)
         Interest Income                                           7,248          1,660              22,813          3,922
                                                             -----------    -----------

Net Income (Loss) before Taxes                                   (79,450)         6,696            (231,836)       (61,839)

Income Taxes                                                        --             --                  --             --
                                                             -----------    -----------         -----------    -----------


Net Income (Loss)                                            $   (79,450)   $     6,696         $  (231,836)   $   (61,839)
                                                             ===========    ===========         ===========    ===========


Income/(Loss) Per Share                               (a)    $     (0.02)   $      0.00         $     (0.07)   $     (0.02)
                                                             ===========    ===========         ===========    ===========

Income/(Loss) Per Common Share Assuming Dilution      (a)    $     (0.02)   $      0.00         $     (0.07)   $     (0.02)
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


                                             See Notes to Financial Statements

                                                             2



                                            Table Trac, Inc
                                     (A Development Stage Company)
                                       Statements of Cash Flows
                                             (Unaudited)

                                                                               Nine Months Ended
                                                                           --------------------------
                                                                           09/30/2001      09/30/2000
                                                                           ----------      ----------

              OPERATING ACTIVITIES
                          Net Income                                       $ (231,836)     $  (61,839)

                          Adjustments to reconcile Net Income
                          to net cash provided by operations:
                                      Stock issued for services                  --              --
                                      Accounts Payable                        (21,178)            (61)
                                      Accounts Receivable                      (5,524)         (8,642)
                                      Amortization                              1,023             103
                                      Depreciation                               --             3,184
                                      Inventory                               (12,984)          6,496
                                      Loans to Shareholders                    (8,600)          4,500
                                      Payroll Liabilities                       2,144          (1,097)
                                      Petty Cash                                 (100)           --
                                      Prepaid Expenses                           (500)            297
                                                                           ----------      ----------

              Net Cash provided by Operating Activities                      (277,555)        (57,059)
                                                                           ----------      ----------


              INVESTING ACTIVITIES
                                      Stock Holdings                           (5,000)         (2,564)
                                      Deferred Loan Costs                        --           (10,292)

              Net cash provide by Investing Activities                         (5,000)        (12,856)
                                                                           ----------      ----------

              FINANCING ACTIVITIES
                          Loan Payable                                        198,000            --
                          Convertible Debentures                                 --           125,000
                          Capital Stock                                         2,163           7,806
                          Capital Stock:offering expenses                        --              (500)

              Net Cash provided by Financing Activities                       200,163         132,306
                                                                           ----------      ----------

Net cash increase for period                                                  (82,392)         62,391
Cash at beginning of period                                                   516,258          77,621


Cash at end of period                                                      $  433,866      $  140,012
                                                                           ==========      ==========


Supplemental Cash Flow Disclosures:
              Interest Paid                                                $    3,340      $     --
                                                                           ==========      ==========

                                  See Notes to Financial Statements

                                                  3

                                Table Trac, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2001


Note 1.   Condensed Financial Statements:

          The condensed balance sheet as of September 30, 2001, the statement of operations for the nine-month periods ended September 30, 2001 and 2000, and the condensed statement of cash flows for the nine-month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at September 30, 2001 and for all periods presented have been made.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 audited financial statements. The results of operations for the period ended September 30, 2001 are not necessarily indicative of the operating results for the full year.


Note 2.   Revenue Recognition:

          Revenues are recorded at the time of shipment of products or performance of services. Monthly license fees are recorded over the lives of the respective contracts or as earned.

Note 3.   Customer Concentration:

          Four casinos comprised 100% of the Company's revenues from installation and licensing fees from the installation of the Company's Table Trac(TM) system through September 2001.

                                Table Trac, Inc.


ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Business Overview:

               Table Trac, Inc.'s patented real-time management system product automates and monitors the operations of casino table games (blackjack, craps, etc.) The Table Trac(TM) system (patent number 5,957,776) is available for an installation and monthly license fee from the Company for casinos with a minimum number of tables. The first customer installation was in June 1996, in a 10-table casino in northern Minnesota. The second customer installation was purchased by the same operator and installed in July 1997. Both systems have been operational since. In April 2000 the Company completed installation at the L.C.O. Casino in Hayward, Wisconsin. In July 2001, the Company installed a system in Freddie's Casino in Fife, Washington. With the system developed, site tested and commercial viability established, the Company has turned its focus to sales and marketing.

               The company jointly announced on July 11, 2001 with Global Payment Technologies, Inc. (GPT) of Hauppauge, New York, the signing of the definitive agreements. Under the terms of the agreements, Table Trac(TM) and GPT will each have the right to distribute and sell the new product, Centurion. In addition, GPT will receive an exclusive right to sell Table Trac(TM)'s casino management system product outside of the United States and Canada, subject to minimum sales requirements.

          Results of Operations:

               Revenues in the quarter ended September 30 decreased to $27,347 in 2001 from $79,497 in 2000. There were decreased component and software sales, decreased license fees and decreased programming fees in 2001 to account for the difference. All of the Company's revenues from installation and licensing fees from the installation of the Company's Table Trac(TM) system were from two customers through September 2001.

               Costs of sales in the quarter ended September 30 decreased in 2001 to $4,067 from $18,809 in 2000 as a result of decreased component and software sales in 2001.

               Operating expenses in the quarter ended September 30 increased in 2001, to $109,978 from $55,652. The major changes were increased payroll and increased sales expenses in 2001 compared to 2000.

               The result was that there was a net loss of $79,450 in the second quarter 2001 compared to a net profit of $6,696 in the second quarter 2000. The net loss per share was $.02 in the second quarter 2001 compared to a net profit per share of $.01 in the second quarter 2000.

               Revenues in the nine months ended September 30 decreased to $76,528 in 2001 from $141,303 in 2000. Costs of sales decreased in 2001 to $10,729 from $24,176 in 2000. Operating expenses increased in 2001 to $320,448 from $182,888 in 2000.

               The result was that there was a net loss of $231,836 through September 30, 2001 compared to a net loss of $61,839 through September 30, 2000. The net loss per share was $.07 through September 30, 2001 compared to a net loss per share of $.02 through September 30, 2000.


          Liquidity and Capital Resources:

               The Company feels that current monies, as well as monies provided from current revenues will be sufficient to meet operating needs during the next nine-month period. The Company has also added a $250,000 bank line-of-credit in 2001 to insure liquidity. The Company will continue to look for additional installations, but there can be no assurances that the Company will be successful in its efforts.

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

          (b) No reports on Form 8-K were filed during the three months ended September 30, 2001.

                                    SIGNATURE



In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Table Trac, Inc.



Date October 30, 2001                       By:  /s/  Joseph Nielsen
                                               --------------------------------
                                                      Joseph Nielsen
                                                      Treasurer/ CFO