Form 10QSB/A
period 2001-09-30
TABLE TRAC INC
filed 2002-01-18
CIK 1090396

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                               Form 10-QSB Amended


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       September 30, 2001
                               ------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from             to
                                           -------------  -------------


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



Part I.  FINANCIAL INFORMATION
         ---------------------
Item I.  FINANCIAL STATEMENTS
         --------------------


                                      Table Trac, Inc.
                                (A Development Stage Company
                                       Balance Sheets
                                         Unaudited)



                                                               September 30,   December 31,
                                                                    2001           2000
                                                                -----------    -----------

ASSETS
             Current Assets
                              Cash                              $   433,869    $   516,258
                              Total Accounts Receivable              12,438          6,915
                      Other Current Assets
                              Deferred Loan Costs                      --             --
                              Prepaid Expenses                          500           --
                              Petty Cash                                100           --

                      Total Other Current Assets                        600              0
                                                                -----------    -----------

             Total Current Assets                                   446,907        523,173

             Fixed Assets
                      Fixed Assets
                                                                -----------    -----------

             Total Fixed Assets                                           0              0

             Other Assets
                      Loans To Shareholders                          43,790         35,190
                      Inventory                                      29,983         16,999
                      Other Assets                                   28,310         24,333
                                                                -----------    -----------

             Total Other Assets                                     102,083         76,522
                                                                -----------    -----------

TOTAL ASSETS                                                    $   548,990    $   599,695
                                                                ===========    ===========


LIABILITIES &EQUITY
             Liabilities
                      Current Liabilities
                              Total Accounts Payable            $      (116)   $    21,061
                              Total Other Current Liabilities       204,678          4,533
                                                                -----------    -----------

                      Total Current Liabilities                     204,562         25,594
                                                                -----------    -----------

                      Long Term Liabilities
                              Convertible Debentures                      0              0
                                                                -----------    -----------

                      Total Long Term Liabilities                         0              0
                                                                -----------    -----------

             Total Liabilities                                      204,562         25,594
             Equity
                      Capital Stock                               1,253,718      1,251,555
                      Retained Earnings                            (909,290)      (677,455)
                                                                                         0
                                                                -----------    -----------

             Total Equity                                           344,428        574,101
                                                                -----------    -----------

TOTAL LIABILITIES & EQUITY                                      $   548,990    $   599,695
                                                                ===========    ===========


                              See Note to Financial Statements

                                             1



                                                  Table Trac, Inc.
                                            (A Development Stage Company
                                              Statements Of Operations
                                                    Unaudited)


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


                                          See Note to Financial Statements

                                                         2




                                          Table Trac, Inc.
                                    (A Development Stage Company
                                      Statements of Cash Flows
                                             Unaudited)


                                                                               Nine Months Ended
                                                                            ----------------------
                                                                            09/30/2001    ########
                                                                            ---------    ---------

              OPERATING ACTIVITIES
                          Net Income                                        $(231,836)   $ (61,839)

                          Adjustments to reconcile Net Income to net cash
                          provided by operations:
                                      Stock issued for services                  --           --
                                      Accounts Payable                        (21,178)         (61)
                                      Accounts Receivable                      (5,524)      (8,642)
                                      Amortization                              1,023          103
                                      Depreciation                               --          3,184
                                      Inventory                               (12,984)       6,496
                                      Loans to Shareholders                    (8,600)       4,500
                                      Payroll Liabilities                       2,144       (1,097)
                                      Petty Cash                                 (100)        --
                                      Prepaid Expenses                           (500)         297
                                                                            ---------    ---------

              Net Cash provided by Operating Activities                      (277,555)     (57,059)
                                                                            ---------    ---------


              INVESTING ACTIVITIES
                                      Stock Holdings                           (5,000)      (2,564)
                                      Deferred Loan Costs                        --        (10,292)

              Net cash provide by Investing Activities                         (5,000)     (12,856)
                                                                            ---------    ---------

              FINANCING ACTIVITIES
                          Loan Payable                                        198,000         --
                          Convertible Debentures                                 --        125,000
                          Capital Stock                                         2,163        7,806
                          Capital Stock:offering expenses                        --           (500)

              Net Cash provided by Financing Activities                       200,163      132,306
                                                                            ---------    ---------

Net cash increase for period                                                  (82,392)      62,391
Cash at beginning of period                                                   516,258       77,621


Cash at end of period                                                       $ 433,866    $ 140,012
                                                                            =========    =========


                                  See Note to Financial Statements

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