Form 10KSB
period 2001-12-31
TABLE TRAC INC
filed 2002-02-25
CIK 1090396

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2001
                           Commission File No. 0-28383

                                TABLE TRAC, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Nevada                                        88-0336568
 ------------------------------                 -------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 Incorporation or Organization)

                              4625 County Road 101
                                  Suite 202
                             Minnetonka, Minnesota               55345
                     -------------------------------------      --------
                    (Address of principal executive office)    (Zip Code)

                  Registrant's telephone number: (952) 548-8877

           Securities registered pursuant to Section 12(b) of the Act:
                        3,596,425 Shares Of Common Stock

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

                          Common Stock, (no par value)
                                 --------------
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

The aggregate market value of the voting stock held by non-affiliates of the Registrant on December 31, 2001, based on the average bid and asked prices of Common Stock in the over-the-counter market on that date was $899,106.

3,596,425 shares of Registrant's Common Stock, no par value were outstanding on December 31, 2001, prior to the effectiveness of the latest practicable date.


                       DOCUMENTS INCORPORATED BY REFERENCE

     None.

                                    CONTENTS
                                                                           Page
                                                                           ----
PART I

         Item 1.  BUSINESS                                                  3

         Item 2.  PROPERTY                                                  6

         Item 3.  LEGAL PROCEEDINGS                                         6

         Item 4.  SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS                                       7

PART II

         Item 5.  MARKET FOR REGISTRANT'S COMMON
                  EQUITY AND RELATED STOCKHOLDER
                  MATTERS                                                   8

         Item 6.  SELECTED FINANCIAL DATA                                   9

         Item 7.  MANAGEMENT'S DISCUSSION AND
                  ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS                                 9

         Item 8.  FINANCIAL STATEMENTS AND
                  SUPPLEMENTARY DATA                                        10

         Item 9.  DISAGREEMENTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE                                      10

PART III

         Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF
                   THE REGISTRANT                                           11

         Item 11. EXECUTIVE COMPENSATION                                    11

         Item 12. SECURITY OWNERSHIP OF CERTAIN
                   BENEFICIAL OWNERS AND MANAGEMENT                         12

         Item 13. CERTAIN RELATIONSHIPS AND RELATED
                   TRANSACTIONS                                             12

PART IV

         Item 14. EXHIBITS, FINANCIAL STATEMENT
                   SCHEDULES AND REPORTS ON FORM 8-K                        13

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

     Until 1988 there were only two states that allowed legalized gambling. In 2001 casino gambling is allowed in over 20 states, and large public corporations manage most of the industry. Legalized gambling in the United States has taken over as the top revenue earner for all forms of entertainment.

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

     The fifth installation was in Freddie's of Fife, in Fife, Washington. This installation was completed in June of 2001.

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

MANUFACTURING CAPABILITIES

     Table Trac has historically secured the manufacturing resources of Micro Dynamics, Inc. of Eden Prairie MN. The president of Table Trac has worked with Micro Dynamics on various projects over the last 15years. Micro Dynamics is one of many 3rd party manufacturers of sophisticated electronics, with both through hole and surface mount automated manufacturing technology capable of producing Table Trac units at the rate of over 500 a day.

TRADEMARKS AND PATENTS

     Table Trac's management has actively pursued trademark and patent protection for the Company and its products. In the course of it existence, Table Trac has spent in excess of $24,000 to secure those protections.

     The Company filed its provisional patent application in August of 1995, and filed its Final Application in August 1996. This application was approved and issued on September 28, 2000, as patent number 5,957,776.

     The Company filed to register its Trademark ("TABLE TRAC") in September of 1996, the Trademark was issued on September 7, 2000, as Trademark number 2,275,137.

Environmental Compliance

The Company believes that it is in compliance with all current federal and state environmental laws.

Employees

As of December 31, 2001 the Company had four full-time employees.

Competition

The Company is unaware of any other systems that compete directly with the table games management and "on table" table player tracking that the Table Trac system offers. The Company is aware of other "players club' systems that compete. These companies have greater resources than the company.

RECENT DEVELOPMENTS

     With the system developed, site tested, and commercial viability established, the Company has turned its focus to sales and marketing.

     The fifth installation was in Freddie's of Fife, in Fife, Washington. This installation was completed in June of 2001.

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

     In February 1999, the Company entered into an agreement granting an individual exclusive world wide marketing rights to the Company's products provided this individual met performance goals as outlined in the agreement. In September 2001, the Company entered into an agreement to terminate these marketing rights. As a part of this termination agreement the Company did agree to pay this individual a 5% commission on gross sales from a particular potential customer through July 31, 2005. No sales have occurred to date and no commissions have been earned.

     On October 23,2001, Lakeside Casino, owner and operator of Freddie's of Fife, filed a petition for reorganization under chapter 11 of the United States Bankruptcy Code, United States Bankruptcy Court, Western District of Washington at Tacoma, #01-50276. As such the receivable due from Freddie's of Fife was reclassified as a doubtful account. Management feels there will be no other adverse affect to the Company from this transaction.

     On November 21, 2001 Table Trac, received notification from the Washington State Gambling Commission (Commission) that their review of the Table Trac system "is complete and meets Washington Administrative Codes."


Item 2. - PROPERTY
-------

     None


Item 3. - LEGAL PROCEEDINGS
-------

     None

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY
-------   HOLDERS



                         ELECTION OF BOARD OF DIRECTORS

On October 24, 2001, at the annual meeting, the following individuals were elected to the Board of Directors to serve until the next meeting of shareholders;

Chad Hoehne, Chairman
Joseph Nielsen, Director
Robert Siqveland, Director


           RATIFY THE AUDITING FIRM OF CALLAHAN, JOHNSTON & ASSOCIATES

     Callahan, Johnston & Associates has been the auditing firm for the Company for the last two years. The ratification of Callahan, Johnston & Associates was approved.


                     APPROVE THE EMPLOYEE STOCK OPTION PLAN

     The Board of Directors has implemented the Employee Stock Option Plan as an additional fringe benefit for employees. It is felt that this plan is necessary to retain the high quality of employees the Company enjoys. The plan is also needed to attract additional employees, as they become needed. The ratification of the Employee Stock Option Plan was approved.

                                     PART II

Item 5. - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
-------   STOCKHOLDER MATTERS


     The Company's common stock has been traded since July 17, 2000 on the OTC Bulletin Board, before that time there was no activity. As of December 31, 2001 the following firms were making a market in the Company's common stock:

Wein Securities
Knight Securities
Herzog, Hein, Geduld, Inc.
Ladenburg, Thalman & Co.
Fleet Trading
Hill, Thompson, Magid, L. P.
Schwab Capital Markets, L. P.
GVR Company
Paragon Capital Markets
WM.  V. Frankel & Co., Incorporated

                                                     Price per Share
                                                     ---------------
                                                  High              Low
                                                  ---------------------
Calendar Year 2000

         Third Quarter                            $1.05            $.688

         Fourth Quarter                           $1.55            $.688



                                                     Price per Share
                                                     ---------------
                                                  High              Low
                                                  ---------------------
Calendar Year 2001

         First Quarter                            $1.50            $.75

         Second Quarter                           $ .75            $.45

         Third Quarter                            $ .85            $.30

         Fourth Quarter                           $ .50            $.15


     There are 76 holders of record of the common stock of the Company. There have never been any dividends, cash or otherwise, paid on the common shares of the Company.

Item 6. Selected Financial Data
-------


Fiscal Years Ended December 31,
-------------------------------
                                            2001                      2000
                                            ----                      ----

Income Statement Data
---------------------
   Net Sales                                $ 103,748                 $ 157,901
   Net Income (loss)                        $(360,893)                $(146,589)
Per Share Data
Net Income (loss)                           $    (.10)                $    (.05)


                                            As of December 31,
                                            ------------------
                                            2001                      2000
                                            ----                      ----

Balance Sheet Data
------------------
   Total Assets                             $ 242,954                 $ 599,695
   Total Liabilities                        $   7,783                 $  25,594
   Stockholders' Equity (Deficit)           $ 235,171                 $ 574,101


Item 7. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------   CONDITION AND RESULTS OF OPERATIONS


Results of Operations

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000.

     Revenues decreased in 2001 to $103,748 from $157,901 in 2000. In the year 2001 there were less sales and consulting fees to account for the decrease.

     Costs of sales decreased in 2001 to $17,995 from $24,366 in 2000 as a result of lower revenues.

     Operating expenses increased in 2001, to $449,937 from $291,482 in 2000. The major changes increased Sales & Marketing costs as well as increased Research & Development costs.

     The result was that there was a net loss of $360,893 in 2001, compared to a net loss of $146,589 in 2000. The net loss per share in 2001 was $.10 compared to a net loss per share of $.05 in 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Table Trac, Inc. has historically had more expenses than income in each year of its operations. The accumulated deficit from inception to December 31, 2001 was $1,038,347. It has been able to maintain a positive cash position solely through financing activities.

     The Company, however, is not capital intensive. The basic product of the Company is its computer software developed by its President. All manufacturing is done after an outside manufacturer receives an order, so there is little inventory held by the Company of its product. The Company's personnel do the installation, after an order is received.

     There are no known trends, events or uncertainties that are likely to have a material impact on the short or long-term liquidity. The primary source of liquidity in the long term will be increased sales. During 2000 the Company through its Underwriter, Emergent Financial Group, raised $512,500 in additional equity capital. Also in 2000 the Company successfully converted all of its outstanding debt to equity. Management believes the Company has adequate cash to meet its obligations for the next 7 months or more.

Item 8. - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Attached


Item 9. - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
-------

     None.

                                    PART III

Item 10. - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
--------

     The executive officers and directors of the Company, with a brief description, are as follows:

Name                      Age               Position
----                      ---               --------

Chad E. Hoehne             39               Chairman, President

Joseph A. Nielsen          47               Treasurer, CFO

Robert R Siqveland         57               Secretary


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

     Robert R. Siqveland, Mr. Siqveland is the Director of Marketing and the Corporate Secretary. He was an investment advisor and venture capitalist for twenty-five years. Mr. Siqveland has worked with Table Trac in various capacities for the past six years.

     The directors of the Company are elected annually by the shareholders for a term of one year or until their successors are elected and qualified. The officers serve at the pleasure of the Board of Directors.


Item 11. - EXECUTIVE COMPENSATION.
--------

     Chad Hoehne, the President of the Company received compensation of $63,200 in 2000, and $73,454 in 2001.

     Mr. Nielsen, the Chief Financial Officer of the Company, received compensation of $55,090 in 2001. Mr. Nielsen, through a company he is President of, received $71,640 in compensation and expenses in 2000.

     Mr. Siqveland, the Corporate Secretary of the Company, received compensation of $32,000 in 2001.

Item 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
--------

     There are presently 3,596,425 shares of the Company's common shares outstanding. The following table sets forth the information as to the ownership of each person who, as of this date, owns of record, or is known by the Company to own beneficially, more than five per cent of the Company's common stock, and the officers and directors of the Company.


                                    Shares of               Percent of Ownership
Name                                Common Stock
-----------------------------------------------------------

Sally Hoehne (1)                    1,229,100                       34%

Joseph A. Nielsen                     285,701                        8%

Directors and Officers              1,514,801                       42%
as a group

     (1) Sally Hoehne is the wife of the President of the Company Chad Hoehne.


Item 13. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------

     Chad Hoehne, President of the Company, is the principle of CJSS Investors, LLC. Through this company Mr. Hoehne formerly provided consulting services to the Company. In 2001 Mr. Hoehne was employed directly by the Company (see item
10) and there was no consulting from, or payments to, CJSS Investors, LLC.

     Joseph Nielsen, Treasurer/CFO of the Company, is a principal of Nielsen & Associates, LLC. Through this company Mr. Nielsen formerly provided consulting services to the Company. In 2001 Mr. Nielsen was employed directly by the Company (see item 10) and there was no consulting from, or payments to, Nielsen & Associates, LLC.

                                     PART IV

Item 14. - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
--------

     (a) Attached are the Financial Statements and Independent Auditor's Report on Examination of Financial Statements for the years ended December 31, 2001 and December 31, 2000.

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

Dated February 25, 2002



                                            TABLE TRAC, INC.



                                            By:  /s/  Joseph Nielsen
                                               --------------------------------
                                                      Joseph Nielsen
                                                      Treasurer/CFO

                                TABLE TRAC, INC.
                             (A Development Company)

                              FINANCIAL STATEMENTS

                   YEARS ENDED DECEMBER 31, 2001 AND 2000 AND
                    PERIOD FROM INCEPTION (JUNE 27, 1995) TO
                                DECEMBER 31, 2001

                                TABLE TRAC, INC.
                             (A Development Company)

                              FINANCIAL STATEMENTS

                   YEARS ENDED DECEMBER 31, 2001 AND 2000 AND
                    PERIOD FROM INCEPTION (JUNE 27, 1995) TO
                                DECEMBER 31, 2001

                                                                            Page
                                                                            ----
Independent Auditors' Report................................................ F-1


Financial Statements:

  Balance Sheets............................................................ F-2

  Statements of Operations.................................................. F-4

  Statements of Stockholders' Equity (Deficit).............................. F-5

  Statements of Cash Flows.................................................. F-6

  Notes to Financial Statements............................................. F-7

                      Callahan, Johnston & Associates, LLC
                  Certified Public Accountants and Consultants

--------------------------------------------------------------------------------


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To The Board of Directors and
    Stockholders of Table Trac, Inc.
Minnetonka, Minnesota

We have audited the accompanying balance sheets of Table Trac, Inc. (a development stage company) as of December 31, 2001 and 2000, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended and for the period from June 27, 1995 (inception), to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Table Trac, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended and from June 27, 1995 (inception), to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 2 to the financial statements, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Callahan, Johnston & Associates, LLC
-----------------------------------------
     Callahan, Johnston & Associates, LLC


CALLAHAN, JOHNSTON & ASSOCIATES, LLC
Minneapolis, Minnesota
January 11, 2002

--------------------------------------------------------------------------------
              7850 Metro Parkway, Suite 207, Minneapolis, MN 55425
                   Telephone: (612)858-7207 Fax: (612)858-7202
                        Email: callahan_johnston@msn.com

                                TABLE TRAC, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS


                                                                December 31,
                                                           ---------------------
                                                             2001         2000
                                                           --------     --------
                      ASSETS
                      ------
Current assets:
    Cash                                                   $ 46,163     $107,111
    Certificates of deposit                                 113,974      409,147
    Accounts receivable, less allowance for
      doubtful accounts of $5,723 in 2001 and
     $-0- in 2000                                             7,955        6,915
    Prepaid expenses                                            280         --
                                                           --------     --------
            Total current assets                            168,372      523,173
                                                           --------     --------

Furniture and equipment                                      22,731       22,731
Less accumulated depreciation                                22,731       22,731
                                                           --------     --------

            Net fixed assets                                   --           --
                                                           --------     --------

Other assets:
    Accounts receivable - stockholders                       38,419       35,190
    Inventory, less valuation allowance of
     $15,000 in 2001 and $-0- in 2000                        11,323       16,999
    Patent, net of accumulated amortization of
     $2,729 in 2001 and $1,365 in 2000                       20,468       21,833
    Investment - joint venture                                4,372         --
    Investment - limited liability company                     --          2,500
                                                           --------     --------

            Total other assets                               74,582       76,522
                                                           --------     --------


            Total assets                                   $242,954     $599,695
                                                           ========     ========


                 The accompanying notes are an integral part of
                          these financial statements.

                                TABLE TRAC, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS


                                                             December 31,
                                                     --------------------------
                                                         2001           2000
                                                     -----------    -----------
    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Accounts payable                                 $        30    $    21,061
    Accrued payroll and related                            7,753          4,533
                                                     -----------    -----------

                Total current liabilities                  7,783         25,594
                                                     -----------    -----------




Stockholders' equity (deficit):
    Common stock, no par value; authorized
      8,000,000 shares, issued: 3,596,425 in 2001
      and 3,533,819 in 2000                            1,273,518      1,251,555
    Deficit accumulated during the
      development stage                               (1,038,347)      (677,454)
                                                     -----------    -----------

            Total stockholders' equity (deficit)         235,171        574,101
                                                     -----------    -----------


            Total liabilities and stockholders'
              equity (deficit)                       $   242,954    $   599,695
                                                     ===========    ===========


                 The accompanying notes are an integral part of
                           these financial statements.



                                     TABLE TRAC, INC.
                               (A Development Stage Company)

                                 STATEMENTS OF OPERATIONS


                                                                              Inception
                                                                              (June 27,
                                                       Years Ended              1995)
                                                       December 31,              To
                                               --------------------------    December 31,
                                                   2001           2000           2001
                                               -----------    -----------    -----------
Total revenues                                 $   103,748    $   157,901    $   604,984
    Cost of goods sold                              17,995         24,366         91,791
                                               -----------    -----------    -----------
                Gross profit                        85,753        133,535        513,193
                                               -----------    -----------    -----------
    Expense:
      Sales and marketing                           64,905         69,080        190,742
      Depreciation and amortization                  1,365          8,919         30,986
      Automobile                                     4,891          2,842         21,232
      Bad debt expense                               5,723           --            5,723
      Computer                                      11,446         10,247         29,651
      Insurance                                     17,896            348         18,244
      Office and related                            46,714         26,804         93,340
      Payroll and related                          221,624         68,129        597,296
      Professional fees                             31,695         70,347        321,084
      Research and development                       9,960          6,484         28,552
      Telephone                                     20,738         19,115         80,416
      Travel and entertainment                      12,980          2,848         49,642
                                               -----------    -----------    -----------
                Total expense                      449,937        284,815      1,466,908
                                               -----------    -----------    -----------
Income (loss) before other expense                (364,184)      (151,280)      (953,715)
                                               -----------    -----------    -----------
Other income (expense):
    Interest income                                 28,091         11,358         42,126
    Interest expense                                (6,672)        (6,667)       (96,554)
    Loss on investment in joint venture               (628)          --             (628)
    Loss on investment                              (2,500)          --           (2,500)
    Inventory write down                           (15,000)          --          (27,076)
                                               -----------    -----------    -----------
                Total other income (expense)         3,291          4,691        (84,632)
                                               -----------    -----------    -----------
Income (loss) before income taxes                 (360,893)      (146,589)    (1,038,347)

Income tax benefit (expense)                          --             --             --
                                               -----------    -----------    -----------
Net income (loss) before comprehensive
    income (loss)                                 (360,893)      (146,589)    (1,038,347)
                                               -----------    -----------    -----------
Comprehensive income (loss)                           --             --             --
                                               -----------    -----------    -----------

                Comprehensive income (loss)    $  (360,893)   $  (146,589)   $(1,038,347)
                                               ===========    ===========    ===========

Basic earnings (loss) per share                $      (.10)   $      (.05)   $      (.39)
                                               ===========    ===========    ===========
Weighted average number of
    shares outstanding                           3,545,653      2,748,474      2,694,330
                                               ===========    ===========    ===========

                      The accompanying notes are an integral part of
                                these financial statements.

                                            F-4




                                            TABLE TRAC, INC.
                                      (A Development Stage Company)

                              STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                             Common Stock                         Deficit
                                         ---------------------                    During
                                         Number of             Subscriptions    Development
                                          Shares      Amount     Receivable        Stage        Total
                                         ---------   ---------   ---------       ---------    ---------
Founders stock                           1,660,500   $   1,070   $    (170)      $    --      $     900
Shares issued for technology rights         82,000          40        --              --             40
Shares issued to debenture holders         205,000         100        --              --            100
Stock issued for legal services and
    organization costs                     102,500       2,050        --              --          2,050
1995 net loss                                 --          --          --           (70,942)     (70,942)
                                         ---------   ---------   ---------       ---------    ---------

Balance at December 31, 1995             2,050,000       3,260        (170)        (70,942)     (67,852)
Collection of subscription receivable         --          --           170            --            170
Shares issued to promissory
    note holders                             2,500       5,000        --              --          5,000
Proceeds from stock sales in 1996          353,999     146,894        --              --        146,894
1996 net loss                                 --          --          --          (130,850)    (130,850)
                                         ---------   ---------   ---------       ---------    ---------
                                         2,406,499     155,154        --          (201,792)     (46,638)
Proceeds from stock sales in
    January 1997 and February 1997          40,000      80,000        --              --         80,000
Shares issued for services in May 1997      91,500      56,250        --              --         56,250
Shares issued in lieu of interest on
    notes payable - stockholders in
    May 1997                                25,000      50,000        --              --         50,000
1997 net loss                                 --          --          --          (159,681)    (159,681)
                                         ---------   ---------   ---------       ---------    ---------

Balance at December 31, 1997             2,562,999     341,404        --          (361,473)     (20,069)

Shares issued part of bridge
    financing in December 1998              18,000      18,000        --              --         18,000
1998 net loss                                 --          --          --           (30,195)     (30,195)
                                         ---------   ---------   ---------       ---------    ---------

Balance at December 31, 1998             2,580,999     359,404        --          (391,668)     (32,264)



                                                   F-5



                                               TABLE TRAC, INC.
                                         (A Development Stage Company)

                                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                               Common Stock                         Deficit
                                        -------------------------                   During
                                         Number of                 Subscriptions  Development
                                           Shares        Amount      Receivable      Stage          Total
                                        -----------   -----------   -----------   -----------    -----------
Shares issued part of bridge
    financing in January 1999                12,000         6,000         --             --            6,000
Shares issued under 504D offering
    April 1999 to August 1999, net
    of offering expenses of $63,745         269,363       209,299         --             --          209,299
1999 net loss                                  --            --           --         (139,197)      (139,197)
                                        -----------   -----------   -----------   -----------    -----------
Balance at December 31, 1999              2,862,362       574,703         --         (530,865)        43,838

Conversion of notes payable -
  stockholders to common stock at
  $.50 per share                            145,000        72,500         --             --           72,500
Issuance of stock for services at
 $.625 to $1.00 per share                     9,790         7,806         --             --            7,806
Conversion of notes payable and
  debentures to common stock at
  $1.00 per share, net of
  loan costs of $9,833                      175,000       165,167         --             --          165,167
Issuance of common stock at $1.50 per
  share, net of offering costs of
$81,121                                     341,667       431,379         --             --          431,379
2000 net loss                                  --            --           --         (146,589)      (146,589)
                                        -----------   -----------   -----------   -----------    -----------
Balance at December 31, 2000              3,533,819     1,251,555         --         (677,454)       574,101
Issuance of stock for services at
    $.33 to $.45 per share                   62,606        21,963         --             --           21,963
2001 net loss                                  --            --           --         (360,893)      (360,893)
                                        -----------   -----------   -----------   -----------    -----------
Balance at December 31, 2001              3,596,425   $ 1,273,518   $     --      $(1,038,347)   $   235,171
                                        ===========   ===========   ===========   ===========    ===========


                                The accompanying notes are an integral part of
                                          these financial statements.

                                                      F-5
                                                  (Continued)



                                      TABLE TRAC, INC.
                                (A Development Stage Company)

                                  STATEMENTS OF CASH FLOWS
                                 Increase (Decrease) in Cash


                                                                                Inception
                                                                                (June 27,
                                                         Years Ended              1995)
                                                         December 31,              To
                                                 --------------------------    December 31,
                                                     2001           2000           2001
                                                 -----------    -----------    -----------
Cash flows from operating activities:
  Net loss                                       $  (360,893)   $  (146,589)   $(1,038,347)
  Adjustments to reconcile net
    loss to cash flows from
    operating activities:
      Depreciation and amortization                    1,365          8,919         30,986
      Allowance for doubtful accounts                  5,723           --            5,723
      Inventory valuation allowance                   15,000           --           15,000
      Losses on investments                            3,128           --            3,128
      Stock issued for services                       21,963          7,806         87,129
      Stock issued for interest                         --             --           55,000
      Accounts receivable                             (9,992)        (2,042)       (52,097)
      Prepaid expenses                                  (280)         3,043           (280)
      Inventory                                       (9,324)         5,228        (26,323)
      Accounts payable                               (21,031)        19,591             30
      Accrued payroll and related                      3,220          2,407          7,753
                                                 -----------    -----------    -----------
Net cash flows from operating activities            (351,121)      (101,637)      (912,298)
                                                 -----------    -----------    -----------

Cash flows from investing activities:
    Purchases of furniture and equipment                --             --          (22,731)
    Purchases of certificates of deposit, net        295,173       (409,147)      (113,974)
    Incurrence of patent costs                          --             --          (23,971)
    Incurrence of loan costs                            --           (3,772)        (3,772)
    Purchase of investment                            (5,000)        (2,500)        (7,500)
                                                 -----------    -----------    -----------
Net cash flows from investing activities             290,173       (415,419)      (171,948)
                                                 -----------    -----------    -----------

Cash flows from financing activities:
    Proceeds from common stock, net                     --          431,379        892,742
    Proceeds from notes payable - stockholders          --             --           50,000
    Proceeds from debentures payable -
      stockholders, net                                 --          115,167        215,167
    Repayments on debentures payable -
      stockholders                                      --             --          (27,500)
                                                 -----------    -----------    -----------
Net cash flows from financing activities                --          546,546      1,130,409
                                                 -----------    -----------    -----------

Increase (decrease) in cash                          (60,948)        29,490         46,163

Cash - beginning of period                           107,111         77,621           --
                                                 -----------    -----------    -----------

Cash - end of period                             $    46,163    $   107,111    $    46,163
                                                 ===========    ===========    ===========

                       The accompanying notes are an integral part of
                                 these financial statements.

                                              F-6

                                TABLE TRAC, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                   YEARS ENDED DECEMBER 31, 2001 AND 2000 AND
                    PERIOD FROM INCEPTION (JUNE 27, 1995) TO
                                DECEMBER 31, 2001


1.        Summary of Significant Accounting Policies and
          ----------------------------------------------
          Other Information
          -----------------

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

          Research and Development
          ------------------------

          Research and development costs are charged to expense as incurred.

          Furniture and Equipment
          -----------------------

          Furniture and equipment are recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of two to five years. Expenditures for maintenance and repairs are charged to operations when incurred. Deduction is made for retirements resulting from renewals or betterments.

          Depreciation expense was $-0-in 2001, $3,575 in 2000 and $22,731 from inception to December 31, 2001.

                                   (Continued)

                                TABLE TRAC, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                   YEARS ENDED DECEMBER 31, 2001 AND 2000 AND
                    PERIOD FROM INCEPTION (JUNE 27, 1995) TO
                                DECEMBER 31, 2001


1.        Summary of Significant Accounting Policies and
          ----------------------------------------------
          Other Information (Continued)
          -----------------

          Cash Equivalents
          ----------------

          Investment instruments purchased with a maturity of three months or less are considered to be cash equivalents. Certificates of deposit and other securities with original maturities over three months are classified as short term investments. At December 31, 2001 and 2000 there were no cash equivalents.

          Investments
          -----------

          Certificates of Deposit
          -----------------------

          Certificates of deposit are classified as held-to-maturity securities. These securities are reflected at cost plus accrued interest in the accompanying financial statements. Cost plus accrued interest approximates fair market value. These certificates mature from January 2002 to May 2002.

          Investment - Joint Venture
          --------------------------

          The Company accounts for its 50% interest in Globaltrac, LLC using the equity method. See Note 3.

          Investment - Limited Liability Company
          --------------------------------------

          The investment is a .645% interest in a limited liability company and was recorded at historical cost of $2,500. Although a market value is not readily determinable, management believed the carrying value of this investment exceeded its fair value. Accordingly, management wrote-down this investment at December 31, 2001.

                                  (Continued)

                                TABLE TRAC, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                   YEARS ENDED DECEMBER 31, 2001 AND 2000 AND
                    PERIOD FROM INCEPTION (JUNE 27, 1995) TO
                                DECEMBER 31, 2001


1.        Summary of Significant Accounting Policies and
          ----------------------------------------------
          Other Information (Continued)
          -----------------

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

          The Company's net operating loss carryforwards are fully allowed for at December 31, 2001 and 2000. See Note 10.

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

                                   (Continued)

                                TABLE TRAC, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                   YEARS ENDED DECEMBER 31, 2001 AND 2000 AND
                    PERIOD FROM INCEPTION (JUNE 27, 1995) TO
                                DECEMBER 31, 2001


1.        Summary of Significant Accounting Policies and
          ----------------------------------------------
          Other Information (Continued)
          -----------------

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

            Cash Concentration
            ------------------

            The Company maintains its cash balances at two financial institutions. At times, the balances may exceed federally insured limits of $100,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on its cash balances.

            Customer Concentrations and Receivables
            ---------------------------------------

            The Company sells to domestic companies and grants limited uncollateralized credit to customers based on credit worthiness.

            Two major customers comprise 87% of the Company's revenues from installation and licensing fees from installations of the Company's Table Trac(TM) system in 2001 and 98% inception to date.

            The estimated loss that management believes is probable is included in the allowance for doubtful accounts. While the ultimate loss may differ, management believes that any additional loss will not have a material impact on the Company's financial position. Due to uncertainties in the collection process, however, it is at least reasonably possible that management's estimate of the outcome will change during the next year. That amount cannot be estimated.

                                   (Continued)

                                TABLE TRAC, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                   YEARS ENDED DECEMBER 31, 2001 AND 2000 AND
                    PERIOD FROM INCEPTION (JUNE 27, 1995) TO
                                DECEMBER 31, 2001


1.        Summary of Significant Accounting Policies and
          ----------------------------------------------
          Other Information (Continued)
          -----------------

          Concentrations, Risks and Uncertainties (Continued)
          ---------------------------------------

            Accounts Receivable - Stockholders
            ----------------------------------

            Accounts receivable - stockholders consists of amounts advanced to the Company's President, its secretary, and one consultant of the Company. These amounts are noninterest bearing, unsecured, and due on demand. The Company feels all amounts are collectible. While the ultimate amount collectible may differ, management believes that any collection loss will not have a material impact on the Company's financial position. Due to uncertainties in the collection process, however, it is at least reasonably possible that management's estimate of the collectibility will change during the next year. That amount cannot be estimated.

            Inventory
            ---------

            Inventory is recorded at the lower of cost (determined on a first-in, first-out basis) or market. Inventory levels significantly exceed the Company's current requirements. The estimated loss that management believes is probable is included in the inventory valuation allowance. Due to uncertainties, however, it is at least reasonably possible that management's estimate will change during the next year. That amount cannot be estimated.

                                   (Continued)

                                TABLE TRAC, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                   YEARS ENDED DECEMBER 31, 2001 AND 2000 AND
                    PERIOD FROM INCEPTION (JUNE 27, 1995) TO
                                DECEMBER 31, 2001


1.        Summary of Significant Accounting Policies and
          ----------------------------------------------
          Other Information (Continued)
          -----------------

          Concentrations, Risks and Uncertainties (Continued)
          ---------------------------------------

            Competition
            -----------

            The Company is unaware of any other companies actively pursuing a competing table top system for table games management/accounting. Table Trac's system performs management/accounting functions as well as other valuable functions for the casino, including table games Player Rating functions. The Company is aware of several competitors offering automation solutions for table games Player Rating. The Company is confident that its Player Rating solution is equal or better than any currently being offered by its competitors; however, some of the Company's competitors may have substantially greater resources than the Company.

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

                                   (Continued)

                                TABLE TRAC, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                   YEARS ENDED DECEMBER 31, 2001 AND 2000 AND
                    PERIOD FROM INCEPTION (JUNE 27, 1995) TO
                                DECEMBER 31, 2001


1.        Summary of Significant Accounting Policies and
          ----------------------------------------------
          Other Information (Continued)
          -----------------

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

          Comprehensive Income
          --------------------

          SFAS No. 130 establishes standards for the reporting and disclosure of comprehensive income and its components which will be presented in association with the company's financial statements. Comprehensive income is defined as the change in a business enterprise's equity during a period arising from transactions, events or circumstances relating to nonowner sources, such as foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities. It includes all changes in equity during a period except those resulting from investments by or distributions to owners. For the years ended December 31, 2001, 2000 and inception to December 31, 2001, net income and comprehensive income were equivalent.

                                   (Continued)

                                TABLE TRAC, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                   YEARS ENDED DECEMBER 31, 2001 AND 2000 AND
                    PERIOD FROM INCEPTION (JUNE 27, 1995) TO
                                DECEMBER 31, 2001


1.        Summary of Significant Accounting Policies and
          ----------------------------------------------
          Other Information (Continued)
          -----------------

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

          Reclassification
          ----------------

          Certain reclassifications have been made to 2000 and the inception to date information to conform to the 2001 presentation. These reclassifications had no income effect.


2.        Going Concern/Development Stage Company
          ---------------------------------------

          From inception to December 31, 2001, the Company is deemed to be in the development stage. To date the Company has devoted the majority of its efforts to: raising capital; research and development and patenting of its Table Trac(TM) system; establishing sources of supply; and developing markets. Planned principal operations have commenced, but there have not been significant revenues from installation and licensing fees from the Table Trac(TM) system to date.

                                   (Continued)

                                TABLE TRAC, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                   YEARS ENDED DECEMBER 31, 2001 AND 2000 AND
                    PERIOD FROM INCEPTION (JUNE 27, 1995) TO
                                DECEMBER 31, 2001


2.        Going Concern/Development Stage Company (Continued)
          ---------------------------------------

          The Company incurred a net loss of $360,893 in 2001 and has incurred net losses of $1,038,347 inception to date. These losses and the Company's current burn rate raise substantial doubts about the Company's ability to continue as a going concern without additional debt or equity financing.

          In 2000 the Company raised $637,500 through private placements of convertible debentures and common stock. At December 31, 2001, $160,137 of these monies remain. The Company feels additional monies may be needed to allow it to successfully market to and expand its casino customer base. Ultimately, provided sufficient financing exists, the Company feels it will be able to: gain acceptance by the casinos; install and license its Table Trac(TM) system; and achieve profitable operations and thereby realize assets and settle obligations in the normal course of operations. No estimate can be made of the range of loss that is reasonably possible should the Company be unsuccessful


3.        Related Party Transactions
          --------------------------

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

                                   (Continued)

                                TABLE TRAC, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                   YEARS ENDED DECEMBER 31, 2001 AND 2000 AND
                    PERIOD FROM INCEPTION (JUNE 27, 1995) TO
                                DECEMBER 31, 2001


3.        Related Party Transactions (Continued)
          --------------------------

          Investment - Joint Venture
          --------------------------

          In July 2001, the Company and Global Payment Technologies, Inc. (Global) (NASDAQ:GPTX) formed a 50:50 joint venture, Globaltrac, LLC (Globaltrac). Globaltrac will manufacture a new product, Centurion. The Company and Global will each have the right to distribute and sell Centurion. These agreements also gave Global the exclusive right to sell the Company's casino management system product outside of the United States and Canada, subject to minimum sales requirements.

          In 2001, the Company had sales of $1,265 to Globaltrac.

          A summary of Globaltrac for 2001 and at December 31, 2001 is as follows:

             Balance Sheet
             -------------
               Cash                                       $ 7,959
               Inventory                                      786
                                                          -------
               Total assets                               $ 8,745
                                                          =======
               Liabilities                                $  --
               Equity                                       8,745
                                                          -------
               Total liabilities and equity               $ 8,745
                                                          =======
             Income Statement
             ----------------
               Revenues                                   $  --
               Expenses                                    (1,291)
               Interest income                                 36
                                                          -------
               Net loss                                   $(1,255)
                                                          =======


                                   (Continued)

                                TABLE TRAC, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                   YEARS ENDED DECEMBER 31, 2001 AND 2000 AND
                    PERIOD FROM INCEPTION (JUNE 27, 1995) TO
                                DECEMBER 31, 2001


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

                                   (Continued)

                                TABLE TRAC, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                   YEARS ENDED DECEMBER 31, 2001 AND 2000 AND
                    PERIOD FROM INCEPTION (JUNE 27, 1995) TO
                                DECEMBER 31, 2001


7.        Lease
          -----

          The Company leases its office facilities under an operating lease expiring in May 2002. Future minimum lease payments are as follows:

             2002                                  $ 11,250

          Rent expense was $27,858 in 2001, $2,418 in 2000, and $30,276 from inception to December 31, 2001.


8.        Common Stock
          ------------

          Stock Options and Warrants
          --------------------------

          The Company has issued options and warrants to various parties as follows:

                                                Number of      Exercise Price
          Nature of Grant                        Shares          Per Share          Option Period
          -------------------------             ---------      --------------       --------------
          Bridge financing incentive               6,000           $1.25            12/98 to 12/03
          Underwriter compensation                28,186           $1.25            07/99 to 07/04
          Underwriter compensation                12,500           $1.10            08/00 to 08/02
          Warrants attached to private
            placement shares                     341,667           $2.50            11/00 to 11/02
          Underwriter compensation                34,167           $1.65            11/00 to 11/03
          Severance package                       50,000           $ .30            09/01 to 09/04
                                                --------       --------------       --------------
          Balance December 31, 2001              472,520       $ .30 to $2.50       12/98 to 07/04
                                                ========       ==============       ==============

          The Company has reserved shares of its common stock in the event these options and warrants are exercised.

                                   (Continued)

                                TABLE TRAC, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                   YEARS ENDED DECEMBER 31, 2001 AND 2000 AND
                    PERIOD FROM INCEPTION (JUNE 27, 1995) TO
                                DECEMBER 31, 2001


9.        Marketing Rights
          ----------------

          In February 1999, the Company entered into an agreement granting individual exclusive world wide marketing rights to the Company's products provided this individual met performance goals as outlined in the agreement. In Septemer 2001, the Company entered into an agreement to terminate these marketing rights. As a part of this termination agreement the Company did agree to pay this individual a 5% commission on gross sales from a particular potential customer through July 31, 2005. No sales have occurred to date and no commissions have been earned.


10.       Supplemental Cash Flow Information
          ----------------------------------

          Cash paid during the year for:

                                                                Inception
                                        2001         2000        To Date
                                      --------     --------     ---------
             Interest                 $  6,672     $  6,667      $ 41,554
                                      ========     ========      ========
             Income taxes             $   --       $   --        $   --
                                      ========     ========      ========

          Summary of Non Cash Activity:

          The Company issued 82,000 shares of additional founders' common stock for technology valued at $40.

          The Company issued 102,500 shares of common stock for legal fees and organizational fees valued at $2,050.

          Inception to December 31, 2001, the Company has issued 27,500 shares of common stock in lieu of interest on the notes payable stockholders. Interest expense of $55,000 was recorded relating to these issuances.

                                   (Continued)

                                TABLE TRAC, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                   YEARS ENDED DECEMBER 31, 2001 AND 2000 AND
                    PERIOD FROM INCEPTION (JUNE 27, 1995) TO
                                DECEMBER 31, 2001


10.       Supplemental Cash Flow Information (Continued)
          ----------------------------------

          Inception to December 31, 2001, the Company has issued 266,396 shares of common stock in lieu of compensation for salaries and services. Expense of $87,069 was recorded relating to these issuances. $1,025 was capitalized and subsequently amortized.

          $247,500 in indebtedness was converted to common stock in 2000. These conversions are reflected net of unamortized loan costs of $9,833 in the accompanying financial statements.


11.       Income Taxes

          The Company was treated as a subchapter S corporation from inception through December 31, 1998. Income taxes for 2001 and 2000 consisted of the following:

                                                      2001             2000
                                                    ---------        ---------
             Current:
               Federal                              $    -           $    -
               State                                     -                -
               State minimum fee                         -                -
                                                    ---------        ---------
                                                         -                -
                                                    ---------        ---------
             Deferred:
               Federal                                   -                -
               State                                     -                -
                                                    ---------        ---------
                                                         -                -
                                                    ---------        ---------
             Income tax benefit (expense)           $    -           $    -
                                                    =========        =========

                                   (Continued)



                                TABLE TRAC, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                   YEARS ENDED DECEMBER 31, 2001 AND 2000 AND
                    PERIOD FROM INCEPTION (JUNE 27, 1995) TO
                                DECEMBER 31, 2001

11.       Income Taxes (Continued)
          ------------

          The reconciliation between expected federal income tax rates is as follows:

                                                                 2001                            2000
                                                       -------------------------       -------------------------
                                                        Amount          Percent         Amount          Percent
                                                       ---------       ---------       ---------       ---------
             Expected federal tax                      $(122,700)            (34)%     $ (49,800)           (34%)
             Surtax exemption                             12,500               3          12,500              9
             State income tax,
               net of federal tax
               benefit                                   (23,300)             (6)         (9,500)             (7)
             Valuation and utilization
               of net operating loss
               carryforwards                             133,500              37          46,800              32
             State minimum fee                              --              --              --              --
                                                       ---------       ---------       ---------       ---------

                                                       $    --              --   %     $    --              -- %
                                                       =========       =========       =========       =========

          The Company has fully allowed for its net operating carryforwards as follows:

                                                              2001               2000
                                                            ---------          ---------

             Allowance for doubtful accounts                $   2,500          $    --
             Inventory valuation allowance                      6,500               --
               Deferred tax asset relating to net
                 operating loss carryforwards                 335,000             81,000
                                                            ---------          ---------
                                                              344,000             81,000
               Valuation allowance                           (344,000)           (81,000)
                                                            ---------          ---------

              Deferred tax asset                            $    --             $    -
                                                            =========          =========

          At December 31, 2001, the Company has carryforwards available to offset future taxable income as follows:

                                                              Federal             State
                                                             ---------          ---------

             2014                                            $ 137,000          $ 137,000
             2015                                              141,000            141,000
             2016                                              340,000            340,000
                                                             ---------          ---------
                                                             $ 618,000          $ 618,000
                                                             =========          =========


                                            F-21