Form 10QSB
period 2002-03-31
TABLE TRAC INC
filed 2002-05-14
CIK 1090396

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended            March 31, 2002
                               ----------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                       to
                                ------------------        ------------------


Commission File Number               0-28383
                       ---------------------------------


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


3,596,425 Shares Of Common Stock were outstanding as of March 31, 2002

                                Table Trac, Inc.


                                    I N D E X


                                                                            Page
                                                                            ----
PART I.   FINANCIAL INFORMATION

   Item 1.   Financial Statements (Unaudited)

                  Condensed Balance Sheets
                     March 31, 2002 and Dec 31, 2001 (Unaudited)              1


                  Condensed Statements of Operation
                     Three months ended March 31,
                        2002 and 2001 (Unaudited)                             2

                  Condensed Statements of Cash Flows
                     Three months ended March 31,
                        2002 and 2001 (Unaudited)                             3

                  Selected Notes to Condensed Financial
                     Statements (Unaudited)                                   4


   Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                           5


PART II.     OTHER INFORMATION                                               6-7


                          Part I. FINANCIAL INFORMATION
                                  ---------------------


Item I. FINANCIAL STATEMENTS
        --------------------



                                  Table Trac, Inc.
                             (A Development Stage Company)
                                Condensed Balance Sheets
                                      (Unaudited)



                                                              March 31,     December 31,
                                                                2002           2001
                                                             -----------    -----------
ASSETS
             Current Assets
                               Cash                          $    83,861    $   160,137
                               Total Accounts Receivable           7,120          7,955
                      Other Current Assets
                               Prepaid Expenses                        0            280

                      Total Other Current Assets                       0            280
                                                             -----------    -----------

             Total Current Assets                                 90,981        168,372

             Fixed Assets
                      Fixed Assets
                                                             -----------    -----------

             Total Fixed Assets                                        0              0

             Other Assets
                      Loans To Shareholders                       37,824         38,419
                      Inventory                                   10,970         11,323
                      Partnership Investment                       4,372          4,372
                      Patents, net                                20,127         20,468
                                                             -----------    -----------

             Total Other Assets                                   73,293         74,582
                                                             -----------    -----------

TOTAL ASSETS                                                 $   164,274    $   242,954
                                                             ===========    ===========


LIABILITIES & EQUITY
             Liabilities
                      Current Liabilities
                               Total Accounts Payable        $        41    $        30
                               Accrued Payroll and related         7,490          7,753
                                                             -----------    -----------

                      Total Current Liabilities                    7,531          7,783
                                                             -----------    -----------


                      Total Long Term Liabilities                      0              0
                                                             -----------    -----------

             Total Liabilities                                     7,531          7,783
             Equity
                      Capital Stock                            1,273,518      1,273,518
                      Retained Earnings                       (1,038,347)    (1,038,347)
                      Year to date P&L                           (78,428)             0
                                                             -----------    -----------

             Total Equity                                        156,743        235,171
                                                             -----------    -----------

TOTAL LIABILITIES & EQUITY                                   $   164,274    $   242,954
                                                             ===========    ===========


                           See Notes to Financial Statements

                                           1

                                Table Trac, Inc.
                          (A Development Stage Company)
                       Condensed Statements Of Operations
                                   (Unaudited)



                                                         Three Months Ended
                                                     --------------------------
                                                     03/31/2002     03/31/2001
                                                     -----------    -----------
Ordinary Income/Expenses
              Sales                                  $    30,354    $    16,061
              Cost of Goods Sold                           1,816          1,364
                                                     -----------    -----------

         Gross Profit                                     28,538         14,697

         Operating Expenses                              108,335         99,808
                                                     -----------    -----------


Net Ordinary Income (Loss)                               (79,797)       (85,111)

Other Income (Expense)
         Interest Income                                   1,369          7,745
                                                     -----------    -----------

Net Income (Loss) before Taxes                           (78,428)       (77,366)

Income Taxes                                                --             --
                                                     -----------    -----------

Net Income (Loss)                                    $   (78,428)   $   (77,366)
                                                     ===========    ===========

Income/(Loss) Per Share                              $     (0.02)   $     (0.02)
                                                     ===========    ===========

Income/(Loss) Per Common Share Assuming Dilution     $     (0.02)   $     (0.02)
                                                     ===========    ===========

Weighted Average Outstanding Shares                    3,533,819      3,533,819
                                                     ===========    ===========


                       See Notes to Financial Statements



                                           Table Trac, Inc.
                                     (A Development Stage Company)
                                  Condensed Statements Of Cash Flows
                                              (Unaudited)



                                                                                Three Months Ended
                                                                            --------------------------
                                                                            03/31/2002      03/31/2001
                                                                            ----------      ----------

              OPERATING ACTIVITIES
                          Net Income                                        $ (78,428)      $ (77,366)

                          Adjustments to reconcile Net Income to net cash
                          provided by operations:
                                      Stock issued for services                  --              --
                                      Accounts Payable                             12         (21,071)
                                      Accounts Receivable                         835          (1,836)
                                      Amortization                                341             341
                                      Depreciation                               --              --
                                      Inventory                                   353            (210)
                                      Loans to Shareholders                       595           2,700
                                      Payroll Liabilities                        (264)          2,009
                                      Petty Cash                                 --
                                      Prepaid Expenses                            280            (500)
                                                                            ---------       ---------

              Net Cash provided by Operating Activities                       (76,276)        (95,933)
                                                                            ---------       ---------


              INVESTING ACTIVITIES
                                      Stock Holdings                             --              --
                                      Deferred Loan Costs                        --              --

              Net cash provide by Investing Activities                           --              --
                                                                            ---------       ---------

              FINANCING ACTIVITIES
                          Loan Payable
                          Convertible Debentures                                 --              --
                                                                            ---------       ---------
                          Capital Stock                                          --              --
                          Capital Stock:offering expenses

              Net Cash provided by Financing Activities                          --              --
                                                                            ---------       ---------

Net cash increase for period                                                  (76,276)        (95,933)
Cash at beginning of period                                                   160,037         516,258


Cash at end of period                                                       $  83,761       $ 420,325
                                                                            =========       =========

                                  See Notes to Financial Statements

                                                  3

                                Table Trac, Inc.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.   Condensed Financial Statements:

          The condensed balance sheet as of March 31, 2002, the statement of operations for the three-month periods ended March 31, 2002 and 2001, and the condensed statement of cash flows for the three-month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at March 31, 2002 and for all periods presented have been made.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the period ended March 31, 2002 are not necessarily indicative of the operating results for the full year.

                                Table Trac, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



     Revenues increased in 2002 to $30,354 from $16,061 in 2001. There were increased license fees, and sales fees in 2002 to account for the difference.

     Costs of sales increased in 2002 to $1,816 from $1,364 in 2001 as a result of increased revenues in 2002.

     Operating expenses increased in 2002, to $108,335 from $99,808 in 2001. The major changes were increased sales and research expenses in 2002.

     The result was that there was a net loss of $78,428 in 2002, compared to a net loss of $77,366 in 2001. The net loss per share in 2002 was $.02 compared to a net loss per share of $.02 in 2001.

     Management believes continuing operations will generate ongoing funding. In the event operations are not sufficient to sustain the Company, management will seek additional funding through equity or debt financing. There can be no assurance that any additional financing will be available to the Company.

                           PART II. OTHER INFORMATION
                                    -----------------


Item 1.   Legal Proceedings

          The Company is aware of no legal proceeding that is pending or threatened to which the Company is a party or of which its property is subject.




Item 6.   Exhibits and Reports on Form 8-K

          (b) No reports on Form 8-K were filed during the three months ended March 31, 2002.

                                    SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Table Trac, Inc.



Date April 15, 2002                         By:  /s/  Joseph Nielsen
                                               -------------------------------
                                                      Joseph Nielsen
                                                      Treasurer/ CFO