Form 10QSB
period 2002-06-30
TABLE TRAC INC
filed 2002-07-31
CIK 1090396

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________


Commission File Number     0-28383


                                Table Trac, Inc.
                                ----------------
        (Exact name of small business issuer as specified in its charter)

                 Nevada                              88-0336568
                 ------                              ----------
     (State or other jurisdiction of      (IRS Employer Identification No.)
      Incorporation or organization)

            4625 County Rd 101, Suite 202 Minnetonka, Minnesota 55345
            ---------------------------------------------------------
                    (Address of principal executive offices)

                                 (952) 548-8877
                                 --------------
              (Registrant's telephone number, including area code)


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

3,596,425 Shares Of Common Stock were outstanding as of June 30, 2002

                                Table Trac, Inc.


                                    I N D E X


                                                                            Page
                                                                            ----

PART I.   FINANCIAL INFORMATION

   Item 1.   Financial Statements (Unaudited)

                  Balance Sheets as of June 30, 2002
                    and December 31, 2001                                      1

                  Statements of Operations for the
                     three months and six months ended June 30,
                        2002 and 2001                                          2

                  Statements of Cash Flows for the
                     six months ended June 30, 2002 and 2001                   3

                  Selected Notes to Financial Statements                       4


   Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                            5


PART II.     OTHER INFORMATION                                                 6

   Item 1.   Legal Proceedings

   Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES


Part I. FINANCIAL INFORMATION
-----------------------------


Item I. FINANCIAL STATEMENTS
----------------------------


                                          Table Trac, Inc.
                                   (A Development Stage Company)
                                           Balance Sheets
                                            (Unaudited)

                                                             June 30, 2002        December 31, 2001
                                                             -------------        -----------------
 ASSETS
              Current Assets
                               Cash                           $    31,978             $   160,137
                               Total Accounts Receivable           83,213                   7,955
                       Other Current Assets
                               Prepaid Expenses                       102                     280

                                                              -----------             -----------
              Total Current Assets                                115,293                 168,372

              Fixed Assets
                       Fixed Assets

                                                              -----------             -----------
              Total Fixed Assets                                        0                       0

              Other Assets
                       Loans To Shareholders                       33,759                  38,419
                       Inventory                                   14,346                  11,323
                       Partnership Investment                       4,372                   4,372
                       Patents, net                                19,786                  20,468
                                                              -----------             -----------

              Total Other Assets                                   72,263                  74,582
                                                              -----------             -----------

 TOTAL ASSETS                                                 $   187,556             $   242,954
                                                              ===========             ===========


 LIABILITIES & EQUITY
              Liabilities
                       Current Liabilities
                               Total Accounts Payable         $    12,378             $        30
                               Accrued Payroll and related          8,795                   7,753
                                                              -----------             -----------

                       Total Current Liabilities                   21,173                   7,783
                                                              -----------             -----------


                       Total Long Term Liabilities                      0                       0
                                                              -----------             -----------

              Total Liabilities                                    21,173                   7,783
                                                              -----------             -----------
              Equity
                       Capital Stock                            1,273,518               1,273,518
                       Retained Earnings                       (1,038,347)             (1,038,347)
                       Year to date P&L                           (68,788)                      0

              Total Equity                                        166,383                 235,171
                                                              -----------             -----------

TOTAL LIABILITIES & EQUITY                                    $   187,556                 242,954
                                                              -----------             -----------


                                  See Notes to Financial Statements



                                            Table Trac, Inc.
                                      (A Development Stage Company)
                                        Statements of Operations
                                               (Unaudited)


                                                      Three Months Ended             Six Months Ended
                                                   -------------------------    --------------------------
                                                    6/30/2002     6/30/2001      6/30/2002      6/30/2001
                                                   -----------   -----------    -----------    -----------
Ordinary Income/Expenses
              Sales                                $   126,397   $    33,121    $   156,751    $    49,182
              Cost of Goods Sold                        14,018         5,298         15,834          6,662
                                                   -----------   -----------    -----------    -----------

         Gross Profit                                  112,379        27,823        140,917         42,520


         Operating Expenses                            103,001       111,077        211,336        210,469
                                                   -----------   -----------    -----------    -----------


Net Ordinary Income (Loss)                               9,378       (83,254)       (70,419)      (167,949)
Other Income (Expense)
         Interest Income                                   262         7,820          1,631         15,565
                                                   -----------    -----------   -----------    -----------

Net Income (Loss) before Taxes                           9,640       (75,434)       (68,788)      (152,384)

Income Taxes                                              --            --             --             --
                                                   -----------   -----------    -----------    -----------


Net Income (Loss)                                  $     9,640   $   (75,434)   $   (68,788)   $  (152,384)
                                                   ===========   ===========    ===========    ===========


Income/(Loss) Per Share                            $      0.00   $     (0.02)   $     (0.02)   $     (0.04)
                                                   ===========   ===========    ===========    ===========

Income/(Loss) Per Common Share Assuming Dilution   $      0.00   $     (0.02)   $     (0.02)   $     (0.04)
                                                   ===========   ===========    ===========    ===========

Weighted Average Outstanding Shares                  3,596,425     3,533,819      3,596,425      3,533,819
                                                   ===========   ===========    ===========    ===========


                                    See Notes to Financial Statements



                                         Table Trac, Inc.
                                   (A Development Stage Company)
                                     Statements of Cash Flows
                                            (Unaudited)

                                                                               Six Months Ended
                                                                            ----------------------
                                                                            6/30/2002    6/30/2001
                                                                            ---------    ---------

              OPERATING ACTIVITIES
                          Net Income                                        $ (68,788)   $(152,384)

                          Adjustments to reconcile Net Income to net cash
                          provided by operations:
                                      Stock issued for services                              1,173
                                      Accounts Payable                         12,347      (12,795)
                                      Accounts Receivable                     (75,258)     (16,665)
                                      Amortization                                682          682
                                      Depreciation                               --           --
                                      Inventory                                (3,023)      (9,420)
                                      Loans to Shareholders                     4,659      (18,100)
                                      Payroll Liabilities                       1,042        1,722
                                      Petty Cash                                              (100)
                                      Prepaid Expenses                            280         (500)
                                                                            ---------    ---------

              Net Cash provided by Operating Activities                      (128,059)    (206,387)
                                                                            ---------    ---------


              INVESTING ACTIVITIES
                                      Stock Holdings
                                      Deferred Loan Costs

              Net cash provide by Investing Activities                           --           --
                                                                            ---------    ---------

              FINANCING ACTIVITIES
                          Loan Payable                                                     124,000
                          Convertible Debentures
                          Capital Stock                                                       --
                          Capital Stock:offering expenses                                      990

              Net Cash provided by Financing Activities                          --        124,990
                                                                            ---------    ---------

Net cash increase for period                                                 (128,059)     (81,397)
Cash at beginning of period                                                   160,037      516,258


Cash at end of period                                                       $  31,978    $ 434,861
                                                                            =========    =========


                                See Notes to Financial Statements

                                                 3

                                Table Trac, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2002


Note 1.   Condensed Financial Statements:

          The condensed balance sheet as of June 30, 2002, the statement of operations for the periods ended June 30, 2002 and 2001, and the condensed statement of cash flows for the periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at June 30, 2002 and for all periods presented have been made.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the period ended June 30, 2002 are not necessarily indicative of the operating results for the full year.


Note 2.   Revenue Recognition:

          Revenues are recorded at the time of shipment of products or performance of services. Monthly license fees are recorded over the lives of the respective contracts or as earned.

Note 3.   Customer Concentration:

          Five major customers comprised 100% of the Company's revenues from installation and licensing fees from the installation of the Company's Table Trac(TM) system through June 2002.

                                Table Trac, Inc.


ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Business Overview:

               Table Trac, Inc.'s patented real-time management system product automates and monitors the operations of casino table games (blackjack, craps, etc.) The Table Trac(TM) system (patent number 5,957,776) is available for an installation and monthly license fee from the Company for casinos with a minimum number of tables. The first customer installation was in June 1996, in a 10-table casino in northern Minnesota. The second customer installation was purchased by the same operator and installed in July 1997. Both systems have been operational since. In April 2000 the Company completed installation at the L.C.O. Casino in Hayward, Wisconsin. In July 2002, the company completed installation of a system in the Shooting Star Casino, in Mahnomen, MN. With the system developed, site tested and commercial viability established, the Company has turned its focus to sales and marketing.


          Results of Operations:

               Revenues in the quarter ended June 30 increased to $126,397 in 2002 from $33,121 in 2001. There were increased component and software sales, increased license fees and increased programming fees in 2002 to account for the difference. All of the Company's revenues from installation and licensing fees from the installation of the Company's Table Trac(TM) system were from five customers through June 2002.

               Costs of sales in the quarter ended June 30 increased in 2002 to $14,018 from $5,298 in 2001 as a result of increased component sales in 2002.

               Operating expenses in the quarter ended June 30 decreased in 2002, to $103,001 from $111,077. The major changes were increased payroll and decreased sales expenses in 2002 compared to 2001.

               The result was that there was a net profit of $9,378 in the second quarter 2002 compared to a net loss of $83,254 in the second quarter 2001. The net profit per share was $.00 in the second quarter 2002 compared to a net loss per share of $.02 in the second quarter 2001.

               Revenues in the six months ended June 30 increased to $156,751 in 2002 from $49,182 in 2001. Costs of sales increased in 2002 to $15,834 from $6,662 in 2001. Operating expenses increased in 2002 to $211,336 from $210,469 in 2001.

               The result was that there was a net loss of $68,788 through June 30, 2002 compared to a net loss of $152,384 through June 30, 2001. The net loss per share was $.02 through June 30, 2002 compared to a net loss per share of $.04 through June 30, 2001.


          Liquidity and Capital Resources:

               The Company feels that current monies, as well as monies provided from current revenues will be sufficient to meet operating needs during the next six-month period. The Company will continue to look for additional installations, but there can be no assurances that the Company will be successful in its efforts.

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


                           PART II. OTHER INFORMATION
                           --------------------------

Item 1.   Legal Proceedings

          The Company is aware of no legal proceeding that is pending or threatened to which the Company is a party or of which its property is subject.


Item 6.   Exhibits and Reports on Form 8-K

               (b) No reports on Form 8-K were filed during the three months ended June 30, 2002.



                                    SIGNATURE


In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Table Trac, Inc.



Date July 31, 2002                          By: /s/ Joseph Nielsen
                                            ----------------------
                                            Treasurer/ CFO