Form 10QSB
period 2002-09-30
TABLE TRAC INC
filed 2002-11-01
CIK 1090396

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 2002
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                                ---------------------      ---------------------


Commission File Number     0-28383
                       ---------------------------------------------------------


                                Table Trac, Inc.
        (Exact name of small business issuer as specified in its charter)


                  Nevada                                        88-0336568
      -------------------------------                        -------------------
      (State or other jurisdiction of                         (IRS Employer
      Incorporation or organization)                         Identification No.)

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


3,596,425 Shares Of Common Stock were outstanding as of September 30, 2002

                                Table Trac, Inc.


                                    I N D E X

                                                                           Page
                                                                           ----

PART I.   FINANCIAL INFORMATION

   Item 1.   Financial Statements (Unaudited)

                  Balance Sheets as of September 30, 2002
                    and December 31, 2001                                   1


                  Statements of Operations for the
                     three months and nine months ended September 30,
                        2002 and 2001                                       2

                  Statements of Cash Flows for the
                     nine months ended September 30, 2002 and 2001          3

                  Selected Notes to Financial Statements                    4


   Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                         5


PART II.     OTHER INFORMATION                                            6-7

   Item 1.   Legal Proceedings

   Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES

Part I.  FINANCIAL INFORMATION
         ---------------------
Item I.  FINANCIAL STATEMENTS
         --------------------

                                            Table Trac, Inc.
                                     (A Development Stage Company)
                                            Balance Sheets
                                            (Unaudited)

                                                           September 30,             December 31,
                                                               2002                     2001
                                                           -------------             ------------
ASSETS
    Current Assets
             Cash                                           $    38,493              $   160,137
             Total Accounts Receivable                           52,001                    7,955
             Other Current Assets
             Pre paid Expenses                                      100                      280

    Total Current Assets                                         90,594                  168,372

    Fixed Assets
             Fixed Assets
                                                            -----------              -----------

    Total Fixed Assets                                                0                        0

    Other Assets
             Loans To Shareholders                               34,560                   38,419
             Inventory                                            3,453                   11,323
             Other Assets                                        23,816                   24,840
                                                            -----------              -----------

    Total Other Assets                                           61,829                   74,582
                                                            -----------              -----------

TOTAL ASSETS                                                $   152,423              $   242,954
                                                            ===========              ===========

LIABILITIES & EQUITY
    Liabilities
             Current Liabilities
                       Total Accounts Payable               $     7,485              $        30
                       Total Other Current Liabilities           10,373                    7,753
                                                            -----------              -----------

             Total Current Liabilities                           17,858                    7,783
                                                            -----------              -----------

             Long Term Liabilities
                       Convertible Debentures                         0                        0
                                                            -----------              -----------

             Total Long Term Liabilities                              0                        0
                                                            -----------              -----------

    Total Liabilities                                            17,858                    7,783
    Equity
             Capital Stock                                    1,273,518                1,273,518
             Retained Earnings                               (1,038,347)              (1,038,347)
             YTD Income                                        (100,604)                       0
                                                            -----------              -----------

    Total Equity                                                134,565                  235,171
                                                            -----------              -----------

TOTAL LIABILITIES & EQUITY                                  $   152,423              $   242,954
                                                            ===========              ===========

                                    See Notes to Financial Statements


                                                       Table Trac, Inc.
                                                (A Development Stage Company)
                                                  Statements Of Operations
                                                         (Unaudited)


                                                              Three Months Ended                  Nine Months Ended
                                                        -----------------------------       -----------------------------
                                                          9/30/02           9/30/01           9/30/02           9/30/01
                                                        -----------       -----------       -----------       -----------
Ordinary Income/Expenses
              Sales                                     $   117,276       $    27,347       $   274,027       $    76,528
              Cost of Goods Sold                             19,573             4,067            35,407            10,729
                                                        -----------       -----------       -----------       -----------
         Gross Profit                                        97,703            23,280           238,620            65,799

         Operating Expenses                                 129,805           109,978           341,140           320,448
                                                        -----------       -----------       -----------       -----------

Net Ordinary Income (Loss)                                  (32,102)          (86,698)         (102,520)         (254,649)
Other Income (Expense)
         Interest Income                                        285             7,248             1,916            22,813
                                                        -----------       -----------

Net Income (Loss) before Taxes                              (31,817)          (79,450)         (100,604)         (231,836)

Income Taxes                                                   --                --                --                --
                                                        -----------       -----------       -----------       -----------

Net Income (Loss)                                       $   (31,817)      $   (79,450)      $  (100,604)      $  (231,836)
                                                        ===========       ===========       ===========       ===========


Income/(Loss) Per Share                                 $     (0.01)      $     (0.02)      $     (0.03)      $     (0.07)
                                                        ===========       ===========       ===========       ===========

Income/(Loss) Per Common Share Assuming Dilution        $     (0.01)      $     (0.02)      $     (0.03)      $     (0.07)
                                                        ===========       ===========       ===========       ===========

Weighted Average Outstanding Shares                       3,596,425         3,533,819         3,596,425         3,533,819
                                                        ===========       ===========       ===========       ===========




                                                See Notes to Financial Statements




                                              Table Trac, Inc.
                                       (A Development Stage Company)
                                         Statements of Cash Flows
                                                 (Unaudited)

                                                                                    Nine Months Ended
                                                                            -------------------------------
                                                                             9/30/02               9/30/01
                                                                            ----------            ---------

    OPERATING ACTIVITIES
                Net Income                                                  $(100,604)            $(231,836)

                Adjustments to reconcile Net Income to net cash
                provided by operations:
                            Stock issued for services                            --
                            Accounts Payable                                    7,455               (21,178)
                            Accounts Receivable                               (44,046)               (5,524)
                            Amortization                                        1,023                 1,023
                            Depreciation                                         --                    --
                            Inventory                                           7,871               (12,984)
                            Loans to Shareholders                               3,859                (8,600)
                            Payroll Liabilities                                 2,618                 2,144
                            Petty Cash                                           --                    (100)
                            Prepaid Expenses                                      180                  (498)
                                                                            ---------             ---------

    Net Cash provided by Operating Activities                                (121,644)             (277,553)
                                                                            ---------             ---------


    INVESTING ACTIVITIES
                            Stock Holdings                                       --                  (5,000)
                            Deferred Loan Costs                                  --

    Net cash provide by Investing Activities                                     --                  (5,000)
                                                                            ---------             ---------

    FINANCING ACTIVITIES
                Loan Payable                                                     --                 198,000
                Convertible Debentures                                           --                    --
                Capital Stock                                                    --                   2,163
                Capital Stock:offering expenses                                  --

    Net Cash provided by Financing Activities                                    --                 200,163
                                                                            ---------             ---------

Net cash increase for period                                                 (121,644)              (82,390)
Cash at beginning of period                                                   160,137               516,258


Cash at end of period                                                       $  38,493             $ 433,868
                                                                            =========             =========



                                          See Notes to Financial Statements

                                                         3

                                Table Trac, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2002


Note 1.       Condensed Financial Statements:

              The condensed balance sheet as of September 30, 2002, the statement of operations for the periods ended September 30, 2002 and 2001, and the condensed statement of cash flows for the periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at September 30, 2002 and for all periods presented have been made.

              Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the period ended September 30, 2002 are not necessarily indicative of the operating results for the full year.

Note 2.       Revenue Recognition:

              Revenues are recorded at the time of shipment of products or performance of services. Monthly license fees are recorded over the lives of the respective contracts or as earned.

Note 3.       Customer Concentration:

              Five major customers comprised 100% of the Company's revenues from installation and licensing fees from the installation of the Company's Table Trac(TM) system through September 2002.

                                Table Trac, Inc.


ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Business Overview:

          Table Trac, Inc.'s patented real-time management system product automates and monitors the operations of casino table games (blackjack, craps, etc.) The Table Trac(TM) system (patent number 5,957,776) is available for an installation and monthly license fee from the Company. The first customer installation was in September 1996, in a 10-table casino in northern Minnesota. The second customer installation was purchased by the same operator and installed in July 1997. Both systems have been operational since. In April 2000 the Company completed installation at the L.C.O. Casino in Hayward, Wisconsin. In July 2002, the company completed installation of a system in the Shooting Star Casino, in Mahnomen, MN. With the system developed, site tested and commercial viability established, the Company has turned its focus to sales and marketing.


     Results of Operations:

          Revenues in the quarter ended September 30 increased to $117,276 in 2002 from $27,347 in 2001. There were increased component and software sales, increased license fees and increased programming fees in 2002 to account for the difference. All of the Company's revenues from installation and licensing fees from the installation of the Company's Table Trac(TM) system were from five customers through September 2002.

          Costs of sales in the quarter ended September 30 increased in 2002 to $19,573 from $4,067 in 2001 as a result of increased component sales in 2002.

          Operating expenses in the quarter ended September 30 increased in 2002, to $129,805 from $109,978. The major changes were increased payroll and increased sales expenses in 2002 compared to 2001.

          The result was that there was a net loss of $31,817 in the third quarter 2002 compared to a net loss of $79,450 in the third quarter 2001. The net loss per share was $.01 in the third quarter 2002 compared to a net loss per share of $.02 in the third quarter 2001.

          Revenues in the nine months ended September 30 increased to $274,027 in 2002 from $76,528 in 2001. Costs of sales increased in 2002 to $35,407 from $10,729 in 2001. Operating expenses increased in 2002 to $341,140 from $320,448 in 2001.

          The result was that there was a net loss of $100,604 through September 30, 2002 compared to a net loss of $231,836 through September 30, 2001. The net loss per share was $.03 through September 30, 2002 compared to a net loss per share of $.07 through September 30, 2001.


     Liquidity and Capital Resources:

          The Company feels that current monies, as well as monies provided from current revenues will be sufficient to meet operating needs during the next three-month period. The Company will continue to look for additional installations, but there can be no assurances that the Company will be successful in its efforts. The Company is currently exploring additional financing with its Investment Banker and has begun efforts to raise up to an additional $500,000 in equity capital; however there can be no assurance that the offering will be successful.

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



Item 6. Exhibits and Reports on Form 8-K

          (b) No reports on Form 8-K were filed during the three months ended September 30, 2002.



                                    SIGNATURE



In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   Table Trac, Inc.



Date October 28, 2002                              By: /s/ Joseph Nielsen
                                                       -------------------------
                                                       Treasurer/ CFO

                   CERTIFICATION PURSUANT TO 18 U.S.C.ss.1350


In connection with the Quarterly Report of Table Trac, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities listed below, hereby certifies, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that: (i) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (ii) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




October 18, 2002                        By /s/ Joseph Nielsen
                                           -------------------------------------
                                               Joseph Nielsen
                                               Principal Accounting Officer

                   CERTIFICATION PURSUANT TO 18 U.S.C.ss.1350


In connection with the Quarterly Report of Table Trac, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities listed below, hereby certifies, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that: (i) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (ii) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




October 18, 2002                        By  /s/ Chad Hoehne
                                            ------------------------------------
                                                Chad Hoehne
                                                Chief Executive Officer