Form 10KSB
period 2002-12-31
TABLE TRAC INC
filed 2003-03-31
CIK 1090396

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002
Commission File No. 0-28383

TABLE TRAC, INC.
(Exact name of registrant as specified in its charter)

Nevada -----------------------------------------------------88-0336568
(State or other jurisdiction --------------------------------(IRS Employer Identification No.)
of Incorporation or Organization) - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

4625 County Road 101 Suite 202
Minnetonka, Minnesota --------------------------55345
(Address of principal executive office) ------------(Zip Code)

Registrant's telephone number: (952) 548-8877

Securities registered pursuant to Section 12(b) of the Act:
3,619,034 Shares Of Common Stock

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

Yes X NO___

The aggregate market value of the voting stock held by non-affiliates of the Registrant on December 31, 2002, based on the average bid and asked prices of Common Stock in the over-the-counter market on that date was $412,846.

3,619,034 shares of Registrant's Common Stock, no par value were outstanding on December 31, 2002, prior to the effectiveness of the latest practicable date.

DOCUMENTS INCORPORATED BY REFERENCE
None.

CONTENTS

PART I

Item 1 BUSINESS

Item 2. PROPERTY

Item 3. LEGAL PROCEEDINGS

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Item 6. SELECTED FINANCIAL DATA

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Item 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Item 11. EXECUTIVE COMPENSATION

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

PART I

Item 1. - BUSINESS

Table Trac, Inc. (the "Company") is a Nevada Corporation, formed on June 27, 1995, with principal offices in Minnetonka, Minnesota. The Company has developed and is commencing the commercialization of a proprietary information and management system (Table Trac(tm)) that automates and monitors the operations of casino table games. The general intent of Table Trac is a system to acquire, evaluate, and provide immediate access to a new level of detailed Table Games Management and Player Tracking information.

The company has also developed related systems for casino management including promotions administration and delivery systems, self service customer kiosks, marketing analysis, vault operations module for chip banks, all of which are in use at its customers facilities.

Most departments in the casino industry are computerized, yet table games are still using methods for the confirmation of table game activity that were used over 50 years ago, and can only loosely tie manager's estimates to the actual table cash count. In today's business world all cash transactions are computer recorded and verified to the cash count. The Table Trac system brings this computer technology to the casinos gaming tables along with the convenience of simple player tracking.

Table Trac has ported all of its Unix-based systems to LINUX adding graphical user interfaces, ODBC database access for desktop applications, and a SQL database server for complex marketing analysis.

The heart of the system is the patented (U.S. patent # 5,957,776) table top hardware design which gathers table drop, inventories, dealer, floor manager, player, security and drop box information using a dealer-activated keypad, and on-table magnetic card reader. The dealer depresses various keys that each corresponds with the various denominations of bills being dropped into the Drop box, and swipes his or player's magnetic cards to verify and identify individuals involved in transactions to the central computer. The use and operation of Table Trac does not alter either the pace or routine of the game, which is important to both management and customers.

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

With over 7 years of on-table experience, Table Trac is a simple reliable solution for casinos looking to improve the accountability of their table games operations, and a key means to secure detailed transactional records to satisfy casinos regulators and investors.

TABLE TRAC INSTALLATIONS

Table Trac currently is installed and has contracts with 5 casinos in Minnesota and Wisconsin.

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

MANUFACTURING CAPABILITIES

Table Trac has historically secured the manufacturing resources of Micro Dynamics, Inc. of Eden Prairie MN. The president of Table Trac has worked with Micro Dynamics on various projects over the last 15 years. Micro Dynamics is one of many 3rd party manufacturers of sophisticated electronics, with both through hole and surface mount automated manufacturing technology capable of producing Table Trac units at the rate of over 500 a day.

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

Employees

As of December 31, 2002 the Company had five full-time employees and 1 part time employee.

Competition

The Company is unaware of any other systems that compete directly with the table games management and "on table" table player tracking that the Table Trac system offers. Others offer substancially the same functions for Player tracking in various forms, primarily as "off Table" functions performed at the pit podium. The Company is aware of other "players club' systems that compete. These companies have greater resources than the company.

RECENT DEVELOPMENTS

By the end of 2002, the company's operations had consumed the balance of cash reserves which were the result of previous public financing. The Board reorganized operations to reduce expenses through employee and benefit cuts, to a level which can be sustained by current contracts monthly revenues. Management believes that present sales opportunities are sufficient to justify sustaining operations despite the short-term sacrifices.

Development continues in hardware, firmware and software to enhance the product and to provide product functionality which adds value for departments outside of the table games arena. Self-service kiosks for customer promotions and players club services, vault and cage operation additions, and enhanced promotional capabilities make Table Trac a significant value when compared to other products in the industry.

Item 2. - PROPERTY

None

Item 3. - LEGAL PROCEEDINGS

None

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

Item 5. - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock has been traded since July 17, 2000 on the OTC Bulletin Board, before that time there was no activity. As of December 31, 2002 the following firms were making a market in the Company's common stock:

WM. V. Frankel & Co., Incorporated
Schwab Capital Markets, L. P.
Paragon Capital Markets
Hill, Thompson, Magid, L. P.
Knight Securities
Wein Securities
M.H. Meyerson & Co., Inc.

Price per Share Calendar Year 2001	High	Low
First Quarter	$1.50	$.75
Second Quarter	$.75	$.45
Third Quarter	$.85	$.30
Fourth Quarter	$.50	$.15

Price per Share Calendar Year 2002	High	Low
First Quarter	$0.45	$0.10
Second Quarter	$0.55	$0.30
Third Quarter	$0.33	$0.16
Fourth Quarter	$0.25	$0.14

There are more than 70 holders of record of the common stock of the Company. There have never been any dividends, cash or otherwise, paid on the common shares of the Company.

Item 6. - SELECTED FINANCIAL DATA

Fiscal Years Ended December 31, Income Statement Data	2002	2001
Net Sales	$ 309,230	$ 103,748
Net Income (loss)	$(220,570)	$(360,893)
Per Share Data Net Income (loss)	$(0.06)	$(0.10)

As of December 31, Balance Sheet Data	2002	2001
Total Assets	$ 36,519	$242,954
Total Liabilities	$ 13,398	$ 7,783
Stockholders' Equity (Deficit)	$ 23,120	$235,171

Item 7.- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001.

Revenues increased in 2002 to $309,230 from $103,748 in 2001. In the year 2002 there were more systems sales accounting for the increase.

Costs of sales increased in 2002 to $40,342 from $17,995 in 2001 as a result of increased systems sales.

Operating expenses increased in 2002, at $490,178 from $449,937 in 2001. Bankruptcy of a customer contributed to this increase.

The result was that there was a net loss of $220,570 in 2002, compared to a net loss of $360,893 in 2001.

The net loss per share in 2002 was $.06 compared to a net loss per share of $.10 in 2001.

LIQUIDITY AND CAPITAL RESOURCES

Table Trac, Inc. has historically had more expenses than income in each year of its operations. The accumulated deficit from inception to December 31, 2002 was $1,258,917. It has been able to maintain a positive cash position in 2002 solely through reserves from financing activities.

The Company, however, is not capital intensive. The basic product of the Company is its computer software developed by its President. All manufacturing is done after an outside manufacturer receives an order, so there is little inventory held by the Company of its product. The Company's personnel do the installation, after an order is received.

There are no known trends, events or uncertainties that are likely to have a material impact on the short or long-term liquidity. The primary source of liquidity in both the short term and the long term will be sales. Management has dramatically reduced its expenses through cuts in benefits and personnel, and monthly obligations are now met by revenues from existing contracts. Management believes that with these cuts, the Company has adequate cash to meet its obligations and continue operations for both existing customer contracts and ongoing product development.

Item 8. -FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The 2002 audited financial statements and audit commentary are attached.

Item 9. - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

Item 10. - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The executive officers and directors of the Company, with a brief description, are as follows:

Name	Age	Position
Chad B. Hoehne	40	Chairman, President	Mr. Hoehne is the Chairman, President and founder of the Company. He has a BS degree in Business Administration from Mankato State University. Mr. Hoehne was employed by Micro Control Company from 1985 to 1993.
Joseph A. Nielsen	48	Treasurer, CFO	Mr. Nielsen is the Treasurer/CFO. Mr. Nielsen was a securities broker for many years. Mr. Nielsen was self-employed as a financial consultant in 1993 until he joined with Mr. Hoehne to form the Company in 1994.
Robert R Siqveland	58	Secretary	Mr. Siqveland is the Director of Marketing and the Corporate Secretary. He was an investment advisor and venture capitalist for twenty-five years. Mr. Siqveland has worked with Table Trac in various capacities for the past six years.
Vic Taucer	49	Director	Mr. Taucer consults for over 200 gaming casinos, primarily in the area of table games, and has over 26 years of experience in the industry. He recently served as director of casino training for the new Paris resort in Las Vegas. Earlier, Taucer was the casino training director and the casino table pit manager at Caesars Palace, and was a casino floor supervisor at the MGM Grand Casino. He is also a Professor of Casino Management for the University & Community College Systems of Nevada.

The directors of the Company are elected annually by the shareholders for a term of one year or until their successors are elected and qualified. The officers serve at the pleasure of the Board of Directors.

Item 11. - EXECUTIVE COMPENSATION.

Chad Hoehne, the President of the Company received compensation of $84,784 in 2002.

Mr.Nielsen, the Chief Financial Officer of the Company, received compensation of $64,588 in 2002.

Mr. Siqveland, the Corporate Secretary of the Company, received compensation of $51,000 in 2002.

Item 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

There are presently 3,619,034 shares of the Company's common shares outstanding. The following table sets forth the information as to the ownership of each person who, as of this date, owns of record, or is known by the Company to own beneficially, more than five per cent of the Company's common stock, and the officers and directors of the Company.

Name	Shares of Common Stock	Percent of Ownership
Sally Hoehne (1)	1,229,100	34%
Joseph A. Nielsen	285,701	8%
Directors and Officers as a group	1,554,801	43%

(1) Sally Hoehne is the wife of the President of the Company Chad Hoehne.

Item 13. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None

PART IV

Item 14. - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) Attached are the Financial Statements and Independent Auditor's Report on Examination of Financial Statements for the years ended December 31, 2002 and December 31, 2001.

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

Dated March 26, 2001

TABLE TRAC, INC.

Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Exhibit 99.1

I, Chad B. Hoehne, certify that:

1. I have reviewed this annual report on Form 10-KSB for the year ended December 31, 2002 of Table Trac, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of the date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:

March 31st, 2003

TABLE TRAC, INC. CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. 1350)

The undersigned, Chad B. Hoehne, the Chairman and President of Table Trac, Inc. (the "Company") has executed this Certification in connection with the filing with the Securities and Exchange Commission of the Company's amended Annual Report on Form 10-KSB/A for the year ended December 31, 2002 (the "Report"). The undersigned hereby certifies that: · the Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and · the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company. IN WITNESS WHEREOF, the undersigned has executed this Certification as of the 31st day of March, 2003.

TABLE TRAC, INC.
(A Development Company)

FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002 AND 2001 AND
PERIOD FROM INCEPTION (JUNE 27, 1995) TO
DECEMBER 31, 2002

Section 1 Independent Auditors' Report

Callahan, Johnston & Associates, LLC
Certified Public Accountants and Consultants
INDEPENDENT AUDITORS' REPORT

To The Board of Directors and Stockholders of Table Trac, Inc. Minnetonka, Minnesota

We have audited the accompanying balance sheets of Table Trac, Inc. (a development stage company) as of December 31, 2002 and 2001, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and for the period from June 27, 1995 (inception), to December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Table Trac, Inc. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended and from June 27, 1995 (inception), to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 2 to the financial statements, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Callahan, Johnston & Associates, LLC

CALLAHAN, JOHNSTON & ASSOCIATES, LLC
Minneapolis, Minnesota
March 24, 2003

7400 Lyndale Avenue South, Suite 140, Richfield, MN 55423
Telephone: (612)861-0970 Fax: (612)861-5827
Email: cjacallahan@qwest.net

Section 2 Financial Statements: Balance Sheets

TABLE TRAC, INC.
(A Development Stage Company)

BALANCE SHEETS

	December 31, 2002	December 31, 2001
ASSETS
Current assets:
Cash	$ 139	$ 46,163
Certificates of deposit	5,637	113,974
Accounts receivable, less allowance for doubtful accounts of $-0- in 2002 and $5,723 in 2001	9,966	7,955
Prepaid expenses	-	280
Total current assets	15,742	168,372

Furniture and equipment	22,731	22,731
Less accumulated depreciation	22,731	22,731
Net fixed assets	-	-

Other assets:
Accounts receivable - stockholders, less allowance for doubtful accounts of $26,359 in 2002 and $-0- in 2001	1,000	38,419
Inventory, less valuation allowance of $15,000 in 2002 and 2001	674	11,323
Patent, net of accumulated amortization of $4,094 in 2002 and $2,729 in 2001	19,103	20,468
Investment - joint venture	-	4,372
Total other assets	20,777	74,582

Total assets	$ 36,519	$ 242,954

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$ 5,773	$ 30
Accrued payroll and related	7,625	7,753
Total current liabilities	13,398	7,783

Stockholders’ equity (deficit):
Preferred stock, no par value; authorized 1,000,000 shares, issued: 5,000 in 2002 and $-0- in 2001	3,320	-
Common stock, no par value; authorized 5,000,000 shares, issued: 3,619,034 in 2002 and 3,596,425 in 2001	1,278,718	1,273,518
Deficit accumulated during the development stage	(1,258,917)	(1,038,347)
Total stockholders’ equity (deficit)	23,121	235,171

Total liabilities and stockholders’ equity (deficit)	$ 36,519	$ 242,954

Section 3 Financial Statements: Statement of Operations

TABLE TRAC, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

			Inception (June 27, 1995)
	Years Ended		To
	December 31,	December 31,	December 31,
	2002	2001	2002
Total revenues	$ 309,231	$ 103,748	$ 914,215
Cost of goods sold	40,342	17,995	132,133
Gross profit	268,889	85,753	782,082

Expense:
Sales and marketing	55,458	64,905	246,200
Depreciation and amortization	1,365	1,365	32,351
Automobile	5,443	4,891	26,675
Bad debt expense	26,359	5,723	32,082
Computer	1,102	11,446	30,753
Insurance	32,503	17,896	50,747
Office and related	37,265	46,714	130,605
Payroll and related	292,192	221,624	889,488
Professional fees	14,965	31,695	336,049
Research and development	1,136	9,960	29,688
Telephone	16,356	20,738	96,772
Travel and entertainment	6,012	12,980	55,654
Total expense	490,156	449,937	1,957,064

Income (loss) before other expense	(221,267)	(364,184)	(1,174,982)

Other income (expense):
Interest income	1,937	28,091	44,063
Interest expense	(21)	(6,672)	(96,575)
Loss on investment in joint venture	(1,219)	(628)	(1,847)
Loss on investment	-	(2,500)	(2,500)
Inventory write down	-	(15,000)	(27,076)
Total other income (expense)	697	3,291	(83,935)

Income (loss) before income taxes	(220,570)	(360,893)	(1,258,917)
Income tax benefit (expense)	-	-	-
Net income (loss) before comprehensive income (loss)	(220,570)	(360,893)	(1,258,917)
Comprehensive income (loss)	-	-	-
Comprehensive income (loss)	$ (220,570)	$ (360,893)	$(1,258,917)
Basic earnings (loss) per share	$ (.06)	$ (.10)	$ (.45)
Weighted average number of shares outstanding	3,601,690	3,545,653	2,815,025

Section 4 Statement of Stockholders Equity (Deficit)

TABLE TRAC, INC.
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock Number of Shares	Preferred Stock Amount	Common Stock Number of Shares	Common Stock Amount	Subscriptions Receivable	Deficit During Development Stage	Total
Founders stock	-	$ -	1,660,500	$ 1,070	$ (170)	$ -	$ 900
Shares issued for technology rights	-	-	82,000	40	-	-	40
Shares issued to debenture holders	-	-	205,000	100	-	-	100
Stock issued for legal services and organization costs	-	-	102,500	2,050	-	-	2,050
1995 net loss	-	-	-	-	-	(70,942)	(70,942)

Balance at December 31, 1995	-	-	2,050,000	3,260	(170)	(70,942)	(67,852)
Collection of subscription receivable	-	-	-	-	170	-	170
Shares issued to promissory note holders	-	-	2,500	5,000	-	-	5,000
Proceeds from stock sales in 1996	-	-	353,999	146,894	-	-	146,894
1996 net loss	-	-	-	-	-	(130,850)	(130,850)
	-	-	2,406,499	155,154	-	(201,792)	(46,638)

Proceeds from stock sales in January 1997 and February 1997	-	-	40,000	80,000	-	-	80,000
Shares issued for services in May 1997	-	-	91,500	56,250	-	-	56,250
Shares issued in lieu of interest on notes payable - stockholders in May 1997	-	-	25,000	50,000	-	-	50,000
1997 net loss	-	-	-	-	-	(159,681)	(159,681)

Balance at December 31, 1997	-	-	2,562,999	341,404	-	(361,473)	(20,069)

Shares issued part of bridge financing in December 1998	-	-	18,000	18,000	-	-	18,000
1998 net loss	-	-	-	-	-	(30,195)	(30,195)

Balance at December 31, 1998	-	-	2,580,999	359,404	-	(391,668)	(32,264)

Common stock issued part of bridge financing in January 1999	-	-	12,000	6,000	-	-	6,000
Common stock issued under 504D offering April 1999 to August 1999, net of offering expenses of $63,745	-	-	269,363	209,299	-	-	209,299
1999 net loss	-	-	-	-	-	(139,197)	(139,197)

Balance at December 31, 1999	-	-	2,862,362	574,703	-	(530,865)	43,838

Conversion of notes payable - stockholders to common stock at $.50 per share	-	-	145,000	72,500	-	-	72,500
Issuance of common stock for services at $.625 to $1.00 per share	-	-	9,790	7,806	-	-	7,806
Conversion of notes payable and debentures to common stock at $1.00 per share, net of loan costs of $9,833	-	-	175,000	165,167	-	-	165,167
Issuance of common stock at $1.50 per share, net of offering costs of $81,121	-	-	341,667	431,379	-	-	431,379
2000 net loss	-	-	-	-	-	(146,589)	(146,589)

Balance at December 31, 2000	-	-	3,533,819	1,251,555	-	(677,454)	574,101
Issuance of common stock for services at $.33 to $.45 per share	-	-	62,606	21,963	-	-	21,963
2001 net loss	-	-	-	-	-	(360,893)	(360,893)

Balance at December 31, 2001	-	-	3,596,425	1,273,518	-	(1,038,347)	235,171
Issuance of common stock for services at $.23 per share	-	-	22,609	5,200	-	-	5,200
Issuance of preferred stock at $1 per share less offering costs of $1,680	5,000	3,320	-	-	-	-	3,320
2002 net loss	-	-	-	-	-	(220,570)	(220,570)

Balance at December 31, 2002	5,000	$ 3,320	3,619,034	$1,278,718	$ -	$(1,258,917)	$ 23,121

Section 5 Statements of Cash Flows

TABLE TRAC, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash

	Year Ended December 31, 2002	Year Ended December 31, 2001	Inception (June 27, 1995) To December 31, 2002
Cash flows from operating activities:
Net loss	$(220,570)	$(360,893)	$(1,258,917)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	1,365	1,365	32,351
Allowance for doubtful accounts	26,359	-	26,359
Inventory valuation allowance	-	15,000	15,000
Losses on investments	1,219	3,128	4,347
Stock issued for services	5,200	21,963	92,329
Stock issued for interest	-	-	55,000
Accounts receivable	9,049	(4,269)	(37,325)
Prepaid expenses	280	(280)	-
Inventory	10,649	(9,324)	(15,674)
Accounts payable	5,743	(21,031)	5,773
Accrued payroll and related	(128)	3,220	7,625
Net cash flows from operating activities	(160,834)	(351,121)	(1,073,132)

Cash flows from investing activities:
Purchases of furniture and equipment	-	-	(22,731)
Purchases of certificates of deposit, net	108,337	295,173	(5,637)
Incurrence of patent costs	-	-	(23,971)
Incurrence of loan costs	-	-	(3,772)
Purchase of investment, net	3,153	(5,000)	(4,347)
Net cash flows from investing activities	111,490	290,173	(60,458)

Cash flows from financing activities:
Proceeds from common stock, net	-	-	892,742
Proceeds from preferred stock, net	3,320	-	3,320
Proceeds from notes payable - stockholders	-	-	50,000
Proceeds from debentures payable - stockholders, net	-	-	215,167
Repayments on debentures payable - stockholders	-	-	(27,500)
Net cash flows from financing activities	3,320	-	1,133,729`

Increase (decrease) in cash	(46,024)	(60,948)	139

Cash - beginning of period	46,163	107,111	-

Cash - end of period	$ 139	$ 46,163	$ 139

Section 6 Notes to Financial Statements

1. Summary of Significant Accounting Policies and Other Information

Company

Table Trac, Inc. was formed under the laws of the State of Nevada in June 1995. The Corporation has its offices in Minnetonka, Minnesota. The Company has developed and is beginning the commercialization of an information and management system that automates various aspects of the operations of casino table games, Table Trac™.

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

Depreciation expense was $-0- in 2002 and 2001 and $22,731 from inception to December 31, 2002.

Cash Equivalents

Investment instruments purchased with a maturity of three months or less are considered to be cash equivalents. Certificates of deposit and other securities with original maturities over three months are classified as short term investments. At December 31, 2002 and 2001 there were no cash equivalents.

Investments

Certificates of Deposit

Certificates of deposit are classified as held-to-maturity securities. These securities are reflected at cost plus accrued interest in the accompanying financial statements. Cost plus accrued interest approximates fair market value. This certificate matures in February 2003.

Investment - Joint Venture

The Company accounted for its 50% interest in Globaltrac, LLC using the equity method. Although a market value is not readily determinable, management believed the carrying value of this investment exceeded its fair value. Accordingly, management wrote-down this investment at December 31, 2002. See Note 3.

Investment - Limited Liability Company

The investment was a .645% interest in a limited liability company and was recorded at historical cost of $2,500. Although a market value is not readily determinable, management believed the carrying value of this investment exceeded its fair value. Accordingly, management wrote-down this investment at December 31, 2001.

Intangible Asset

In March 1999, the Company received patent number 5,957,776 relating to its table game control system. Management feels strongly that the extent of the patent will enable the Company to adequately protect its technology. Expenses incurred in obtaining this patent are carried at cost and are being amortized over seventeen years using the straight-line method.

Stock-Based Consideration

The Company has applied the fair value-based method of accounting for employee and nonemployee stock-based consideration and/or compensation in accordance with FASB Statement 123 (based on quoted market prices at the date of grant and/or as earned).

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

The Company’s net operating loss carryforwards are fully allowed for at December 31, 2002 and 2001. See Note 10.

Prior to 1999 the Company was treated as a Subchapter S corporation whereby revenues and expenses flow through to stockholders for inclusion on their individual returns. Accordingly, no income tax provision was provided in the Company’s financial statements through December 31, 1998.

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

Three major customers comprise 98% of the Company’s revenues from installation and licensing fees from installations of the Company’s Table Trac™ system in 2002. Two major customers comprise 87% of the Company’s revenues from installation and licensing fees from installations of the Company’s Table Trac™ system in 2001. From inception, three major customers have accounted for 90% of the Company’s revenues.

The estimated loss that management believes is probable is included in the allowance for doubtful accounts. While the ultimate loss may differ, management believes that any additional loss will not have a material impact on the Company’s financial position. Due to uncertainties in the collection process, however, it is at least reasonably possible that management’s estimate of the outcome will change during the next year. That amount cannot be estimated.

Accounts Receivable - Stockholders

Accounts receivable - stockholders consists of amounts advanced to the Company’s President, its chief financial officer (CFO), and its sales manager. These amounts are non interest bearing, unsecured, and due on demand. The Company has been receiving regular repayments through both direct repayment and payroll deductions. In 2003, the Company was forced to terminate its CFO and suspend commission advances to its sales manager. In addition, in 2002 the President’s salary is being accrued, but he is currently not being paid (See Note 2). For these reasons the Company allowed for $26,359 of these receivables at December 31, 2002. While the ultimate amount collectible may differ, management believes that any variance will not have a material impact on the Company’s financial position. Due to uncertainties in the collection process, however, it is at least reasonably possible that management’s estimate of the collectibility will change during the next year. That amount cannot be estimated.

Inventory

Inventory is recorded at the lower of cost (determined on a first-in, first-out basis) or market. Inventory levels significantly exceed the Company’s current requirements. In 2001 the estimated loss that management believes is probable was included in the inventory valuation allowance. Due to uncertainties, however, it is at least reasonably possible that management’s estimate will change during the next year. That amount cannot be estimated.

Competition

The Company is unaware of any other companies actively pursuing a competing table top system for table games management/accounting. Table Trac’s system performs management/accounting functions as well as other valuable functions for the casino, including table games Player Rating functions. The Company is aware of several competitors offering automation solutions for table games Player Rating. The Company is confident that its Player Rating solution is equal to any currently being offered by its competitors; however, some of the Company’s competitors may have substantially greater resources than the Company.

Supplier Concentration

The Company maintains one relationship for manufacture of Table Trac units. The Company is aware of other local electronic manufacturers offering equivalent manufacturing capability whose services the Company could readily hire if this primary supplier fails.

Long-Lives Assets

In accordance with SFAS 121, Accounting For The Impairment Of Long- Lived Assets And For Long-Lived Assets To Be Disposed Of, the Company reviews its long-lived assets and intangibles related to those assets periodically to determine potential impairment by comparing the carrying value of the long-lived assets outstanding with estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles. To date, management has determined that no impairment of long-lived assets exists.

Comprehensive Income

SFAS No. 130 establishes standards for the reporting and disclosure of comprehensive income and its components which will be presented in association with the company’s financial statements. Comprehensive income is defined as the change in a business enterprise’s equity during a period arising from transactions, events or circumstances relating to nonowner sources, such as foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities. It includes all changes in equity during a period except those resulting from investments by or distributions to owners. For the years ended December 31, 2002, 2001 and inception to December 31, 2002 and 2001, net income and comprehensive income were equivalent.

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

Reclassification

Certain reclassifications have been made to 2001 and the inception to date information to conform to the 2002 presentation. These reclassifications had no income effect.

2. Going Concern/Development Stage Company

From inception to December 31, 2002, the Company is deemed to be in the development stage. To date the Company has devoted the majority of its efforts to: raising capital; research and development and patenting of its Table Trac™ system; establishing sources of supply; and developing markets. Planned principal operations have commenced, but there have not been significant revenues from installation and licensing fees from the Table Trac™ system to date.

The Company incurred a net loss of $220,570 in 2002, $360,893 in 2001 and has incurred net losses of $1,258,917 inception to date. These losses raise substantial doubts about the Company’s ability to continue as a going concern without additional debt or equity financing. At December 31, 2002, the Company had $139 in cash. The certificate of deposit at December 31, 2002, has been assigned as security on the Company’s office lease and is not available for working capital needs (see Note 4). In January 2003, the Company terminated three employees and implemented other cost cutting measures. These cost savings allow the Company to breakeven at its current revenue levels. Although not actively pursuing debt or equity financing at this time, the Company may need additional monies in the future. Ultimately the Company feels it will be able to: expand its casino customer base; install and license its Table Trac™ system; and achieve profitable operations and thereby realize assets and settle obligations in the normal course of operations. No estimate can be made of the range of loss that is reasonably possible should the Company be unsuccessful

3. Related Party Transactions

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

Investment - Joint Venture

In July 2001, the Company and Global Payment Technologies, Inc. (Global) (NASDAQ:GPTX) formed a 50:50 joint venture, Globaltrac, LLC (Globaltrac). Globaltrac was to manufacture a new product, Centurion. The Company and Global were each to have the right to distribute and sell Centurion. These agreements also gave Global the exclusive right to sell the Company’s casino management system product outside of the United States and Canada, subject to minimum sales requirements.

The Company had sales of $2,852 in 2002 and $1,265 in 2001 to Globaltrac.

At December 31, 2002, Globaltrac was all but inactive. At December 31, 2002, the Company wrote off its remaining investment of $1,219 in Globaltrac.

In 2003, the Company has had conversations with Global about resuscitating Globaltrac. These conversations have been very preliminary and their ultimate success can not be determined at this time.

4. Lease

The Company leases its office facilities under an operating lease expiring in November 2003. This lease is secured by a pledge of the Company’s certificate of deposit ($5,637 at December 31, 2002). Future minimum lease payments are as follows: 2003 $ 26,400

Rent expense was $28,050 in 2002 and $27,858 in 2001, and $58,326 from inception to December 31, 2002.

5. Stockholders’ Equity

Preferred Stock

In 2002, the Company attempted to raise monies through the sale of preferred stock. Only one unit of $5,000 was sold under this offering. These proceeds are presented net of offering costs of $1,680 in the accompanying financial statements.

The preferred stock is convertible to capital stock. One share of common stock for one share of preferred stock. The preferred shares have preference over capital stock only in the liquidation of the corporation. The preferred shares get a stock dividend of one share of capital stock for every 5 shares of preferred stock.

Stock Options and Warrants

In October 2001 the Company implemented an Employee Stock Incentive Plan. This plan provides for the issuance of options to employees to purchase shares of the Company’s common stock at an exercise price at least equal to the fair value of the Company’s common stock at the grant date. These options are exercisable for a period of six years from the date of grant. The Company has reserved 1,000,000 shares of its common stock for potential issuance under this plan.

The Company has issued options and warrants to various parties as follows:

Nature of Grant	Number of Shares	Exercise Price Per Share	Option Period
Employee stock incentive plan	25,000	$.22	5/02 to 5/07
Bridge financing incentive	6,000	$1.25	12/98 to 12/03
Underwriter compensation	28,186	$1.25	7/99 to 7/04
Underwriter compensation	34,167	$1.65	11/00 to 11/03
Severance package	50,000	$ .30	9/01 to 9/04
Balance December 31, 2002	118,353	$ .30 to $1.65	12/98 to 5/07

The Company has reserved shares of its common stock in the event these options and warrants are exercised.

6. Marketing Rights

In February 1999, the Company entered into an agreement granting individual exclusive world wide marketing rights to the Company’s products provided this individual met performance goals as outlined in the agreement. In Septemer 2001, the Company entered into an agreement to terminate these marketing rights. As a part of this termination agreement the Company did agree to pay this individual a 5% commission on gross sales from a particular potential customer through July 31, 2005. No sales have occurred to date and no commissions have been earned.

7. Supplemental Cash Flow Information

Cash paid during the year for:

	Inception	2002	2001
To Date Interest	$ -	$ 6,672	$ 41,554
Income taxes	$ -	$ -	$ -

Summary of Non Cash Activity:

The Company issued 82,000 shares of additional founders’ common stock for technology valued at $40.

The Company issued 102,500 shares of common stock for legal fees and organizational fees valued at $2,050.

Inception to December 31, 2001, the Company has issued 27,500 shares of common stock in lieu of interest on the notes payable stockholders. Interest expense of $55,000 was recorded relating to these issuances.

Inception to December 31, 2002, the Company has issued 289,005 shares of common stock in lieu of compensation for salaries and services. Expense of $92,329 was recorded relating to these issuances. $1,025 was capitalized and subsequently amortized.

$247,500 in indebtedness was converted to common stock in 2000. These conversions are reflected net of unamortized loan costs of $9,833 in the accompanying financial statements.

8. Income Taxes

The Company was treated as a subchapter S corporation from inception through December 31, 1998. Income taxes for 2002 and 2001 consisted of the following:

	2002	2001
Current:
Federal	$ -	$ -
State	-	-
State minimum fee	-	-
	-	-
Deferred:
Federal	-	-
State	-	-
	-	-
	-----------------	--------------
Income tax benefit (expense)	$ -	$ -

The reconciliation between expected federal income tax rates is as follows:

	2002		2001
	Amount	Percent	Amount	Percent
Expected federal tax	$ (75,000)	(34)%	$(122,700)	(34%)
Surtax exemption	5,800	3	12,500	3
State income tax, net of federal tax benefit	(14,300)	(6)	(23,300)	(6)
Valuation and utilization of net operating loss carryforwards	83,500	37	133,500	37
State minimum fee	-	-	-	-
	$ -	- %	$ -	- %

The Company has fully allowed for its net operating carryforwards as follows:

	2002	2001
Allowance for doubtful accounts	$ 10,000	$ 2,500
Inventory valuation allowance	6,000	6,500
Deferred tax asset relating to net operating loss carryforwards	325,000	335,000
	341,000	344,000
Valuation allowance	(341,000)	(344,000)
Deferred tax asset	$ -	$ -

At December 31, 2002, the Company has carryforwards available to offset future taxable income as follows:

	Federal	State
2014	$ 137,000	$ 137,000
2015	141,000	141,000
2016	340,000	340,000
2017	194,000	194,000
	$ 812,000	$ 812,000