Form 10QSB
period 2003-03-31
TABLE TRAC INC
filed 2003-05-15
CIK 1090396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to _____________

Commission File Number 0-28383

Table Trac, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada - - - - - - - - - - - - - - - - - - - - - - - -- - - - - - - - - - - - 88-0336568
(State or other jurisdiction of Incorporation or organization) -- - -(IRS Employer Identification No.)

4625 County Rd 101,
Suite 202 Minnetonka,
Minnesota 55345
(Address of principal executive offices)

(952) 548-8877
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

Yes X No --

3,619,034 Shares Of Common Stock were outstanding as of March 31, 2003

Table Trac, Inc.

I N D E X
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Balance Sheets as of March 31, 2003 and December 31, 2002
Statements of Operations for the three months ended March 31, 2003 and 2002
Statements of Cash Flows for the three months ended March 31, 2003 and 2002
Selected Notes to Financial Statements
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES

Part I. FINANCIAL INFORMATION

Item I. FINANCIAL STATEMENTS

Table Trac, Inc.
(A Development Stage Company)
Balance Sheet
(Unaudited)

				Mar 31, '03	Dec 31, '02
ASSETS
	Current Assets
		Total Checking/Savings		(-2811)	139
		Certificates of deposit		5692	5637
		Total Accounts Receivable		18,290	9,966
		Total Other Current Assets		678	1674
	Total Current Assets			$21,849	$17,416
	Total Fixed Assets			0	0
	Total Other Assets			18.762	19,103
TOTAL ASSETS				$40,611	$36,519
LIABILITIES & EQUITY
	Liabilities
		Current Liabilities
			Total Accounts Payable	8,758	5,655
			Total Other Current Liabilities	9,018	7,625
		Total Current Liabilities		17,776	13,398
	Total Liabilities			$17,776	$13,398
	Equity
		Capital Stock		1,278,718	1,278,718
		Preferred A Stock		3,320	3,320
		Retained Earnings		(1,258,917)	(1,038,347)
		Net Income		(-286)	(220,570)
	Total Equity			$22,835	$23,121
TOTAL LIABILITIES & EQUITY				$40,611	$36,519

Table Trac, Inc.
(A Development Stage Company)
Statements Of Operations
(Unaudited)

		Three Months Ending
		Jan - Mar '03	Jan - Mar '02
Ordinary Income/Expense
	Total Income	43,307	30,354
	Total COGS	853	1,816
	Gross Profit	$42,454	$28,538
	Total Operating Expense	42,796	108,335
Net Ordinary Income		$(-342)	$(79,797)
Other Income/Expense
	Interest Income	58	1,369
Net Income Before Taxes		$(-286)	$(78,428)
Income Taxes		-0-	-0-
Net Income (Loss)		$(-286)	$(78,428)
Income (Loss) per Share		(0.0000)	(0.0217)
Income/(Loss) Per Common Share Assuming Dilution		(0.0000)	(0.0217)
Weighted Average Outstanding Shares		3,619,034	3,596,425

Table Trac, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			Jan - Mar '03	Jan - Mar '02
OPERATING ACTIVITIES
	Net Income		(-286)	(78,428)
	Adjustments to reconcile Net Income to net cash provided by operations:
		Accounts Receivable	(8,324)	835
		Inventory	(4)	353
		Loans To Shareholders	1,000	595
		Prepaid Expenses	0	280
		Accounts Payable	3049	12
		Payroll Liabilities	5421	(264)
		Payroll tax Liabilities	(4092)	-0-
Net cash provided by Operating Activities			$(3,236)	$(76.617)
INVESTING ACTIVITIES
	Other Assets:Patents:Amoritization expense of Patent		341	341
Net cash provided by Investing Activities			341	341
	Net cash increase for period		$(2,895)	$(76,276)
	Cash at beginning of period		5,720	160,037
Cash at end of period			$2,825	$83,761

Table Trac, Inc.
(A Development Stage Company)
SELECTED NOTES TO FINANCIAL STATEMENTS
March 31, 2003

Note 1. Condensed Financial Statements:

The condensed balance sheet as of March 31, 2003, the statement of operations for the periods ended March 31, 2003 and 2002, and the condensed statement of cash flows for the periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at March 31, 2003 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for the period ended March 31, 2003 are not necessarily indicative of the operating results for the full year.

Note 2. Revenue Recognition: Revenues are recorded at the time of shipment of products or performance of services. Monthly license fees are recorded over the lives of the respective contracts or as earned.

Note 3. Customer Concentration: Five major customers comprised 95% of the Company's revenues from installation and licensing fees from the installation of the Company's Table Trac(TM) system through March 2003.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview:

Table Trac, Inc.'s patented real-time management system product automates and monitors the operations of casino table games (blackjack, craps, etc.) The Table Trac(TM) system (patent number 5,957,776) is available for an installation and monthly license fee from the Company. The system is operating in 5 midwest casinos. With the system developed, site tested and commercial viability established, the Company has turned its focus to sales and marketing.

Results of Operations:

Revenues in the quarter ended March 31 increased to $42,307 in 2003 from $30,224 in 2002. There were increased license and maintenance fees and increased programming fees in 2002 to account for the difference. All of the Company's revenues from installation and licensing fees from the installation of the Company's Table Trac(TM) system were from seven customers through March 2003. Costs of sales in the quarter ended March 31 decreased in 2003 to $853 from $1,258 in 2002 as a result of decresed hardware component sales in 2003. Operating expenses in the quarter ended March 31 substantially reduced in 2003, to $42,796 from $107,845. The major changes were decreased payroll and decreased employee benefit expenses in 2003 compared to 2002. The result was that there was a substantially reduced net loss of ($286) in the first quarter 2003 compared to a net loss of $77,510 in the first quarter 2002. The net loss per share was $.0000 in the first quarter 2003 compared to a net loss per share of $.0217 in the first quarter 2002.

Liquidity and Capital Resources:

The Company feels that monies provided from current revenues will be sufficient to meet operating needs during the next three-month period. The Company will continue to look for additional installations, but there can be no assurances that the Company will be successful in its efforts.

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

Item 6. Exhibits and Reports on Form 8-K (b) One report on Form 8-K was filed during the three months ended March 31, 2003.

SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Table Trac, Inc.
Date April 24, 2003
By: /s/ Chad Hoehne
President CEO

CERTIFICATION PURSUANT TO 18 U.S.C.ss.1350 In connection with the Quarterly Report of Table Trac, Inc. (the "Company") on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities listed below, hereby certifies, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that: (i) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (ii) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

April 24, 2003
By /s/ Chad Hoehne
President, CEO & Officer