Form 10QSB
period 2003-06-30
TABLE TRAC INC
filed 2003-08-27
CIK 1090396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Yes X No --

3,619,034 Shares Of Common Stock were outstanding as of June 30, 2003

Table Trac, Inc.

I N D E X
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Balance Sheets as of June 30, 2003 and December 31, 2002
Statements of Operations for the three months and 6 months ended June 30, 2003 and 2002
Statements of Cash Flows for the six months ended June 30, 2003 and 2002
Selected Notes to Financial Statements
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES

Part I. FINANCIAL INFORMATION

Item I. FINANCIAL STATEMENTS

Table Trac, Inc.
(A Development Stage Company)
Balance Sheet
(Unaudited)

				June 30, '03	Dec 31, '02
ASSETS
	Current Assets
		Total Checking/Savings		7,438	139
		Certificates of deposit		5,781	5637
		Total Accounts Receivable		12,639	9,966
		Total Other Current Assets		678	1674
	Total Current Assets			$26,536	$17,416
	Total Fixed Assets			0	0
	Total Other Assets			18.421	19,103
TOTAL ASSETS				$44,957	$36,519
LIABILITIES & EQUITY
	Liabilities
		Current Liabilities
			Total Accounts Payable	7,136	5,773
			Total Other Current Liabilities	8,610	7,625
		Total Current Liabilities		15,746	13,398
		Long Term Liabilities
			Convertible Notes Payable	12,000	-0-
			Total Long Term Liabilities	$12,000	-0-
	Total Liabilities			$27,746	$13,398
	Equity
		Capital Stock		1,278,718	1,278,718
		Preferred A Stock		3,320	3,320
		Retained Earnings		(1,258,917)	(1,038,347)
		Net Income (Loss)		(5910)	(220,570)
	Total Equity			$17,211	$23,121
TOTAL LIABILITIES & EQUITY				$44,957	$36,519

Table Trac, Inc.
(A Development Stage Company)
Statements Of Operations
(Unaudited)

		Three Months Ending		Six Months Ending
		June 30 '03	June 30 '02	June 30 `03	June 30 `02
Ordinary Income/Expense
	Total Income	37,771	126,397	81,077	156,751
	Total COGS	-0-	14,018	853	15,834
	Gross Profit	$37,771	$112,379	$80,223	$140,917
	Total Operating Expense	43,484	103,001	86,280	211,336
Net Ordinary Income		$(5,713)	$9,378	$(6,056)	$(70,419)
Other Income/Expense
	Interest Income	89	262	146	1,631
Net Income Before Taxes		$(5,624)	$9,640	$(5,910)	$(68,788)
Income Taxes		-0-	-0-	-0-	-0-
Net Income (Loss)		$(5,624)	$9,640	$(5,910)	$(68,788)
Income (Loss) per Share		(0.0015)	0.0026	(0.0016)	(0.0191)
Income/(Loss) Per Common Share Assuming Dilution		(0.0015)	0.0026	(0.0016)	(0.0191)
Weighted Average Outstanding Shares		3,619,034	3,596,425	3,619,034	3,596,425

Table Trac, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			6 Months Ended June 30 `03	6 Months Ended June 30 `02
OPERATING ACTIVITIES
	Net Income		$(5,910)	(68,788)
	Adjustments to reconcile Net Income to net cash provided by operations:
		Accounts Receivable	(2,673)	(75,258)
		Inventory	(4)	(3,023)
		Loans To Shareholders	1,000	4,659
		Prepaid Expenses	0	280
		Accounts Payable	1418	12,347
		Payroll Liabilities	2419	1,042
		Payroll tax Liabilities	(1,434)	-0-
		Patents:Amoritization	683	682
Net cash provided by Operating Activities			$(4,501)	$(128,741)
FINANCING ACTIVITIES
	Net cash proided by Financing Act.		12,000	-0-
	Net cash increase for period		$7,499	$(128,059)
	Cash at beginning of period		5,720	160,037
Cash at end of period			$13,219	$31,978

Table Trac, Inc.
(A Development Stage Company)
SELECTED NOTES TO FINANCIAL STATEMENTS
June 30, 2003

Note 1. Condensed Financial Statements:

The condensed balance sheet as of June 30, 2003, the statement of operations for the periods ended June, 2003 and 2002, and the condensed statement of cash flows for the periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at June 30, 2003 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for the period ended June 30, 2003 are not necessarily indicative of the operating results for the full year.

Note 2. Revenue Recognition: Revenues are recorded at the time of shipment of products or performance of services. Monthly license fees are recorded over the lives of the respective contracts or as earned.

Note 3. Customer Concentration: Five major customers comprised 95% of the Company's revenues from installation and licensing fees from the installation of the Company's Table Trac(TM) system through June 30 2003.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview:

Table Trac, Inc.'s patented real-time management system product automates and monitors the operations of casino table games (blackjack, craps, etc.) The Table Trac(TM) system (patent number 5,957,776) is available for an installation and monthly license fee from the Company. The system is operating in 5 midwest casinos. With the system developed, site tested and commercial viability established, the Company has turned its focus to sales and marketing as wells as development of complimentary products such as Self Service Kiosks.

Results of Operations:

Revenues in the quarter ended June 30, 2003 of $37,771 are lower than the $126,397 posted in 2002. Although license and maintenance fees increased in 2003, a system sale in 2002 accounts for the difference. All of the Company's revenues from installation and licensing fees from the installation of the Company's Table Trac(TM) system were from seven customers through June 2003. Costs of sales in the quarter ended June 30 decreased in 2003 to $-0- from $14,018 in 2002 as none of the 2003 revenues were the result of hardware sales. Operating expenses in the quarter ended June 30 substantially reduced in 2003, to $41,924 from $103,001. The major changes were decreased payroll and decreased employee benefit expenses in 2003 compared to 2002. The result was that there was a net loss of ($-4,064) in the second quarter 2003 compared to a net gain of $9,640 in the second quarter 2002. The net loss per share was $(-0.0011) in the second quarter 2003 compared to a net gain per share of $0.0026 in the second quarter 2002.

Liquidity and Capital Resources:

The Company recieved a bridge loan of $12,000 from Emergent Financial which will convert to stock at not less than $0.08. The company presently has no plans to offer furhter notes or other securities. The Company's current operations are supported using the monies provided from current contracts. The Company continues to pursue opportunities for additional installations, but there can be no assurances that the Company will be successful in its efforts.

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

Item 6. Exhibits and Reports on Form 8-K (b) One report on Form 8-K was filed subsequent to the three months ended June 30, 2003, but prior to the filing of this 10Q, on August 11th.

SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Table Trac, Inc.
Date August 27, 2003
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

Date: Aug 27, 2003
Signed: /s/Chad Hoehne
Name Chad Hoehne
Title: Chief Executive Officer and principal financial officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 I, Chad Hoehne, the Chief Executive Officer and principal financial officer of Table Trac, Inc. (the "Company") in compliance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, hereby certify that, the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: Aug. 27, 2003
Signed: /s/Chad Hoehne
Name Chad Hoehne
Title: Chief Executive Officer and principal financial officer