Form 10KSB
period 2003-12-31
TABLE TRAC INC
filed 2004-04-07
CIK 1090396

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003
Commission File No. 0-28383

TABLE TRAC, INC.
(Exact name of registrant as specified in its charter)

Nevada -----------------------------------------------------88-0336568
(State or other jurisdiction --------------------------------(IRS Employer Identification No.)
of Incorporation or Organization) - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

15612 Highway 7, Suite 250
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

Yes X NO___

The aggregate market value of the voting stock held by non-affiliates of the Registrant on December 31, 2003, based on the average bid ($0.19) and asked prices ($0.19) of Common Stock in the over-the-counter market on that date was $451,807.

3,831,534 shares of Registrant's Common Stock, no par value were outstanding on December 31, 2003, prior to the effectiveness of the latest practicable date.

DOCUMENTS INCORPORATED BY REFERENCE
None.

CONTENTS

PART I

Item 1 BUSINESS

Item 2. PROPERTY

Item 3. LEGAL PROCEEDINGS

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Item 8. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Item 8A. CONTROLS AND PROCEDURES

PART III

Item 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Item 10. EXECUTIVE COMPENSATION

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PART IV

Item 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

FORWARD LOOKING STATEMENTS

In this annual report references to "the Company" "we," "us," and "our" refer to Table Trac, Inc.

This annual report contains certain forward-looking statements and for this purpose any statements contained in this annual report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within the Company's control. These factors include but are not limited to economic conditions generally and in the markets in which the Company may participate;competition within the Company's chosen industry, including competition from much larger competitors; technological advances and failure by the Company to successfully develop business relationships.

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

The Company has also developed related systems for casino management including promotions administration and delivery systems, self service customer kiosks, marketing analysis, vault operations module for chip banks, all of which are in use at its customer's facilities.

Table Trac sells Unix-based server systems on Linux, serving PC based graphical user interfaces, ODBC database access for desktop applications, and a SQL database server for complex marketing analysis.

The heart of the system is the patented (U.S. patent # 5,957,776) table top hardware design which gathers table drop, inventories, dealer, floor manager, player, security and drop box information using a dealer-activated keypad, and on-table magnetic card reader. The dealer depresses various keys that each corresponds with the various denominations of bills being dropped into the Drop box, and swipes his or player's magnetic cards to verify and identify individuals involved in transactions. The use and operation of Table Trac does not alter either the pace or routine of the game, which is important to both management and customers.

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

With over 8 years of on-table experience, Table Trac is a simple reliable solution for casinos looking to improve the accountability of their table games operations, and a key means to secure detailed transactional records to satisfy casinos regulators and investors.

TABLE TRAC INSTALLATIONS

Table Trac currently is installed and has contracts with 7 casinos in Minnesota and Wisconsin.

AVAILABILITY OF TABLE TRAC

Table Trac is available for an installation and monthly license fee from the Company for casinos with a minimum number of tables. System sales includes installation, custom system configuration, and training. License and technical support are provided under annual service contract. Custom screens and reports will be designed, if requested by the casino, at additional cost.

MANUFACTURING CAPABILITIES

The Company manufactures its own Table Trac units. The Company is aware of other local electronic manufacturers offering equivalent manufacturing capability whose services the Company could readily hire as needed.

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

Employees

As of December 31, 2003 the Company had three full-time employees.

Competition

The Company is unaware of any other systems that compete directly with the table games management and "on table" table player tracking and game management that the Table Trac system offers. Others offer substantially the same functions for Player tracking in various forms, primarily as "off Table" functions performed at the pit podium. The Company is aware of two companies pursuing a technology which automates player ratings completely. If successfully completed, the company does not expect these systems to compete with Table Trac's solution in the markets it pursues due to a prohibitive product cost that is projected. The Company is aware of other "players club' systems that compete. These companies have greater resources than the company.

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

Item 2. - PROPERTY

Table Trac's operations are headquartered in Minnetonka, Minnesota. The Company lease for its facility expires in November 2005 and requires monthly payments of $1,200.

Item 3. - LEGAL PROCEEDINGS

None

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

Item 5. - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock has been traded since July 17, 2000 on the OTC Bulletin Board, before that time there was no activity.

Price per Share Calendar Year 2002	High	Low
First Quarter	$0.45	$0.10
Second Quarter	$0.55	$0.30
Third Quarter	$0.33	$0.16
Fourth Quarter	$0.25	$0.14

Price per Share Calendar Year 2003	High	Low
First Quarter	$0.10	$0.05
Second Quarter	$0.10	$0.05
Third Quarter	$0.10	$0.05
Fourth Quarter	$0.19	$0.05

There are more than 70 holders of record of the common stock of the Company. There have never been any dividends, cash or otherwise, paid on the common shares of the Company.

RECENT SALE OF UNREGISTERED SECURITIES

The following discussion describes all securities sold by us during the past year without registration. On October 30, 2003, our board of directors authorized the issuance of an aggregate of 150,000 common shares for $12,000 to outside investors. We relied on an exemption from the registration requirements of the Securities Act for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

Item 6. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Fiscal Years Ended December 31, Income Statement Data	2003	2002
Net Sales	$ 183,921	$ 309,231
Net Income (loss)	$(96,718)	$(220,570)
Per Share Data Net Income (loss)	$(0.02)	$(0.06)

As of December 31, Balance Sheet Data	2003	2002
Total Assets	$ 42,961	$ 36,519
Total Liabilities	$ 96,294	$ 13,398
Stockholders' Equity (Deficit)	($ 53,333)	$ 23,120

$88,583 of the $96,294 total liabilities is is in the form of deffered revenue from cash deposits receieved for new sales contracts begun in the 4th quarter.

With contracts totaling $280,000 secured in the 4th quarter, the 4th quarter and 2003 are by far the companies best performance since inception. The Company secured contracts and received deposits for five new systems and completed the installation of one of the systems in December 2003. We anticipate the remaining four new systems will be installed and reconginzed in the first quarter of 2004.

The record activity and new users of the system have increased the number of casinos that are requesting information and quotes, indicating that the increased sales trend established in the fourth quarter of 2003 may continue into 2004. No assurance can be given that this increase in inquiries will result in sales.

Results of Operations YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002.

Revenues decreased in 2003 to $183,921 from $309,230 in 2002. The decrease in revenues was the result of decrease system installations in 2003. At December 31, 2003 the company had a backlog of contracts for system sales of $221,457 and $88,583 in deferred revenue as a result of four system sales in which we received deposits on in the fourth quarter of 2003 and which we will complete installation in the first quarter of 2004.

Costs of sales decreased in 2003 to $13,524 from $40,342 in 2002 as a result of decreased system installations.

Operating expenses were dramatically decreased from $490,156 in 2002 to $267,329 in 2003. Non cash expenses of $8,264 in FASB Statement 123 expenses for employee stock options granted in 2003 is included in the 2003 expenses. These options were unexercised at December 31, 2003.

As a result our net loss of $96,718 in 2003 decreased 56% compared to our net loss of $220,570 in 2002.

The net loss per share in 2003 was $0.02 compared to a net loss per share in 2002 of $0.06.

Our liabilities as of December 31, 2003 increased as a result of deferred revenue increasing from $0 at December 31, 2002 to $88,583 at December 31, 2003. Deferred revenue represents customers deposits received on signed system installation orders that will be completed in the first quarter of 2004

LIQUIDITY AND CAPITAL RESOURCES

Table Trac, Inc. has historically had more expenses than income in each year of its operations. In 2003 we were able to maintain a positive cash position through system sales, customer deposits and re-occurring license and maintenance fee revenues. This is a departure from its previous years where the company relied on reserves from financing activities.

The Company, is not capital intensive. The basic product of the Company is its computer software developed by its President. All manufacturing is done after an outside manufacturer receives an order, so there is little inventory held by the Company of its product. The Company's personnel do the installation, after an order is received.

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

Item 7. -FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The 2003 and 2002 audited financial statements and audit commentary are attached.

Item 8. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

In our current report dated October 31, 2003, we reported that our independent auditors, Callahan, Johnston & Associates, LLC. choose not to stand for election in 2004, due to their choice to leave public company audits.

In our current report dated March 31, 2004, we reported that we engaged Carver Moquist & Associates, LLC as our independent auditors.

Item 8A. - CONTROLS AND PROCEDURES

Our Chief Executive Officer have reevaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and determined that there continued to be no significant deficiencies in these procedures. Also, there were no changes made or corrective actions to be taken related to our internal control over financial reporting.

PART III

Item 9. - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The executive officers and directors of the Company, with a brief description, are as follows:

Name	Age	Position
Chad B. Hoehne	41	Chairman, President	Mr. Hoehne is the Chairman, President and founder of the Company. He has a BS degree in Business Administration from Mankato State University. Mr. Hoehne was employed by Micro Control Company from 1985 to 1993.
Robert R Siqveland	59	Secretary	Mr. Siqveland is the Director of Marketing and the Corporate Secretary. He was an investment advisor and venture capitalist for twenty-five years. Mr. Siqveland has worked with Table Trac in various capacities for the past six years.
Vic Taucer	49	Director	Mr. Taucer consults for over 200 gaming casinos, primarily in the area of table games, and has over 26 years of experience in the industry. He recently served as director of casino training for the new Paris resort in Las Vegas. Earlier, Taucer was the casino training director and the casino table pit manager at Caesars Palace, and was a casino floor supervisor at the MGM Grand Casino. He is also a Professor of Casino Management for the University & Community College Systems of Nevada.

The directors of the Company are elected annually by the shareholders for a term of one year or until their successors are elected and qualified. The officers serve at the pleasure of the Board of Directors.

Audit Committee Financial Expert

We do not currently have a serving audit committee and, accordingly, we do not have an audit committee financial expert serving on an audit committee.

Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than five percent of our common stock to file initial reports of ownership and reports of changes in ownership of our common stock with the SEC. Officers, directors and ten-percent or greater beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2003, and representations from these reporting persons that no Forms 5 were required.

Code of Ethics

We are in the process of adopting a code of ethics for our principal executive and financial officers. In the meantime, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with appliable governmental laws and regulations.

Item 10. - EXECUTIVE COMPENSATION.

The presidents salay was $77,000 and $85,000 respecively in 2003 and 2002.

All of the company's officers recieve less than $100,000 in total compensation in 2003 and 2002.

Item 11. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

There are presently 3,831,534 shares of the Company's common shares outstanding. The following table sets forth the information as to the ownership of each person who, as of this date, owns of record, or is known by the Company to own beneficially, more than five per cent of the Company's common stock, and the officers and directors of the Company.

Name	Shares of Common Stock	Percent of Ownership
Chad and Sally Hoehne (1)	1,241,100	32%
Robert Siqveland, Director	25,000	0.65%
Vic Taucer, Director	15,000	0.4%
Directors and Officers as a group	1,281,100	33%

Chad Hoehne holds employee stock options in the amount of 125,000 shares.
Robert Siqveland holds employee stock options of 225,000 shares.

(1) Sally Hoehne is the wife of the President of the Company Chad Hoehne.

Securities Authorized Under Equity Compensation Plans

The following table lists the securities authorized for issuance under any equity compensation plans approved by our shareholders and any equity compensation plans not approved by our shareholders. This chart also includes individual compensation arrangements. Descriptions of these plans are provided below.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	492,500	$0.1298	507,500
Equity compensation plans not approved by security holders	- 0 -	- 0 -	- 0 -

Item 12. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None

PART IV

Item 13. - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) Attached are the Financial Statements and Independent Auditor's Report on Examination of Financial Statements for the years ended December 31, 2003 and 2002.

(b) The Company reported the resignation of a director, and the replacement of its auditors on Form 8-K for 2003.

(c) There are no exhibits.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent auditor, Carver Moquist & Associates, LLC, billed an aggregate of $10,500 for the 2003 year for professional services rendered for the audit of our annual financial statements. Caver Moquist & Associates, LLC did not bill us for any audit-related fees, tax fees or other fees for the year then ended.

Our former independent auditor, Callahan, Johnston & Associates, LLC, billed an aggregate of $5,475 for the 2003 year and $5,240 for the 2002 year for professional services rendered for the audit of our annual financial statements and review of the financial statements included in our quarterly reports. Callahan, Johnston & Associates, LLC, did not bill us for any audit-related fees or other fees for the past two fiscal years.

We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. As a result, we do not rely on established pre-approval policies and procedures.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated April 5, 2004

TABLE TRAC, INC.

Table Trac, Inc. ______/s/_Chad B. Hoehne_______________
Chad B. Hoehne, Chief Executive Officer

Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Exhibit 99.1

I, Chad B. Hoehne, certify that:

1. I have reviewed this annual report on Form 10-KSB for the year ended December 31, 2003 of Table Trac, Inc.;

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

Date:

April 5, 2004

Table Trac, Inc. ______/s/_Chad B. Hoehne_______________
Chad B. Hoehne, Chief Executive Officer

TABLE TRAC, INC. CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. 1350)

The undersigned, Chad B. Hoehne, the Chairman and President of Table Trac, Inc. (the "Company") has executed this Certification in connection with the filing with the Securities and Exchange Commission of the Company's amended Annual Report on Form 10-KSB/A for the year ended December 31, 2002 (the "Report"). The undersigned hereby certifies that: · the Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and · the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company. IN WITNESS WHEREOF, the undersigned has executed this Certification as of the 5th day of April 2004.

Table Trac, Inc. ______/s/_Chad B. Hoehne_______________
Chad B. Hoehne, Chief Executive Officer

TABLE TRAC, INC.

FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003 AND 2002

Section 1 Independent Auditors' Reports

CARVER MOQUIST & ASSOCIATES, LLC
Certified Public Accountants and Consultants
INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders
Table Trac, Inc.
Minnetonka, Minnesota

We have audited the accompanying balance sheet of Table Trac, Inc. as of December 31, 2003 and the related statements of operations, stockholders' equity (deficit), and cash flows for the year then ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Table Trac, Inc. as of December 31, 2003, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 2 to the financial statements, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's significant operating losses and working capital deficit raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CARVER MOQUIST & ASSOCIATES, LLC
Minneapolis, Minnesota
March 19, 2004

Letter from previous Auditor with respect to representations of financial data from December 31, 2002

Callahan, Johnston & Associates, LLC
Certified Public Accountants and Consultants
INDEPENDENT AUDITORS' REPORT

To The Board of Directors and Stockholders of Table Trac, Inc. Minnetonka, Minnesota

We have audited the accompanying balance sheets of Table Trac, Inc. as of December 31, 2002, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Table Trac, Inc. as of December 31, 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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
Minneapolis, Minnesota
March 24, 2003

7400 Lyndale Avenue South, Suite 140, Richfield, MN 55423
Telephone: (612)861-0970 Fax: (612)861-5827
Email: cjacallahan@qwest.net

Section 2 Financial Statements: Balance Sheets

TABLE TRAC, INC.

BALANCE SHEETS

	December 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash	$ 16,594	$ 139
Certificates of deposit	0	5,637
Accounts receivable, no allowance for doubtful accounts deemed necessary for 2003 and 2002 respectivley	5,034	9,966
Prepaid expenses	2,400	- 0 -
Total current assets	24,028	15,742

Other assets:
Accounts receivable - stockholders	- 0 -	1,000
Inventory	1,195	674
Patent, net of accumulated amortization of $5,459 in 2003 and $4,094 in 2002	17,738	19,103
Total other assets	18,933	20,777

Total assets	42,961	$ 36,519

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$ 3,868	$ 5,773
Accrued payroll and related	3,843	7,625
Deferred revenue	88,583	- 0 -
Total current liabilities	96,294	13,398

Stockholders’ equity (deficit):
Preferred stock, no par value; 1,000,000 shares authorized; 0 and 5,000 shares issued and outstanding in 2003 and 2002, respectively	- 0 -	3,320
Common stock, no par value; 5,000,000 shares authorized: 3,831,534 and 3,619,034 shares issued and outstanding in 2003 and 2002, respectively	1,302,302	1,278,718
Retained deficit	(1,355,635)	(1,258,917)
Total stockholders’ equity (deficit)	(53,333)	23,121

Total liabilities and stockholders’ equity (deficit)	$ 42,961	$ 36,519

Section 3 Financial Statements: Statement of Operations

TABLE TRAC, INC.

STATEMENTS OF OPERATIONS

	Years Ended
	December 31,	December 31,
	2003	2002
Total revenues	$ 183,921	$ 309,231
Cost of goods sold	13,524	40,342
Gross profit	170,397	268,889

Total operating expenses	266,329	490,156

Operating loss	(95,932)	(221,267)

Other income (expense):
Interest income	191	1,937
Interest expense	(977)	(21)
Loss on investment in joint venture	- 0 -	(1,219)
Total other income (expense)	(786)	697

Income (loss) before income taxes	(96,718)	(220,570)
Income tax benefit (expense)	-	-
Net income (loss) before comprehensive income (loss)	(96,718)	(220,570)
Comprehensive income (loss)	-	-
Comprehensive income (loss)	$ (96,718)	$ (220,570)
Basic earnings (loss) per share	$ (0.026)	$ (0.061)
Weighted average number of shares outstanding	3,654,431	3,601,690

Section 4 Statement of Stockholders Equity (Deficit)

TABLE TRAC, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock Number of Shares	Preferred Stock Amount	Common Stock Number of Shares	Common Stock Amount	Retained Deficit	Total
Balance at December 31, 2001	-	$-	3,596,425	$1,273,518	$(1,038,347)	$235,171
Issuance of common stock for services at $.23 per share	-	-	22,609	5,200	-	5,200
Issuance of preferred stock at $1 per share less offering costs of $1,680	5,000	3,320	-	-	-	3,320
2002 net loss	-	-	-	-	(220,570)	(220,570)

Balance at December 31, 2002	5,000	$ 3,320	3,619,034	$1,278,718	$(1,258,917)	$ 23,121

Conversion of preferred stock into common stock	(5,000)	($3,320)	62,500	3,320

Common stock issued under Private Placement offering April 2003 , at $0.08 per share			150,000	12,000		12,000

Issuance of stock options under Employee Stock Option Incentive plan.				8,264		8,264
2003 Net Loss					$(96,718)	$(96,718)
BALANCES, DECEMBER 31, 2003	-0-	$-0-	3,831,534	$1,302,302	$(1,355,635)	$(53,333)

Section 5 Statements of Cash Flows

TABLE TRAC, INC.

STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash

	Year Ended December 31, 2003	Year Ended December 31, 2002
Cash flows from operating activities:
Net loss	$(96,718)	$(220,570)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	1,365	1,365
Allowance for doubtful accounts	-	26,359
Losses on investments	-	1,219
Stock issued for services	-	5,200
FASB 123 Stock Options Non-cash stock compensation expense	8,264	-
Accounts receivable	4,932	9,049
Prepaid expenses	(2,400)	280
Accounts Receivable Shareholder	1,000	-
Inventory	(521)	10,649
Accounts payable	(1,905)	5,743
Accrued payroll and related	(3,782)	(128)
Deferred revenue	88,583	-
Net cash flows from operating activities	(1,182)	(160,834)

Cash flows from investing activities:
Purchases of certificates of deposit, net	5,637	108,337
Purchase of investment, net	-	3,153
Net cash flows from investing activities	5,637	111,490

Cash flows from financing activities:
Proceeds from convertible note payable	12,000	-
Proceeds from preferred stock, net	-	3,320
Net cash flows from financing activities	12,000	3,320

Increase (decrease) in cash	16,455	(46,024)

Cash - beginning of period	$139	46,163

Cash - end of period	$ 16,594	$ 139

Section 6 Notes to Financial Statements

1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company

Table Trac, Inc. was formed under the laws of the State of Nevada in June 1995. The Corporation has its offices in Minnetonka, Minnesota. The Company has developed and sells an information and management system that automates various aspects of the operations of casino table games, Table Trac™.

Table Trac is available for an installation and monthly license fee from the Company for casinos with a minimum number of tables. System sales include installation, custom casino system configuration, and training. In addition license and technical support are provided under an annual license and service contract. Custom screens and reports can be designed, if requested by the casino, at additional cost.

The Company was formed on June 27, 1995, and was in the development stage through December 31, 2002. The year 2003 is the first year during which it is considered an operating company.

Revenue Recognition

The Company derives revenues from the sale of systems, license and maintenance and services.

System sales: Revenue from systems that have been demonstrated to meet customer specifications during installation is recognized when the product has been installed, title and risk of loss have transferred to the customer and collection of the resulting receivable is probable.

System sales are accounted for as multiple-element arrangements. In transactions that include multiple products and/or services, the Company allocates the revenue to each element based on their relative fair value (or in the absence of fair value, the residual method) and recognizes the associated revenue when all revenue recognition criteria have been met for each element.

License and maintenance revenue: Software and maintenance revenue are recognized ratably over the contract period.

Service revenue: Service revenue is recognized after the services are performed and collection of the resulting receivable is probable.

Research and Development

Research and development costs are charged to expense as incurred.

Furniture and Equipment

Furniture and equipment are recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of two to five years. Expenditures for maintenance and repairs are charged to operations when incurred. Deduction is made for retirements resulting from renewals or betterments. Furniture and fixtures were fully depreciated as of December 31, 2001.

Investments

Certificates of Deposit
Certificates of deposit are classified as held-to-maturity securities. These securities are reflected at cost plus accrued interest in the accompanying financial statements. Cost plus accrued interest approximates fair market value. The certificate matured in February 2003.

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

The Company's net operating loss carry forwards are fully allowed for at December 31, 2003 and 2002. See Note 8.

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

Four major customers comprise 98% of the Company's revenues from installation and licensing fees from installations of the Company's Table Trac™ system in 2003 and 2002.

Management believes that receivables are fully collectible. While the ultimate loss may differ, management believes that any additional loss will not have a material impact on the Company's financial position. Due to uncertainties in the collection process, however, it is at least reasonably possible that management's estimate of the outcome will change during the next year.

Supplier Concentration

The Company has developed the ability to manufacture its own Table Trac units. The Company is aware of other local electronic manufacturers offering equivalent manufacturing capability whose services the Company could readily hire as needed.

Inventory

Inventory is recorded at the lower of cost (determined on a first-in, first-out basis) or market.

Impairment of Long Lived Assets

The Company reviews long-lived assets for impairment annually or more frequently if the occurrence of events or changes in circumstances indicates that the carrying amount of the assets may not be fully recoverable or the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the carrying amount of an asset to future net undiscounted cash flows. If an impairment is indicated, the asset is written down to its estimated fair value on a discounted cash flow basis.

Net Income (Loss) Per Share

Basic net loss per share excludes dilution and is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. When there is a net loss, other potentially dilutive securities are not included in the calculation of net loss per share since their inclusion would be anti-dilutive.

Reclassification

Certain reclassifications have been made to 2002 and the inception to date information to conform to the 2003 presentation. These reclassifications had no income effect.

New Accounting Pronouncements

In December 2002, the Emerging Issues Task Force ("EITF") reached a consensus on EITF 00-21, "Revenue Arrangements with Multiple Deliverables". This Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. In some arrangements, the different revenue-generating activities (deliverables) are sufficiently separable and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables (that is, there are separate units of accounting). In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. This Issue addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. This Issue does not change otherwise applicable revenue recognition criteria. The guidance in this Issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have an effect on the Company's consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation ("FIN") No.46, "Consolidation of Variable Interest Entities". This Interpretation of Accounting Research Bulletin ("ARB") No.51, "Consolidated Financial Statements", addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. FIN 46 requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. The consolidation requirements of FIN 46 are effective for the first reporting period ending after December 15, 2003 for entities considered to be special-purpose entities. The consolidation requirements for all other entities subject to FIN 46 are effective for consolidated financial statements of the first reporting period ending after March 15, 2004. The Company does not have any ownership in any variable interest entities as of December 31, 2003. The Company will apply the consolidation requirements of FIN 46 in future periods should an interest in a variable interest entity be acquired.

In April 2003, the FASB issued SFAS No.149, "Amendment of Statement 133 on Derivative Instruments and Hedging", which amends and clarifies financial accounting and reporting for derivative instruments. SFAS 149 became effective for the Company in July 2003. The adoption of SFAS 149 did not have an effect on the Company's consolidated financial statements.

On May 15, 2003, the Financial Accounting Standards Board issued SFAS No.150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". The Statement requires issuers to classify as liabilities (or assets in some circumstance) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, the Statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have an effect on the Company's consolidated financial statements.

2 Going Concern

The Company incurred a net loss of $96,718 and $220,570 in 2003 and 2002, and has incurred net losses of $1,355,635 from inception to date. These losses raise substantial doubts about the Company's ability to continue as a going concern without additional debt or equity financing. In January 2003, the Company terminated three employees and implemented other cost cutting measures. These cost savings allow the Company to operate near breakeven at its current revenue levels. Although the Company is not actively pursuing debt or equity financing at this time, the Company may need additional monies in the future. Ultimately the Company feels it will be able to: expand its casino customer base; install and license its Table Trac™ system; and achieve profitable operations and thereby realize assets and settle obligations in the normal course of operations. No estimate can be made of the range of loss that is reasonably possible should the Company be unsuccessful.

3 RELATED PARTY TRANSACTIONS

Investment - Joint Venture In July 2001, the Company and Global Payment Technologies, Inc. (Global) (NASDAQ:GPTX) formed a 50:50 joint venture, Globaltrac, LLC (Globaltrac). Globaltrac was to manufacture a new product, Centurion. The Company and Global were each to have the right to distribute and sell Centurion. These agreements also gave Global the exclusive right to sell the Company's casino management system product outside of the United States and Canada, subject to minimum sales requirements. The Company had sales of $0 and $2,852 in 2003 and 2002 to Globaltrac. At December 31, 2002, Globaltrac was all but inactive. At December 31, 2002, the Company wrote off its remaining investment of $1,219 in Globaltrac.

4 OPERATING LEASE

The Company leases its office facilities under an operating lease expiring in November 2005. Future minimum lease payments are as follows:

2004 $ 14,400
2005 $ 13,200

Rent expense was $28,800 and $28,050 in 2003 and 2002, respectively.

5 STOCKHOLDERS' EQUITY

Preferred Stock

In 2002, the Company attempted to raise monies through the sale of preferred stock. Only one unit of $5,000 was sold under this offering. These proceeds are presented net of offering costs of $1,680 in the accompanying financial statements. The preferred stock unit was converted into 62,500 shares of common stock during 2003.

Stock Options and Warrants

In October 2001 the Company implemented an Employee Stock Incentive Plan. This plan provides for the issuance of options to employees to purchase shares of the Company's common stock at an exercise price at least equal to the fair value of the Company's common stock at the grant date. These options are exercisable for a period of seven years from the date of grant. The Company has reserved 1,000,000 shares of its common stock for potential issuance under this plan. The Company has issued options and warrants to various parties as follows:

Nature of Grant	Number of Shares	Exercise Price Per Share	Option Period
Employee stock incentive plan	492,500	$.12 to $ .22	5/02 to 10/10
Underwriter compensation	28,186	$1.25	7/99 to 7/04
Severance package	50,000	$ .30	9/01 to 9/04
Balance December 31, 2003	570,686	$ .12 to $1.25	7/99 to 10/10

All options were exercisable as of December 31, 2003.

During the year ended December 31, 2003, the Company recognized $8,264 in compensation expense related to four stock option grants for the purchase of 467,500 share of common stock.

5 STOCKHOLDERS' EQUITY

The estimated per share weighted average fair value of all stock options granted during the year ended December 31, 2003 was $0.02. The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for the year ended December 31, 2003 Expected life 7 years Risk free interest rate 4.5% Volatility 80% Dividend yield -

6 SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the years for interest was $ - and $ 6,672 respectively. There were no cash payments for income taxes for the years ending Dec 31, 2003 and 2002.

Summary of Non Cash Activity:

In 2003, the Company converted all 5,000 outstanding shares of preferred stock into 62,500 shares of common stock valued at $3,320.

$12,000 in indebtedness was converted to common stock in 2003.

8 INCOME TAXES

The Company was treated as a subchapter S corporation from inception through December 31, 1998. Current and deferred income taxes for 2003 and 2002 were $0.

The reconciliation between expected federal income tax rates is as follows:

	2003		2002
	Amount	Percent	Amount	Percent
Expected federal tax $	$(32,884)	(34%)	$(75,000)	(34%)
Surtax exemption	2,900	3	5,800	3
State income tax, net of federal tax benefit	(4,183)	(6)	(14,300)	(6)
Valuation and utilization of net operating loss carryforwards	35,785	37	83,500	37
Total	-	-%	-	-%

The Company has fully allowed for its net operating carryforwards as follows:

	2003	2002
Allowance for doubtful accounts	$10,000	$10,000
Inventory valuation allowance	6,000	6,000
Deferred tax asset relating to net operating loss carryforwards	362,000	325,000
Valuation allowance	378,000	341,000
Deferred tax asset	$-	$-

At December 31, 2003, the Company has carryforwards available to offset future taxable income as follows:

Year ending December 31,	Federal	State
2014	$137,000	$137,000
2015	141,000	141,000
2016	340,000	340,000
2017	194,000	194,000
2018	90,000	90,000
Totals	$902,000	$902,000