Form 10QSB
period 2004-03-31
TABLE TRAC INC
filed 2004-04-13
CIK 1090396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

15612 Highway 7, STE 250
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
Balance Sheets as of March 31, 2004 and December 31, 2003
Statements of Operations for the three months ended March 31, 2004 and 2003
Statements of Cash Flows for the three months ended March 31, 2004 and 2003
Selected Notes to Financial Statements
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES

Part I. FINANCIAL INFORMATION

Item I. FINANCIAL STATEMENTS

Table Trac, Inc.
Balance Sheet
(Unaudited)

				Mar 31, '04	Dec 31, '03
ASSETS
	Current Assets
		Total Checking/Savings		$40,103	$ 16,594
		Total Accounts Receivable		72,536	5,034
		Prepaid expenses		2,400	2,400
	Total Current Assets			115,039	$24,028
	Total Other Assets			17,202	18,933
TOTAL ASSETS				$ 132,241	$42,961
LIABILITIES & EQUITY
	Liabilities
		Current Liabilities
			Total Accounts Payable	5,392	3,868
			Accrued payroll and related	6,128	3,843
			Deferred revenue	0	88,583
		Total Current Liabilities		11,520	96,294
	Total Liabilities			$11,520	$96,294
	Equity
		Capital Stock		1,302,302	1,302,302
		Retained deficit		(1,355,635)	(1,355,635)
		Net Income		174,054	(220,570)
	Total Equity			$120,721	$(53,333)
TOTAL LIABILITIES & EQUITY				$ 132,241	$ 42,961

Table Trac, Inc.
Statements Of Operations
(Unaudited)

		Three Months Ending
		Jan - Mar '04	Jan - Mar '03
Ordinary Income/Expense
	Total Income	274,390	43,307
	Total COGS	18,885	853
	Gross Profit	255,505	$42,454
	Total Operating Expense	81,449	42,796
Net Ordinary Income		174,056	$(-342)
Other Income/Expense
	Interest Income	0	58
Net Income Before Taxes		174,056	$(-286)
Income Taxes		0	-0-
Net Income (Loss)		$ 174,056	$(-286)
Income (Loss) per Share		$ 0.0454	$ (0.000)
Weighted Average Outstanding Shares		3,831,534	3,619,034
Income/(Loss) Per Common Share Assuming Dilution		$ 0.0423	$ (0.000)
Weighted Average Diluted Outstanding Shares		4,112,377	3,619,034

Table Trac, Inc.
Statements of Cash Flows
(Unaudited)

			Jan - Mar '04	Jan - Mar '03
OPERATING ACTIVITIES
	Net Income		174,054	(-286)
	Adjustments to reconcile Net Income to net cash provided by operations:
		Accounts receivable	(67,502)	(8,324)
		Inventory	1390	(4)
		Loans to shareholders	0	1,000
		Accounts payable	1525	3049
		Deferred revenue	(88,583)	-0-
		Payroll liabilities	(119)	5421
		Payroll tax liabilities	2401	(4092)
Net cash provided by Operating Activities			(150,888)	$(3,236)
INVESTING ACTIVITIES
	Other Assets:Patents:Amoritization expense of Patent		341	341
Net cash provided by Investing Activities			341	341
	Net cash increase for period		$23,507	$(2,895)
	Cash at beginning of period		16,594	5,720
Cash at end of period			$40,103	$2,825

Table Trac, Inc.
SELECTED NOTES TO FINANCIAL STATEMENTS
March 31, 2004

Note 1. Condensed Financial Statements:

The condensed balance sheet as of March 31, 2004, the statement of operations and cash flows for the periods ended March 31, 2004 and 2003 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include normal recurring adjustments and adjustments to revenues for compliance with the company's revenue recognition policy) necessary to present fairly the financial position, results of operations and changes in cash flows at March 31, 2004 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2003 audited financial statements filed on form 10-KSB. The results of operations for the period ended March 31, 2004 are not necessarily indicative of the operating results for the full year.

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

Note 3. Customer Concentration: Seven customers comprised 95% of the Company's revenues from installation and licensing fees from the installation of the Company's Table Trac(TM) system through March 2004.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview:

Table Trac, Inc.'s patented real-time management system product automates and monitors the operations of casino table games (blackjack, craps, etc.) The Table Trac(TM) system (patent number 5,957,776) is available for an installation and monthly license fee from the Company. The system is operating in 7 Midwest casinos. The Company's primary mission is to provide a high level of support for its customers systems in the field. Continued efforts to expand the Company's sales through marketing are ongoing. Development to expand the products offered, and expand the functionality of existing products have been ongoing. Management believes that revenues from those research and development efforts on new product offerings will be realized before the end of 2004.

Results of Operations:

Revenues in the quarter ended March 31 increased to $274,390 in 2004 from $42,307 in 2003. There were 4 system installations and increased license and maintenance fees to account for the difference. The most significant portion, $209,931 was from the addition of 2 new casino customers and systems sales with existing customers purching upgrades to the latest product. Cost of sales in the quarter ended March 31 increased in 2004 to $18,885 from $853 in 2003 as a result of increased hardware costs to provide the new systems in 2004. Operating expenses in the quarter ended March 31 increased in 2004, to $81,449 from $42,796. The major changes were increased payroll, employee benefit and sales expenses in 2004 compared to 2003. The result was that there was a profit of $174,056 in the first quarter 2004 compared to a net loss of ($286) in the first quarter 2003. The net gain per share was $0.0454 in the first quarter 2004, with a net diluted gain per share of $0.423 compared to a net loss per share of $0.0000 in the first quarter 2003.

Liquidity and Capital Resources:

There are no known trends, events or uncertainties that are likely to have a material impact on the short or long-term liquidity. The primary source of liquidity in both the short term and the long term will be sales. Management has been able to manage its expenses and cash flows for the swings in cash flows the Company has experienced so that monthly obligations are now by revenues from existing contracts. Management believes that the Company has adequate cash to meet its obligations and continue operations for both existing customer contracts and ongoing product development.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 3. CONTROLS AND PROCEDURES

The President and Chief Executive Officer and of the Company have concluded based on their evaluation as of the period covered by this Report, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the president, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company's internal controls or, to our knowledge, in other factors that could significantly affect these internal controls subsequent to the date of such evaluation.

ITEM 6. Exhibits and Reports on Form 8-K

One report on Form 8-K was filed during the three months ended March 31, 2004, which documents the engagement of Carver Moquist & Assoc as the company's auditors.

SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Table Trac, Inc.
Date April 12, 2004
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

Date: April 12, 2004
Signed: /s/Chad Hoehne
Name Chad Hoehne
Title: Chief Executive Officer and principal financial officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 I, Chad Hoehne, the Chief Executive Officer and principal financial officer of Table Trac, Inc. (the "Company") in compliance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, hereby certify that, the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: April 12,2004
Signed: /s/Chad Hoehne
Name Chad Hoehne
Title: Chief Executive Officer and principal financial officer