Form 10QSB/A
period 2004-03-31
TABLE TRAC INC
filed 2004-04-13
CIK 1090396

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
SIGNATURES

Part I. FINANCIAL INFORMATION

Item I. FINANCIAL STATEMENTS

Table Trac, Inc.
Balance Sheet
(Unaudited)

				Mar 31, '04	Dec 31, '03
ASSETS
	Current Assets
		Total Checking/Savings		$40,103	$ 16,594
		Total Accounts Receivable		72,536	5,034
		Prepaid expenses		2,400	2,400
	Total Current Assets			115,039	$24,028
	Total Other Assets			17,203	18,933
TOTAL ASSETS				$ 132,242	$42,961
LIABILITIES & EQUITY
	Liabilities
		Current Liabilities
			Total Accounts Payable	5,392	3,868
			Accrued payroll and related	6,127	3,843
			Deferred revenue	0	88,583
		Total Current Liabilities		11,519	96,294
	Total Liabilities			$11,519	$96,294
	Equity
		Capital Stock		1,302,302	1,302,302
		Retained deficit		(1,355,636)	(1,355,635)
		Net Income		174,057	(220,570)
	Total Equity			$120,723	$(53,333)
TOTAL LIABILITIES & EQUITY				$ 132,242	$ 42,961

Table Trac, Inc.
Statements Of Operations
(Unaudited)

		Three Months Ending
		Jan - Mar '04	Jan - Mar '03
Ordinary Income/Expense
	Total Income	274,391	43,307
	Total COGS	18,885	853
	Gross Profit	255,506	$42,454
	Total Operating Expense	81,449	42,796
Net Ordinary Income		174,057	$(-342)
Other Income/Expense
	Interest Income	0	58
Net Income Before Taxes		174,057	$(-286)
Income Taxes		0	-0-
Net Income (Loss)		$ 174,057	$(-286)
Income (Loss) per Share		$ 0.0454	$ (0.000)
Weighted Average Outstanding Shares		3,831,534	3,619,034
Income/(Loss) Per Common Share Assuming Dilution		$ 0.0423	$ (0.000)
Weighted Average Diluted Outstanding Shares		4,112,377	3,619,034

Table Trac, Inc.
Statements of Cash Flows
(Unaudited)

			Jan - Mar '04	Jan - Mar '03
OPERATING ACTIVITIES
	Net Income		174,057	(-286)
	Adjustments to reconcile Net Income to net cash provided by operations:
		Accounts receivable	(67,502)	(8,324)
		Inventory	1,389	(4)
		Loans to shareholders	0	1,000
		Accounts payable	1,524	3,049
		Deferred revenue	(88,583)	-0-
		Payroll liabilities	2,283	(4,092)
		Patents amoritization	341	341
Net cash provided by Operating Activities			(150,598)	$(3,236)
	Net cash increase for period		$23,509	$(2,895)
	Cash at beginning of period		16,594	5,720
Cash at end of period			$40,103	$2,825

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

Results of Operations:

Revenues in the quarter ended March 31 increased to $274,391 in 2004 from $42,307 in 2003. There were 4 system installations and increased license and maintenance fees accounted for the increase. The most significant portion, $209,931 was from the addition of 2 new casino customers and systems sales with existing customers purching upgrades to the latest product. Cost of sales in the quarter ended March 31 increased in 2004 to $18,885 from $853 in 2003 as a result of increased hardware costs to provide the new systems in 2004. Operating expenses in the quarter ended March 31 increased in 2004, to $81,449 from $42,796. The major changes were increased payroll, employee benefit and sales expenses in 2004 compared to 2003. The result was that there was a profit of $174,057 in the first quarter 2004 compared to a net loss of ($286) in the first quarter 2003. The net gain per share was $0.0454 in the first quarter 2004, with a net diluted gain per share of $0.423 compared to a net loss per share of $0.0000 in the first quarter 2003.

Liquidity and Capital Resources:

There are no known trends, events or uncertainties that are likely to have a material impact on the short or long-term liquidity. The primary source of liquidity in both the short term and the long term will be sales. Management has been able to manage its expenses and cash flows for the swings in cash flows the Company has experienced so that monthly obligations are met by revenues from existing contracts. Management believes that the Company has adequate cash to meet its obligations and continue operations for both existing customer contracts and ongoing product development.

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