Form 10QSB
period 2004-06-30
TABLE TRAC INC
filed 2004-08-16
CIK 1090396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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
Suite 250 Minnetonka,
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

Yes X No --

3,831,534 Shares Of Common Stock were outstanding as of June 30, 2004

Table Trac, Inc.

I N D E X
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Balance Sheets as of June 30, 2004 (unaudited) and December 31, 2003 (audited)
Statements of Operations for the three months and six months ended June 30, 2004 and 2003 (unaudited)
Statements of Cash Flows for the six months ended June 30, 2004 and 2003 (unaudited)
Selected Notes to Financial Statements (unaudited)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES

Part I. FINANCIAL INFORMATION

Item I. FINANCIAL STATEMENTS

Table Trac, Inc.
Balance Sheet

			June 30, 2004 (unaudited)	December 31, 2003 (audited)
ASSETS
Current Assets:
	Cash		$18,813	$16,594
	Accounts receivable, net		20,818	5,034
	Prepaid expenses		2,400	2,400
	Inventory		415	1,195

		Total current assets	42,446	25,223

Other assets, net			17,056	17,738

		Total assets	$59,502	$42,961

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
	Deferred revenue		$-	$88,583
	Demand notes payable
	Accounts payable		5,652	3,868
	Accrued expenses:
		Payroll and payroll taxes	1,089	3,843
		Other

		Total current liabilities	6,741	96,294

		Total liabilities	6,741	96,294

Stockholders' Equity:
	Common stock, no par or stated value;	5,000,000 shares authorized: 3,831,534 and 3,619,034 shares issued and outstanding at June 30,2004 and December 31,2003,respectively	1,302,302	1,302,302
	Accumulated deficit		(1,249,541)	(1,355,635)

Stockholders' equity			52,761	(53,333)

	Total liabilities and stockholders’ deficit		$59,502	$42,961

Table Trac, Inc.
Statements of Operations
(Unaudited)

			Three Months Ended June 30		Six Months Ended June 30
			2004	2003	2004		2003

Revenues			$48,283	$37,771	$322,540		$81,077

Cost of Sales			5,989	0	24,735		853

Gross Profit			42,294	37,771	297,805		80,224

Expenses:
	Selling, general and administrative		109,891	43,484	191,343	-	86,280

		Total operating expense	109,891	43,484	191,343		86,280

		Operating loss	(67,597)	(5,713)	106,462		(6,056)

Other income (expense)
	Interest Income			89	-		146
	Interest Expense		349	-	368		-

Net loss			$(67,946)	$(5,624)	$106,094		$(5,910)

Net loss per basic and diluted common share			$(0.018)	$(0.002)	$0.028		$(0.002)

Weighted average common shares			3,831,534	3,619,034	3,831,534		3,619,034

Table Trac, Inc.
Statements of Cash Flows
(Unaudited)

		Six Months Ended June 30
		2004	2003

Cash flow from operating activities:
Net gain (loss)		$106,094	$(5,910)
Adjustments to reconcile net loss to net cash from operating activities:

	Depreciation and amortization	682	683
Changes in operating assets and liabilities:
	Accounts receivable	(15,784)	(2,673)
	Prepaid expenses	-	-
	Accounts payable	1,784	1,418
	Inventory	780	(4)
	Other assets	-	1000
	Deferred revenue	(88,583)	-
	Other	(2,754)	985

Net cash used by operating activities		2,219	(4,501)

Cash flow from financing activities:
Proceeds from stock subscriptions		-	12,000

Net cash provided by financing activities		-	12,000

Increase in cash		2,219	7,499
Cash at beginning of period		16,594	5,720

Cash at end of period		$18,813	$13,219

Table Trac, Inc.
SELECTED NOTES TO FINANCIAL STATEMENTS
June 30, 2004

Note 1. Condensed Financial Statements:

The condensed balance sheet as of June 30, 2004, the statement of operations and cash flows for the periods ended June 30, 2004 and 2003 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include normal recurring adjustments and adjustments to revenues for compliance with the company's revenue recognition policy) necessary to present fairly the financial position, results of operations and changes in cash flows at June 30, 2004 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2003 audited financial statements filed on form 10-KSB. The results of operations for the period ended June 30, 2004 are not necessarily indicative of the operating results for the full year.

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

Note 3. Customer Concentration: Seven customers comprised 95% of the Company's revenues for the six months ended June 30, 2004.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview:

Table Trac, Inc.'s patented real-time management system product automates and monitors the operations of casino table games (blackjack, craps, etc.) The Table Trac(TM) system (patent number 5,957,776) is available for an installation and monthly license fee from the Company. The system is operating in 7 Midwest casinos. The Company's primary mission is to provide a high level of support for its customers systems in the field. Continued efforts to expand the Company's sales through marketing are ongoing. Development to expand the products offered, and expand the functionality of existing products have been ongoing. Management continues its belief that revenues from the development efforts on new product offerings will be realized before the end of 2004.

Results of Operations:

Revenues for the three months ended June 30 increased to $48,283 in 2004 from $37,771 in 2003. License and maintenance fees on the new systems installed in the first quarter accounted for the increase in revenues. Cost of sales for the three months ended June 30 increased in 2004 to $5,989 from $0 in 2003 as a result of increased software license costs to maintain existing systems in 2004. This cost to maintain existing systems is not a normal quarterly expense and should not be incurred again for several years. Operating expenses for the three months ended June 30 increased in 2004, to $109,891 from $43,484. The major changes were increased payroll, employee benefit and sales expenses in 2004 compared to 2003. The result was that there was a net loss of $67,946 for the three months ended June 30, 2004 compared to a net loss of $5,624, for the three months ended Jun 30, 2003. The net loss per share was $0.018 for the three months ended June 30, 2004, compared to a net loss per share of $0.0002 for the three months ended June 30, 2003.

Revenues for the six months ended June 30 increased to $322,540 in 2004 from $81,077 in 2003. Four system installations accounted for the majority of the increase along with increased license and maintenance fees. The most significant portion, $209,931 was from the addition of two new casino customers and systems sales with existing customers purching upgrades of Table Trac's latest product. Cost of sales for the six months ended June 30 increased in 2004 to $24,735 from $853 in 2003 as a result of systems sales and increased software license costs to maintain existing systems in 2004. Operating expenses in the six months ended June 30 increased in 2004, to $191,343 from $86,280. The major changes were increased payroll, employee benefit and sales expenses in 2004 compared to 2003. The result was net income of $106,094 for the six months ended June 30, 2004 compared to a net loss of ($5,910) for the six months ended June 30, 2003. The net income per share was $0.028 for the first six months ended June 30, 2004, compared to a net loss per share of $0.0002 for the six months ended June 30, 2003.

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
Date August 11, 2004
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

Date: August 11, 2004
Signed: /s/Chad Hoehne
Name Chad Hoehne
Title: Chief Executive Officer and principal financial officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 I, Chad Hoehne, the Chief Executive Officer and principal financial officer of Table Trac, Inc. (the "Company") in compliance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, hereby certify that, the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 11, 2004
Signed: /s/Chad Hoehne
Name Chad Hoehne
Title: Chief Executive Officer and principal financial officer