Form 10QSB
period 2004-09-30
TABLE TRAC INC
filed 2004-11-03
CIK 1090396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes X No --

3,831,534 Shares Of Common Stock were outstanding as of September 30, 2004

Table Trac, Inc.

I N D E X
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Balance Sheets as of September 30, 2004 (unaudited) and December 31, 2003 (audited)
Statements of Operations for the three months and nine months ended September 30, 2004 and 2003 (unaudited)
Statements of Cash Flows for the nine months ended September 30, 2004 and 2003 (unaudited)
Selected Notes to Financial Statements (unaudited)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES

Part I. FINANCIAL INFORMATION

Item I. FINANCIAL STATEMENTS

Table Trac, Inc.
Balance Sheet

			September 30, 2004 (unaudited)	December 31, 2003 (audited)
ASSETS
Current Assets:
	Cash		$93,950	$16,594
	Accounts receivable, net		60,237	5,034
	Prepaid expenses		2,400	2,400
	Inventory		370	1,195

		Total current assets	156,957	25,223

Other assets, net			16,715	17,738

		Total assets	$173,672	$42,961

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
	Deferred revenue		$82,486	$88,583
	Accounts payable		14,651	3,868
	Accrued expenses		2,483	3,843

		Total current liabilities	99,620	96,294

		Total liabilities	99,620	96,294

Stockholders' Equity (Deficit):
	Common stock, no par or stated value;	5,000,000 shares authorized: 3,831,534 shares issued and outstanding at September 30,2004 and December 31,2003	1,302,302	1,302,302
	Accumulated deficit		(1,228,250)	(1,355,635)

Stockholders' equity (deficit)			74,052	(53,333)

	Total liabilities and stockholders’ equity (deficit)		$173,672	$42,961

Table Trac, Inc.
Statements of Operations
(Unaudited)

			Three Months Ended September 30		Nine Months Ended September 30
			2004	2003	2004		2003

Revenues			$117,971	$37,962	$440,509		$119,039

Cost of Sales			9,644	0	34,416		853

Gross Profit			108,327	37,962	406,093		118,186

Expenses:
	Selling, general and administrative		86,996	43,617	278,340	-	129,896

		Total operating expenses	86,996	43,617	278,340		129,896

		Operating income (loss)	21,331	(5,655)	127,753		(11,711)

Other income (expense)
	Interest Income			14	-		146
	Interest Expense		0	-	368		-

Net Income (loss)			$21,331	$(5,641)	$127,385		$(11,564)

Net Income (loss) per basic and diluted common share			$0.006	$(0.002)	$0.033		$(0.003)

Weighted average common shares			3,831,534	3,619,034	3,831,534		3,619,034

Table Trac, Inc.
Statements of Cash Flows
(Unaudited)

		Nine Months Ended September 30
		2004		2003

Cash flow from operating activities:
Net income (loss)		$127,385	$	$(11,564)
Adjustments to reconcile net income (loss) to net cash from operating activities:

	Depreciation and amortization	1,023		1,023
Changes in operating assets and liabilities:
	Accounts receivable	(55,203)		(7,447)
	Prepaid expenses	-		55
	Accounts payable	10,783		29
	Inventory	825		(4)
	Loans to Shareholders	-		1,000
	Deferred revenue	(6,097)		-
	Accrued Expenses	(1,360)		6,191

Net cash provided (used in) by operating activities		77,356		(10,717)

Cash flow from financing activities:
Proceeds from stock subscriptions		-		12,000

Net cash provided by financing activities		-		12,000

Increase in cash		77,356		1,283
Cash at beginning of period		16,594		5,720

Cash at end of period		$93,950		$7,003

Table Trac, Inc.
SELECTED NOTES TO FINANCIAL STATEMENTS
September 30, 2004

Note 1. Condensed Financial Statements:

The condensed balance sheet as of September 30, 2004, the statement of operations and cash flows for the periods ended September 30, 2004 and 2003 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include normal recurring adjustments and adjustments to revenues for compliance with the company's revenue recognition policy) necessary to present fairly the financial position, results of operations and changes in cash flows at September 30, 2004 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2003 audited financial statements filed on form 10-KSB. The results of operations for the period ended September 30, 2004 may not necessarily indicative of the operating results for the full year.

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

Note 3. Customer Concentration: Eight customers comprised all of the Company's revenues for the Nine months ended September 30, 2004.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview:

Table Trac, Inc.'s patented real-time management system product automates and monitors the operations of casino table games (blackjack, craps, etc.) The Table Trac(TM) system (patent number 5,957,776) is available for an installation and monthly license fee from the Company. The system is operating in 7 Midwest casinos. The Company's primary mission is to provide a high level of support for its customers systems in the field. Continued efforts to expand the Company's sales through marketing are ongoing. Development to expand the products offered, and expand the functionality of existing products have been ongoing. The Company realized revenues from these development efforts on new products this quarter, and is confident that further revenues will be realized before the end of 2004.

Results of Operations:

Revenues for the three months ended September 30 increased to $117,971 in 2004 from $37,962 in 2003. A sale of our new product line to existing customers and license and maintenance fees on the new systems installed in the first quarter contributed to the increase in revenues. In addition the Company has received the initial payment for a new system installation that was in progress as of September 30, 2004. The payment of $82,486 was recorded as deferred revenue and management expects to complete installation and recognize the revenue in the final quarter of 2004.

Cost of sales for the three months ended September 30 increased to $9,644 in 2004 from $0 in 2003 as a result of sales of our new product line. Operating expenses for the three months ended September 30 increased to $86,996 in 2004 from $43,617 in 2003. The major changes were increased payroll, employee benefit and sales expenses in 2004 compared to 2003. The result was that there was net income of $21,331 for the three months ended September 30, 2004 compared to a net loss of $5,641 for the three months ended September 30, 2003. The net income per share was $0.006 for the three months ended September 30, 2004, compared to a net loss per share of $0.002 for the three months ended September 30, 2003.

Revenues for the nine months ended September 30 increased to $440,509 in 2004 from $119,039 in 2003. A sale of our new product line to existing customers, sales of our table games management system to a new customer, and three upgrades to existing customers accounted for the majority of the increase along with increased license and maintenance fees.

Cost of sales for the nine months ended September 30 increased in 2004 to $34,416 from $853 in 2003 as a result of expenses associated with these system and new product sales and increased software license costs to maintain existing systems in 2004. Operating expenses in the nine months ended September 30 increased in 2004, to $278,340 from $129,896. The major changes were increased payroll, employee benefits and sales expenses in 2004 compared to 2003. The result was net income of $127,385 for the nine months ended September 30, 2004 compared to a net loss of ($11,564) for the nine months ended September 30, 2003. The net income per share was $0.033 for the first nine months ended September 30, 2004, compared to a net loss per share of ($0.003) for the nine months ended September 30, 2003.

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
Date October 27, 2004
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

Date: October 27, 2004
Signed: /s/Chad Hoehne
Name Chad Hoehne
Title: Chief Executive Officer and principal financial officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 I, Chad Hoehne, the Chief Executive Officer and principal financial officer of Table Trac, Inc. (the "Company") in compliance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, hereby certify that, the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: October 27, 2004
Signed: /s/Chad Hoehne
Name Chad Hoehne
Title: Chief Executive Officer and principal financial officer