Form 10KSB
period 2004-12-31
TABLE TRAC INC
filed 2005-03-23
CIK 1090396

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004
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
3,831,534 Shares Of Common Stock

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

Yes X NO___

The aggregate market value of the voting stock held by non-affiliates of the Registrant on December 31, 2004, based on the average bid ($0.60) and asked prices ($0.70) of Common Stock in the over-the-counter market on that date was $2,490,050

3,831,534 shares of Registrant's Common Stock, no par value were outstanding on December 31, 2004, prior to the effectiveness of the latest practicable date.

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

PART I

Item 1. - BUSINESS

Table Trac, Inc. (the "Company" or "Table Trac") is a Nevada Corporation, formed on June 27, 1995, with principal offices in Minnetonka, Minnesota. The Company has developed and commenced the commercialization of a proprietary information and management system (Table Trac(tm)) that automates and monitors the operations of casino table games. The general intent of Table Trac is a system to acquire, evaluate, and provide immediate access to a new level of detailed Table Games Management and Player Tracking information.

The Company has also developed related systems for casino management, including promotions administration and delivery systems, self service customer kiosks, marketing analysis, and vault operations module for chip banks, all of which are in use at its customer's facilities.

Table Trac sells systems on high end multi-processor Linux based servers, serving PC based graphical user interfaces, ODBC database access for desktop applications, and a SQL database server for complex marketing analysis.

The heart of the system is the patented (U.S. patent # 5,957,776) table top hardware design which gathers table drop, inventories, dealer, floor manager, player, security and drop box information using an unobtrusive dealer-activated keypad, and on-table magnetic card reader. The dealer depresses various keys that correspond with the various denominations of bills being dropped into the drop box, and swipes his or player's magnetic cards to verify and identify individuals involved in transactions. The use and operation of Table Trac does not alter either the pace or routine of the game, which is important to both management and customers.

Many casinos currently try to monitor these numbers using manager's estimates with varying degrees of accuracy. The Table Trac system provides upper management, for the first time, with real time win/loss and drop figures, and a verifiable check and balance for the count room. The system gives upper management access to not only the table numbers by shift, but to data on individual dealers and supervisors, which has game security value as well as management/employee value.

With over 9 years of on-table experience, Table Trac is a simple, reliable solution for casinos looking to improve the accountability of their table games operations, and a key means to secure detailed transactional records to satisfy casinos regulators and all overseers.

TABLE TRAC INSTALLATIONS

Table Trac currently is installed and has contracts with 8 casinos in Minnesota and Wisconsin.

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

Employees

As of December 31, 2004 the Company had three full-time employees.

Competition

The Company is unaware of any other systems that compete directly with the table games management and "on table" table player tracking and game management that the Table Trac system offers. Others offer substantially the same functions for player tracking in various forms, primarily as "off table" functions performed at the pit podium. The Company is aware of two companies pursuing a technology which automates player ratings completely. If successfully completed, the Company does not expect these systems to compete with Table Trac's solution in the markets it pursues due to a prohibitive product cost that is projected. The Company is aware of other "players club" systems that compete. These companies have greater resources than the Company.

RECENT DEVELOPMENTS

Late in the 4th quarter the Company installed the first customer trial of its new casino online management system product on a live casino floor. As of the date of this report the system has been running with 0 downtime and Table Trac and the customer are very pleased with the results of these operational tests. The Company anticipates that the customer will approve and purchase this system from the Company late 1st quarter or early second quarter of 2005. The Company has also received it's second order for the new online system to be delivered early April. Revenues from these system sales will nearly equal all sales from 2004. Development continues in hardware, firmware and software to enhance the product and to provide product functionality for departments outside of the table games arena. Self-service kiosks for customer promotions and players club services, vault and cage operation additions, and enhanced promotional capabilities make Table Trac a significant value when compared to other products in the industry.

Item 2. - PROPERTY

Table Trac's operations are headquartered in Minnetonka, Minnesota. The Company lease for its facility expires in November 2005 and requires monthly payments of $1,200.

Item 3. - LEGAL PROCEEDINGS

None

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

Item 5. - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock has been traded since July 17, 2000 on the OTC Bulletin Board, before that time there was no activity.

Price per Share Calendar Year 2003	High	Low
First Quarter	$0.45	$0.10
Second Quarter	$0.55	$0.30
Third Quarter	$0.33	$0.16
Fourth Quarter	$0.25	$0.14

Price per Share Calendar Year 2004	High	Low
First Quarter	$0.35	$0.20
Second Quarter	$0.75	$0.35
Third Quarter	$0.35	$0.42
Fourth Quarter	$1.00	$0.40

There are more than 100 holders of record of the common stock of the Company. There have never been any dividends, cash or otherwise, paid on the common shares of the Company.

RECENT SALE OF UNREGISTERED SECURITIES

None.

Item 6. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Years Ended December 31, Income Statement Data	2004	2003
Net Sales	$ 595,229	$ 183,921
Net Income (loss)	$ 104,284	$(96,718)
Basic earnings (loss) per share	$ 0.027	$(0.026)

As of December 31, Balance Sheet Data	2004	2003
Total Assets	$ 67,902	$ 42,961
Total Liabilities	$ 16,951	$ 96,294
Stockholders' Equity (Deficit)	$ 50,951	$ (53,333)

The Company substantially upgraded its existing table games technology and players club capabilities to the degree that three of its first customer casinos, dating back to 1996, provided a percentage of sales revenues for 2004 by installing these upgrades. In addition, the Company created sales through new products and new technologies, which opened up new customers, new markets, and new opportunities. (See RECENT DEVELOPMENTS in PART 1)

Providing expanded services to more casino users results in more exposure of the Company's products and the Company continues to hear from new casinos that are requesting information and quotes, indicating that the increase in sales trend established in the fourth quarter of 2003 may continue into 2005. No assurance can be given that this increase in inquiries will result in sales.

Results of Operations YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003.

Revenues increased in 2004 by 224% over 2003, reaching $595,229 up from $183,921

Cost of sales increased in 2004 to $90,776 from $13,524 in 2003. Gross margin in 2004 is $504,453 or 85% compared with 93% in 2003.

Operating expenses increased from $266,329 in 2003 to $399,801 in 2004, a 50% increase in relationship to a 224% increase in revenues.

As a result the net income for 2004 was $104,284 as compared to a net loss for 2003 of ($96,718). This was a net gain of over $200,000 in the twelve-month period.

Basic earnings per share in 2004 was $0.027 compared to a basic loss per share in 2003 of $0.026.

On December 31, 2004, the total stockholders equity was $50,951. This compared to a stockholders deficit for the prior year, of $(53,333).

LIQUIDITY AND CAPITAL RESOURCES

In 2004 the Company continued to maintain a positive cash position through system sales, customer deposits and re-occurring license and maintenance fee revenues. This is a departure from the Companys development stage operations where the Company relied on reserves from financing activities.

The Company is not capital intensive. The basic product of the Company is its computer software developed by its employees, and manufacturing is done after the Company receives an order, so there is little inventory held by the Company of its product. After an order is completed, the Company's personnel do the installation.

There are no known trends, events or uncertainties that are likely to have a material impact on the short or long-term liquidity. The primary source of liquidity in both the short term and the long term will be from sales of new systems and monthly revenues from existing contracts. Based on sales trends management will manage its expediture levels. Management believes that the Company has adequate cash to meet its obligations and continue operations for both existing customer contracts and ongoing product development.

Item 7. -FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The 2004 and 2003 audited financial statements of the Company are filed as part of this Form 10-KSB.

Item 8. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 8A. - CONTROLS AND PROCEDURES

Our Chief Executive Officer has reevaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and determined that there continued to be no significant deficiencies in these procedures. Also, there were no changes made or corrective actions to be taken related to our internal control over financial reporting.

PART III

Item 9. - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The executive officers and directors of the Company, with a brief description, are as follows:

Name	Age	Position
Chad B. Hoehne	42	Chairman, President	Mr. Hoehne is the Chairman, President and founder of the Company. He has a BS degree in Business Administration from Mankato State University. Mr. Hoehne was employed by Micro Control Company from 1985 to 1993.
Robert R Siqveland	60	Secretary	Mr. Siqveland is the Director of Marketing and the Corporate Secretary. He was an investment advisor and venture capitalist for twenty-five years. Mr. Siqveland has worked with Table Trac in various capacities for the past six years.
Vic Taucer	50	Director	Mr. Taucer consults for over 200 gaming casinos, primarily in the area of table games, and has over 26 years of experience in the industry. He recently served as director of casino training for the new Paris resort in Las Vegas. Earlier, Taucer was the casino training director and the casino table pit manager at Caesars Palace, and was a casino floor supervisor at the MGM Grand Casino. He is also a Professor of Casino Management for the University & Community College Systems of Nevada.

The directors of the Company are elected annually by the stockholders for a term of one year or until their successors are elected and qualified. The officers serve at the pleasure of the Board of Directors.

Audit Committee Financial Expert

Due to the Company's size and number of employees, it does not currently have a serving audit committee and, accordingly, we do not have an audit committee financial expert serving on an audit committee.

Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than five percent of our common stock to file initial reports of ownership and reports of changes in ownership of our common stock with the SEC. Officers, directors and ten-percent or greater beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2004, and representations from these reporting persons that no Forms 5 were required.

Code of Ethics

Table Trac has adopted a code of ethics for our principal executive and financial officers. The management promotes honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

Item 10. - EXECUTIVE COMPENSATION.

The President's total compensation was $149,485 and $77,000 respectively in 2004 and 2003. All officers and employees receive bonuses for successful casino system installations.

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

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a) (c)
Equity compensation plans approved by security holders	492,500	$0.1298	507,500
Equity compensation plans not approved by security holders	- 0 -	- 0 -	- 0 -

Item 12. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None

PART IV

Item 13. - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) Attached are the Financial Statements and the Report of the Independent Public Accounting Firm.

(b) The Company reported the engagement of the auditors, Carver, Moquist & Associates, LLC on Form 8-K in 2004.

(c) There are no exhibits.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent auditor, Carver Moquist & O'Connor, LLC (formerly known as Carver Moquist & Associates, LLC), billed an aggregate of $15,500 for audit services, including the quarterly review of the Company's Form 10-QSB. No additional fees were paid to Carver Moquist & O'Connor, LLC.

The Company does not have an audit committee and as a result our board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. As a result, we do not rely on established pre-approval policies and procedures.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated March 22, 2005

TABLE TRAC, INC.

Table Trac, Inc. ______/s/_Chad B. Hoehne_______________
Chad B. Hoehne, Chief Executive Officer

Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Exhibit 99.1

I, Chad B. Hoehne, certify that:

1. I have reviewed this annual report on Form 10-KSB for the year ended December 31, 2004 of Table Trac, Inc.;

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

March 22, 2004

Table Trac, Inc. ______/s/_Chad B. Hoehne_______________
Chad B. Hoehne, Chief Executive Officer

TABLE TRAC, INC. CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. 1350)

The undersigned, Chad B. Hoehne, the Chairman and President of Table Trac, Inc. (the "Company") has executed this Certification in connection with the filing with the Securities and Exchange Commission of the Company's amended Annual Report on Form 10-KSB/A for the year ended December 31, 2004 (the "Report"). The undersigned hereby certifies that: · the Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and · the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company. IN WITNESS WHEREOF, the undersigned has executed this Certification as of the 14th day of March 2004.

Table Trac, Inc. ______/s/_Chad B. Hoehne_______________
Chad B. Hoehne, Chief Executive Officer

TABLE TRAC, INC.

FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004 AND 2003

Section 1 Independent Auditors' Reports

CARVER MOQUIST & O'CONNOR, LLC
(f/k/a Carver, Moquist & Associates, LLC)
Certified Public Accountants and Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Table Trac, Inc.
Minnetonka, Minnesota

We have audited the accompanying balance sheets of Table Trac, Inc. as of December 31, 2004 and 2003 and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Table Trac, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Carver Moquist & O'Connor, LLC

Minneapolis, Minnesota
February 21, 2005

Section 2 Financial Statements: Balance Sheets

TABLE TRAC, INC.

BALANCE SHEETS

	December 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash	$19,776	$ 16,594
Accounts receivable, no allowance for doubtful accounts deemed necessary for 2004 and 2003	26,396	5,034
Prepaid expenses	2,400	2,400
Inventory	2,956	1,195
Total current assets	51,528	25,223

Patent, net of accumulated amortization of $6,823 in 2004 and $5,459 in 2003	16,374	17,738

Total assets	67,902	42,961

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$ 5,874	$ 3,868
Accrued payroll and related	11,077	3,843
Deferred revenue	-	88,583
Total current liabilities	16,951	96,294

Stockholders’ equity (deficit):
Common stock, no par value; 5,000,000 shares authorized: 3,831,534 shares issued and outstanding in 2004 and 2003, respectively	1,302,302	1,302,302
Retained deficit	(1,251,351)	(1,355,635)
Total stockholders’ equity (deficit)	50,951	(53,333)

Total liabilities and stockholders’ equity (deficit)	$ 67,902	$ 42,961

Section 3 Financial Statements: Statement of Operations

TABLE TRAC, INC.

STATEMENTS OF OPERATIONS

	Years Ended
	December 31,	December 31,
	2004	2003
Net Sales	$ 595,229	$ 183,921
Cost of sales	90,776	13,524
Gross profit	504,453	170,397

Selling, general and administrative expenses	399,801	266,329

Net Income (loss) from operations	104,652	(95,932)

Other income (expense):
Interest income	0	191
Interest expense	(368)	(977)
Total other income (expense)	(368)	(786)

Net income (loss) before income taxes	104,284	(96,718)
Income tax benefit (expense)	-	-
Net income (loss) before comprehensive income (loss)	104,284	(96,718)
Comprehensive income (loss)	-	-
Net income (loss)	$ 104,284	$ (96,718)
Basic earnings (loss) per share	$ 0.027	$ (0.026)
Weighted average basic shares outstanding	3,831,534	3,654,431
Diluted earnings (loss) per share	0.025	$ (0.026)
Weighed average diluted shares	4,202,220	3,654,431(1)

(1) See Section 6 paragraph Basic and Diluted Earnings (Loss) Per Share

Section 4 Statement of Stockholders Equity (Deficit)

TABLE TRAC, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock Number of Shares	Preferred Stock Amount	Common Stock Number of Shares	Common Stock Amount	Retained Deficit	Total
BALANCES, December 31, 2002	5,000	$3,320	3,619,034	$1,278,718	$(1,258,917)	$23,121
Conversion of preferred stock into common stock	(5,000)	(3,320)	62,500	3,320	-	-
Common stock issued under Private Placement offering, April 2003, at $0.08 per share			150,000	12,000	-	12,000
Issuance of stock options under Employee Stock Option Incentive Plan				8,264	-	8,264
2003 Net loss					(96,718)	(96,718)
BALANCES, December 31, 2003	-0-	-0-	3,831,534	1,302,302	(1,355,635)	(53,333)
2004 Net income					104,284	104,284
BALANCE, DECEMBER 31, 2004	- 0 -	$- 0 -	3,831,534	$1,302,302	$(1,251,351)	$50,951

Section 5 Statements of Cash Flows

TABLE TRAC, INC.

STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash

	Year Ended December 31, 2004	Year Ended December 31, 2003
Cash flows from operating activities:
Net income (loss)	$104,284	$(96,718)
Adjustments to reconcile net income (loss) to cash flows provided by (used in) operating activities:
Amortization	1,365	1,365
FASB 123 Stock Options Non-cash stock compensation expense	-	8,264
Changes in operating assets and liabilities: Accounts receivable	(21,362)	4,932
Prepaid expenses	-	(2,400)
Accounts Receivable Shareholder	-	1,000
Inventory	(1,761)	(521)
Accounts payable	2,006	(1,905)
Accrued payroll and related	7,233	(3,782)
Deferred revenue	(88,583)	88,583
Net cash flows provided by (used in) operating activities	3,182	(1,182)

Cash flows from investing activities:
Purchases of certificates of deposit, net	0	5,637
Net cash flows provided by investing activities	0	5,637

Cash flows from financing activities:
Proceeds from convertible note payable	0	12,000
Net cash flows provided by financing activities	0	12,000

Net increase in cash	3,182	16,455

Cash - beginning of period	16,594	$139

Cash - end of period	$ 19,776	$ 16,594

Section 6 Notes to Financial Statements

1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company

Table Trac, Inc. (the Company) was formed under the laws of the State of Nevada in June 1995. The Corporation has its offices in Minnetonka, Minnesota. The Company has developed and sells an information and management system that automates various aspects of the operations of casino table games, Table Trac™.

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

The Company was formed on June 27, 1995, and was in the development stage through December 31, 2002. 2003 was the first year during which it is considered an operating company.

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

The Company's net operating loss carry forwards are fully allowed for December 31, 2004 and 2003. See Note 5.

Prior to 1999 the Company was treated as a Subchapter S corporation whereby revenues and expenses flow through to stockholders for inclusion on their individual returns. Accordingly, no income tax provision was provided in the Company's financial statements through December 31, 1999.

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

Customer Concentrations and Receivables

The Company sells to domestic and international companies and grants limited uncollateralized credit to customers based on credit worthiness.

100% of the Company's revenues from installation and licensing fees from installations of the Company's Table Trac™ system in 2004 and 2003 were from 8 customers. 2 customers accounted for 78% and 66% of revenues and 71% and 0% of accounts receivable in 2004 and 2004, respecively.

Management believes that receivables are fully collectible. While the ultimate loss may differ, management believes that any additional loss will not have a material impact on the Company's financial position. Due to uncertainties in the collection process, however, it is at least reasonably possible that management's estimate of the outcome will change during the next year.

No Supplier Concentration

The Company has developed the ability to manufacture its own Table Trac units. The Company is aware of local electronic manufacturers offering equivalent manufacturing capability whose services the Company could readily hire as needed.

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

Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding during the reporting period. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options or warrants, if dilutive. The number of additional shares is calculated by assuming that outstanding stock options or warrants were exercised and that the proceeds from the exercise were used to acquire shares of common stock at the average market price during the reporting period. All potentially dilutive common shares were excluded from the calculation of diluted earnings per share for 2003 because they were anti-dilutive.

New Accounting Pronouncements

In December 2003, the FASB issued FASB Interpretation ("FIN") No. 46R, "Consolidation of Variable Interest Entities," which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," which was issued in January 2003. The Company is required to apply FIN 46R to variable interests in variable interest entities ("VIE") created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The Company believes it has no variable interest entities and, therefore, FIN 46R did not have an impact on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement also includes required disclosures for financial instruments within its scope. For the Company, the Statement was effective for instruments entered into or modified after May 31, 2003, and otherwise will be effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, the Statement will be effective for the Company on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. The Company currently does not have any financial instruments that are within the scope of SFAS No. 150.

2 OPERATING LEASE

The Company leases its office facilities under an operating lease expiring in November 2005. Future minimum lease payments are as follows:

2005 $ 13,200

Rent expense was $14,400 and $28,800 in 2004 and 2003, respectively.

3 STOCKHOLDERS' EQUITY

Stock Options and Warrants

In October 2001 the Company implemented an Employee Stock Incentive Plan. This plan provides for the issuance of options to employees to purchase shares of the Company's common stock at an exercise price at least equal to the fair value of the Company's common stock at the grant date. These options are exercisable for a period of seven years from the date of grant. The Company has reserved 1,000,000 shares of its common stock for potential issuance under this plan. The following us a summary of all activity involving options and warrants:

		Weighted Average Exercise Price
	Outstanding Options

Balance, December 31, 2002	143,353	$ 0.83

Granted	467,500	0.13
Exercised	-
Cancelled	(40,167)	1.59

Balance, December 31, 2003	570,686	0.20

Granted	-
Exercised	-
Cancelled	(78,186)	0.64

Balance, December 31, 2004	492,500	$ 0.13

All options were exercisable as of December 31, 2004 and expire between May 2007 and October 2001

4 SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest was $368 and $977 for the years ended December 31, 2004 and 2003, respectively. There were no cash payments for income taxes for the years ending December 31, 2004 and 2003.

5 INCOME TAXES

The Company was treated as a subchapter S corporation from inception through December 31, 1998. Current and deferred income taxes for 2004 and 2003 were $0.

The reconciliation between expected federal income tax rates is as follows:

	2004		2003
	Amount	Percent	Amount	Percent
Expected federal tax $	$35,457	34%	$(32,884)	(34%)
Surtax exemption	(3,129)	(3)	2,900	3
State income tax, net of federal tax benefit	6,257	6	(4,183)	(6)
Valuation and utilization of net operating loss carryforwards	$38,585	37	34,167	(37)
Total	-	-%	-	-%

The Company has fully allowed for its net operating carryforwards as follows:

	2004	2003
Allowance for doubtful accounts	$- 0 -	$10,000
Inventory valuation allowance	$6,000	6,000
Deferred tax asset relating to net operating loss carryforwards	323,000	362,000
Valuation allowance	329,000	378,000
Deferred tax asset	$-	$-

At December 31, 2004, the Company has carryforwards available to offset future taxable income as follows

Year ending December 31,	Federal	State
2019	$33,000	$33,000
2020	141,000	141,000
2021	340,000	340,000
2022	194,000	194,000
2023	90,000	90,000
Totals	$798,000	$798,000