Form 10QSB
period 2005-03-31
TABLE TRAC INC
filed 2005-05-03
CIK 1090396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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
None

Securities registered pursuant to Section 12(g) of the Act:
3,831,534 Shares Of Common Stock

Table Trac, Inc.

I N D E X
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Balance Sheets as of March 31, 2005 and December 31, 2004
Statements of Operations for the three months ended March 31, 2005 and 2004
Statements of Cash Flows for the three months ended March 31, 2005 and 2004
Selected Notes to Financial Statements
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES

Part I. FINANCIAL INFORMATION

Item I. FINANCIAL STATEMENTS

TABLE TRAC, INC.

BALANCE SHEETS

	March 31, 2005 (unaudited)	December 31, 2004
ASSETS
Current assets:
Cash	$30,359	$19,776
Accounts receivable, no allowance for doubtful accounts deemed necessary for Dec. 2004	128,370	26,396
Prepaid expenses	16,689	2,400
Inventory	21,221	2,956
Total current assets	196,639	51,528

Patent, net of accumulated amortization	16,033	16,374

Total assets	212,672	67,902

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$ 13,158	$ 5,874
Accrued payroll and related	1,674	11,077
Deferred revenue	100,000	-
Total current liabilities	114,832	16,951

Stockholders’ equity (deficit):
Restricted common stock warrant conversion subscriptions received	13,281
Common stock, no par value; 5,000,000 shares authorized: 3,831,534 shares issued and outstanding in 2005 and 2004, respectively	1,302,302	1,302,302
Retained deficit	(1,217,743)	(1,251,351)
Total stockholders’ equity	97,840	50,951

Total liabilities and stockholders’ equity	$212,672	$ 67,902

Table Trac, Inc.
Statements Of Operations
(Unaudited)

		Three Months Ending
		Jan - Mar '05	Jan - Mar '04
Ordinary Income/Expense
	Total Income	165,745	274,391
	Total COGS	17,735	18,885
	Gross Profit	148,010	255,506
	Total Operating Expense	114,401	81,449
Net Ordinary Income		33,608	174,057
Other Income/Expense
	Interest Income	0	0
Net Income Before Taxes		33,608	174,057
Income Taxes		0	-0-
Net Income		$33,608	$ 174,057
Basic earnings per share		$ 0.01	$ 0.05
Weighted average basic shares outstanding		3,831,534	3,831,534
Diluted earnings per share		$ 0.007	$ 0.042
Weighed average diluted shares		4,112,377	4,112,377

Table Trac, Inc.
Statements of Cash Flows
(Unaudited)

			Jan - Mar '05	Jan - Mar '04
OPERATING ACTIVITIES
	Net Income		33,608	174,057
	Adjustments to reconcile Net Income to net cash provided by operations:
		Accounts receivable	(101,974)	(67,502)
		Inventory	(18,265)	1389
		Accounts payable	(7,005)	1525
		Deferred revenue	100,000	(88,583)
		Payroll liabilities	(9,404)	2,283
		Patents:Amoritization	341	341
Net cash provided by Operating Activities			(3,381)	(150,939)
INVESTING ACTIVITIES
	Restricted common stock warrant conversion subscriptions received		13,281	-0-
Net cash provided by Investing Activities			13,281	-0-
	Net cash increase for period		$10,583	$23,509
	Cash at beginning of period		19,776	16,594
Cash at end of period			$30.359	$40,103

Table Trac, Inc.
SELECTED NOTES TO FINANCIAL STATEMENTS
March 31, 2005

Note 1. Condensed Financial Statements:

The condensed balance sheet as of March 31, 2005, the statement of operations and cash flows for the periods ended March 31, 2005 and 2004 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include normal recurring adjustments and adjustments to revenues for compliance with the company's revenue recognition policy) necessary to present fairly the financial position, results of operations and changes in cash flows at March 31, 2005 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2004 audited financial statements filed on form 10-KSB. The results of operations for the period ended March 31, 2005 are not necessarily indicative of the operating results for the full year.

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

Note 3. Customer Concentration: 8 Casinos customers comprised 98% of the Company's revenues from installation and licensing fees from the installation of the Company's Table Trac(TM) system through March 2005.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview:

Table Trac, Inc.'s patented real-time management system product automates and monitors the operations of casino floors. The Table Trac(TM) system (patent number 5,957,776) is available for an installation and monthly license fee from the Company. The system is operating in 8 Midwest casinos. The Company's primary mission is to provide a high level of support for its customers systems in the field and to promote its product lines to new casinos. The Company has completed R & D and testing which expands its product line to provide complete casino floor accounting & tracking. Two of these systems were sold in the first quarter accounting for a portion of the recognized revenue and making up the entrirety of the defferred revenues as of March 31, 2005.

Results of Operations:

Revenues in the quarter ended March 31 2005 decreased to $165,745 from $274,390 in 2004 . In 2004 there were 4 system installations and increased license and maintenance fees where 2005 included 50% of a single system installation along with license and maintenance fees. Cost of sales in the quarter ended March 31 decreased in 2005 to $17,735 from $18,885 in 2004. Most of the cost of sales total is associated with the system installation that occured in the first quarter 2005. Operating expenses in the quarter ended March 31 increased in 2005, to $114,401 from $81,449 in 2004. The major changes were increased payroll, employee benefit and sales expenses in 2005 compared to 2004. The result was that there was a gain of $33,608 in the first quarter of 2005 compared with a gain of $174,056 in the first quarter 2004. The net gain per share was $0.01 in the first quarter 2005, with a net diluted gain per share of $0.01 compared to a net gain per share of $0.04 in the first quarter 2004.

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
Date April 19, 2005
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

Date: April 19, 2005
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

Date: April 19, 2005
Signed: /s/Chad Hoehne
Name Chad Hoehne
Title: Chief Executive Officer and principal financial officer