Form 10QSB
period 2005-06-30
TABLE TRAC INC
filed 2005-08-19
CIK 1090396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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
3,831,534 Shares Of Common Stock

Table Trac, Inc.

I N D E X
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Balance Sheets as of June 30, 2005 (unaudited) and December 31, 2004 (audited)
Statements of Operations for the three months and six months ended June 30, 2005 and 2004 (unaudited)
Statements of Cash Flows for the six months ended June 30, 2005 and 2004 (unaudited)
Selected Notes to Financial Statements (unaudited)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES

Part I. FINANCIAL INFORMATION

Item I. FINANCIAL STATEMENTS

	June 30, 2005 (unaudited)	December 31, 2004
ASSETS
Current assets:
Cash	$106,597	$19,776
Accounts receivable, no allowance for doubtful accounts deemed necessary	265,376	26,396
Inventory	8,560	2,956
Prepaid expenses	2,400	2,400
Total current assets	382,933	51,528

Patent, net of accumulated amortization	15,692	16,374

Total assets	$398,625	$67,902

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$ 1,919	$ 5,874
Accrued payroll and related	2,606	11,077
Deferred revenue	157,636	-
Total current liabilities	162,161	16,951

Stockholders’ equity (deficit):
Restricted common stock warrant conversion subscriptions received	13,281
Common stock, no par value; 5,000,000 shares authorized: 3,831,534 shares issued and outstanding in 2005 and 2004, respectively	1,302,302	1,302,302
Retained deficit	(1,079,119)	(1,251,351)
Total stockholders’ equity	236,464	50,951

Total liabilities and stockholders’ equity	$389,625	$ 67,902

Table Trac, Inc.
Statements Of Operations
(Unaudited)

		Three Months Ending		Six Months Ending
		April - June '05	April - June '04	Jan. - June '05	Jan. - June '04

Net Sales		453,893	48,283	619,638	322,540
Total COGS		118,108	5,989	135,843	24,735
	Gross Profit	335,785	42,294	483,795	297,805
Total Operating Expense		197,161	109,891	311,563	191,343
	Income (Loss) from operations	138,624	(67,597)	172,232	106,462
Other Income/Expense
	Interest Expense	0	349	0	368
Net Income (loss) Before Taxes		138,624	(67,946)	172,232	106,094
Income Taxes		0	-0-	-0-	-0-
Net Income (loss)		$ 138,624	$(67,946)	$172,232	$ 106,094
Basic earnings (loss) per share		$ 0.036	(0.018)	$ 0.045	0.028
Weighted average basic shares outstanding		3,831,534	3,831,534	3,831,534	3,831,534
Diluted earnings (loss) per share		$ 0.034	$ (0.018)	$ 0.042	$ 0.026
Weighed average diluted shares		4,112,377	3,831,534	4,112,377	4,112,377

Table Trac, Inc.
Statements of Cash Flows
(Unaudited)

			Jan - June '05	Jan - June '04
OPERATING ACTIVITIES
	Net Income		$172,232	$106,094
	Adjustments to reconcile Net Income to net cash provided by operations:
		Accounts receivable	(238,980)	(15,784)
		Inventory	(5,604)	780
		Accounts payable	(3,955)	1,784
		Deferred revenue	157,636	(88,583)
		Payroll liabilities	(8,471)	(2,754)
		Patents:Amoritization	682	682
Net cash provided by Operating Activities			73,540	2,219
INVESTING ACTIVITIES
	Restricted common stock warrant conversion subscriptions received		13,281	-0-
Net cash provided by Investing Activities			13,281	-0-
	Net cash increase for period		$86,821	$2,219
	Cash at beginning of period		19,776	16,594
Cash at end of period			$106,597	$18,813

Table Trac, Inc.
SELECTED NOTES TO FINANCIAL STATEMENTS
June 30, 2005

Note 1. Condensed Financial Statements:

The condensed balance sheet as of June 30, 2005, the statement of operations and cash flows for the periods ended June 30, 2005 and 2004 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include normal recurring adjustments and adjustments to revenues for compliance with the company's revenue recognition policy) necessary to present fairly the financial position, results of operations and changes in cash flows at June 30, 2005 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2004 audited financial statements filed on form 10-KSB. The results of operations for the period ended June 30, 2005 are not necessarily indicative of the operating results for the full year.

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

Note 3. Customer Concentration: Nine customers comprised 100% of the Company's revenues for the six months ended June 30, 2005.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview:

Table Trac, Inc.'s patented real-time management system product automates and monitors the operations of casino table games (blackjack, craps, etc.) The Table Trac(TM) system (patent number 5,957,776) is available for an installation and monthly license fee from the Company. The system is operating in 9 Midwest casinos. The Company's primary mission is to provide a high level of support for its customers systems in the field. Continued efforts to expand the Company's sales through marketing are ongoing. Development to expand the products offered, and expand the functionality of existing products have been ongoing. Predicted revenues from the development efforts in 2004 on new product offerings have been realized in 2005.

Results of Operations:

Revenues for the three months ended June 30 increased to $453,893 in 2005 from $48,283 in 2004. New system installations in the second quarter accounted for the increase in revenues. Cost of sales for the three months ended June 30 increased in 2005 to $118,108 from $5,989 in 2004 as a result of new systems installations in 2005. Operating expenses for the three months ended June 30 increased in 2005, to $197,161 from $109,891 in 2004. The major changes were increased travel, payroll and employee benefits in 2005 compared to 2004. The result was that there was net income of $138,624 for the three months ended June 30, 2005 compared to a net loss of $67,946 for the three months ended June 30, 2004. The basic earnings per share was $0.036 for the three months ended June 30, 2005, compared to $(0.018) for the three months ended June 30, 2004.

Revenues for the six months ended June 30 increased to $619,638 in 2005 from $322,540 in 2004. Three system installations accounted for the majority of the increase along with increased license and maintenance fees. Cost of sales for the six months ended June 30 increased in 2005 to $135,843 from $24,735 in 2004 as a result of manufacturing hardware for systems installations. Operating expenses in the six months ended June 30 increased in 2005, to $311,563 from $191,343. The major changes were increased payroll, employee benefits and sales expenses in 2005 compared to 2004. The result was net income of $172,232 for the six months ended June 30, 2005 compared to a net income of $106,094 for the six months ended June 30, 2004. The basic earnings per share was $0.045 for the first six months ended June 30, 2005, compared to $(0.028) for the six months ended June 30, 2004.

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
Date August 16, 2005
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

Date: August 16, 2005
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

Date: August 16, 2005
Signed: /s/Chad Hoehne
Name Chad Hoehne
Title: Chief Executive Officer and principal financial officer