Form 10QSB
period 2005-09-30
TABLE TRAC INC
filed 2005-11-14
CIK 1090396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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
3,959,034 Shares Of Common Stock

Table Trac, Inc.

I N D E X
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Balance Sheets as of September 30, 2005 (unaudited) and December 31, 2004 (audited)
Statements of Operations for the three months and nine months ended September 30, 2005 and 2004 (unaudited)
Statements of Cash Flows for the six months ended September 30, 2005 and 2004 (unaudited)
Selected Notes to Financial Statements (unaudited)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES

Part I. FINANCIAL INFORMATION

Item I. FINANCIAL STATEMENTS

	September 30, 2005 (unaudited)	December 31, 2004
ASSETS
Current assets:
Cash	$87,945	$19,776
Accounts receivable, no allowance for doubtful accounts deemed necessary	285,643	26,396
Inventory	6,835	2,956
Prepaid expenses	2,400	2,400
Total current assets	382,823	51,528

Patent, net of accumulated amortization	15,351	16,374

Total assets	$398,174	$67,902

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$ 13,175	$ 5,874
Accrued payroll and related	10,571	11,077
Deferred revenue	-	-
Total current liabilities	23,746	16,951

Stockholders’ equity (deficit):
Restricted common stock warrant conversion subscriptions received	0
Common stock, no par value; 5,000,000 shares authorized: 3,831,534 shares issued and outstanding in 2005 and 2004, respectively	1,315,583	1,302,302
Retained deficit	(941,155)	(1,251,351)
Total stockholders’ equity	374,428	50,951

Total liabilities and stockholders’ equity	$398,174	$ 67,902

Table Trac, Inc.
Statements of Operations
(Unaudited)

		Three Months Ending		Nine Months Ending
		July - Sept '05	July - Sept '04	Jan. - Sept '05	Sept. - June '04

Net Sales		$462,299	$117,971	$1,081,937	$440,509
Total COGS		114,492	9,644	250,335	34,416
	Gross Profit	347,807	108,327	831,602	406,093
Total Operating Expense		209,843	86,996	521,406	278,340
	Income (Loss) from operations	137,964	21,331	310,196	127,753
Other Income/Expense
	Interest Expense	0	0	0	368
Net Income (loss) Before Taxes		137,964	21,331	310,196	127,385
Income Taxes		0	-0-	-0-	-0-
Net Income (loss)		$ 137,964	$21,331	$310,196	$ 127,385
Basic earnings (loss) per share		$ 0.035	0.006	$ 0.080	0.033
Weighted average basic shares outstanding		3,959,034	3,831,534	3,895,284	3,831,534
Diluted earnings (loss) per share		$ 0.033	$ 0.006	$ 0.075	$ 0.033
Weighed average diluted shares		4,112,377	3,831,534	4,112,377	3,831,534

Table Trac, Inc.
Statements of Cash Flows
(Unaudited)

			Jan - Sept '05	Jan - Sept '04
OPERATING ACTIVITIES
	Net Income		$310,196	$127,385
	Adjustments to reconcile Net Income to net cash provided by operations:
		Accounts receivable	(259,247)	(55,203)
		Inventory	(3,879)	825
		Accounts payable	7,301	9,423
		Deferred revenue	- 0 -	(6,097)
		Payroll liabilities	(506)
		Patents amoritization	1023	1023
Net cash provided by Operating Activities			54,888	77,356
INVESTING ACTIVITIES
	Restricted common stock warrant conversion subscriptions received		13,281	-0-
Net cash provided by Investing Activities			13,281	-0-
	Net cash increase for period		$68,169	$77,356
	Cash at beginning of period		19,776	16,594
Cash at end of period			$87,945	$93,950

Table Trac, Inc.
SELECTED NOTES TO FINANCIAL STATEMENTS
September 30, 2005

Note 1. Condensed Financial Statements:

The condensed balance sheet as of September 30, 2005, the statement of operations and cash flows for the periods ended September 30, 2005 and 2004 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include normal recurring adjustments and adjustments to revenues for compliance with the company's revenue recognition policy) necessary to present fairly the financial position, results of operations and changes in cash flows at September 30, 2005 and for all periods presented have been made.

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

Note 3. Customer Concentration: Ten casino customers comprised 100% of the Company's revenues for the nine months ended September 30, 2005.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview:

Table Trac, Inc.'s patented real-time management system product automates and monitors the operations of casino table games (blackjack, craps, etc.) The Table Trac(TM) system (patent number 5,957,776) is available for an installation and monthly license fee from the Company. The system is operating in 10 casinos. The Company's primary mission is to provide a high level of support for its customers systems in the field. Continued efforts to expand the Company's sales through marketing are ongoing. Development to expand the products offered, and expand the functionality of existing products have been ongoing. Predicted revenues from the development efforts in 2004 on new product offerings have been realized in 2005.

Results of Operations:

Revenues for the three months ended June 30 increased to $462,299 in 2005 from $117,971 in 2004. One new system installation in the third quarter accounted for the increase in revenues. Cost of sales for the three months ended September 30 increased in 2005 to $114,492 from $9,644 in 2004 as a result of new systems installations in 2005. Operating expenses for the three months ended September 30 increased in 2005, to $209,843 from $86,996 in 2004. The major changes were increased travel, increases to payroll during installations, sales commissions and employee benefits in 2005 compared to 2004. The result was that there was net income of $137,964 for the three months ended September 30, 2005 compared to net income of $21,331 for the three months ended September 30, 2004. The basic earnings per share was $0.035 for the three months ended September 30, 2005, compared to $0.006 for the three months ended September 30, 2004.

Revenues for the nine months ended September 30 increased to $1,081,937 in 2005 from $440,509 in 2004. Four system installations accounted for the majority of the increase along with increased license and maintenance fees. Cost of sales for the nine months ended September 30 increased in 2005 to $250,335 from $34,416 in 2004 as a result of manufacturing and installing hardware for systems. Operating expenses in the nine months ended September 30 increased in 2005, to $521,406 from $278,340. The major changes were increased expenses to support installations, sales commissions, payroll, employee benefits and sales in 2005 compared to 2004. The result was net income of $310,196 for the nine months ended September 30, 2005 compared to a net income of $127,753 for the nine months ended September 30, 2004. The basic earnings per share was $0.080 for the nine months ended September 30, 2005, compared to $(0.033) for the nine months ended September 30, 2004.

Accounting Procedures:

Management has recognized that expenses related to the installation and training on its new systems have traditionally been booked as operating expenses. For prior years operations the effect was negligible. Beginning in September the Company has begun to recognize these expenses as a cost of sales associated with its installations instead of general operating costs. This change has no affect on Company's net income but in the future will more accurately reflect the cost of sales and operating expenses.

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

Table Trac, Inc.
Date November 10, 2005
By: /s/ Chad Hoehne
President CEO

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO SECURITIES EXCHANGE ACT OF 1934
RULE 13a-14(a) OR 15d-14(a)

I, Chad Hoehne, certify that:

1. I have reviewed and read this Quarterly Report on Form 10-QSB of Table Trac, Inc.;
2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;
3. Based on my knowledge, the financial statements and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Quarterly Report;
4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
(a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervisions, to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;
(b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this Quarterly Report based on such evaluation; and
(c) disclosed in this Quarterly Report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5. I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and board of directors performing the equivalent functions of an audit committee:
(a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting; and

Date: November 14, 2005
By: /s/ Chad Hoehne
Name: Chad Hoehne
Title: Chief Executive Officer and principal financial officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO SECURITIES EXCHANGE ACT OF 1934
RULE 13a-14(a) OR 15d-14(a)

I, Chad Hoehne certify that:

6. I have reviewed and read this Quarterly Report on Form 10-QSB of Table Trac, Inc.;
7. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;
8. Based on my knowledge, the financial statements and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Quarterly Report;
9. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
(a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervisions, to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;
(b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this Quarterly Report based on such evaluation; and
(c) disclosed in this Quarterly Report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
10. I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and board of directors performing the equivalent functions of an audit committee:
(a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting; and

Date: November 14, 2005

By: /s/ Chad Hoehne
Chief Executive Officer and principal financial officer

CERTIFICATION PURSUANT TO SECURITIES EXCHANGE ACT OF 1934
RULE 13a-14(b) OR 15d-14(b) AND
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Table Trac, Inc. (the "Company") on Form 10-QSB for quarter ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Quarterly Report"), I, Chad Hoehne, Chief Executive Officer of the Company, certify for the purpose of complying with Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Section 1350 of Chapter 63 of Title 18 of the United States Code, that:
1. the Quarterly Report fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act; and
2. the information contained in the Quarterly Report fairly presents, in all material respect, the financial condition and results of operations of the Company.

Dated: November 14, 2005
By: /s/ Chad Hoehne
Chief Executive Officer and principal financial officer

CERTIFICATION PURSUANT TO SECURITIES EXCHANAGE ACT OF 1934
RULE 13a-14(b) OR 15d-14(b) AND
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Table Trac, Inc. (the "Company") on Form 10-QSB for quarter ended September 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Quarterly Report"), I, Chad Hoehne, Chief Financial Officer of the Company, certify for the purpose of complying with Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Section 1350 of Chapter 63 of Title 18 of the United States Code, that:
3. the Quarterly Report fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act; and
4. the information contained in the Quarterly Report fairly presents, in all material respect, the financial condition and results of operations of the Company.

Dated: November 14, 2005

By: /s/ Chad Hoehne
Chief Executive Officer and principal financial officer