Form 10KSB
period 2005-12-31
TABLE TRAC INC
filed 2006-03-31
CIK 1090396

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005
Commission File No. 0-28383

TABLE TRAC, INC.
(Exact name of registrant as specified in its charter)

Nevada -----------------------------------------------------88-0336568
(State or other jurisdiction of Incorporation or Organization)---------(IRS Employer Identification No.)

15612 Highway 7, Suite 250 Minnetonka, Minnesota 55345
(Address of principal executive office) ----------------(Zip Code)

Registrant's telephone number: (952) 548-8877

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
3,959,034 Shares Of Common Stock

Common Stock, (par value $0.001)
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X NO___

The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 15, 2006 was approximately $2,771,000, based on the closing sale price as reported on OTCBB for the registrant's common stock on March 15, 2006.

3,959,034 shares of Registrant's Common Stock, no par value were outstanding on March 15, 2006, prior to the effectiveness of the latest practicable date.

DOCUMENTS INCORPORATED BY REFERENCE
None.

CONTENTS

PART I

Item 1. Description of Business

Item 2. Description of Property

Item 3. Legal Proceedings

Item 4. Submission of Matters to a Vote of Security Holders

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 7. Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 8A. Controls and Procedures

Item 8B. Other Information

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Item 10. Executive Compensation

Item 11. Security Ownership of Certain Benefitial Owners and Management and Related Shareholder Matters

Item 12. Certain Relationships and Related Transactions

PART IV

Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Item 14. Principal Accountant Fees and Services

FORWARD LOOKING STATEMENTS

In this annual report, references to "the Company" "we," "us," and "our" refer to Table Trac, Inc.

This annual report contains certain forward-looking statements and for this purpose any statements contained in this annual report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within the Company's control. These factors include but are not limited to economic conditions generally and in the markets in which the Company may participate; competition within the Company's chosen industry, including competition from much larger competitors; technological advances and failure by the Company to successfully develop business relationships.

PART I

Item 1. - DESCRIPTION OF BUSINESS

Table Trac, Inc. (the "Company" or "Table Trac") is a Nevada Corporation, formed on June 27, 1995, with principal offices in Minnetonka, Minnesota.

The Company has developed and patented (U.S. patent # 5,957,776) a proprietary information and management system (Table Trac) that automates and monitors the operations of casino table games. In addition to table games management, since 2000 Table Trac has been adding functionality developing related casino system modules for guest rewards and loyalty club, marketing analysis, guest service, promotions administration / management, vault/cage management and audit / accounting. All of these modules use Table Tracs simple to learn browser based interface.

In 2005, the Company launched new products in the areas of promotions administration and management, customer mailing for tiered pre-encoded promotional marketing, gaming machine on-line accounting and management, gaming machine vault cage operations, touch screen customer service kiosks, guest service paging and wireless handheld communications. The addition of these modalities has transformed Table Tracs role from a ""niche" supplier of peripheral product offerings to one of a full line single source supplier. The Company believes that this development has greatly enhanced their opportunities for new system sales in the marketplace, which has been demonstrated in 2005.

Table Trac is able to offer systems of comparable function to their Las Vegas based competitors at a significant cost savings by utilizing innovative technology and programming resources. Table Trac now has over 10 years of on-table experience, 8+ years of customer reward and loyalty programs and over 7.7 million successful gaming machine hours of operation. Table Trac is positioned favorably to compete for the casino systems business of a broader cross section of casinos seeking to reduce the cost of their systems and improve the reliability and accountability of their operations.

TABLE TRAC INSTALLATIONS

Table Trac currently has systems installed with on-going support and maintenance contracts at nine casinos in Minnesota, Wisconsin and Florida.

AVAILABILITY OF TABLE TRAC

Table Trac systems are available for purchase from the Company to any legal gambling casino in the U.S. and most legal casinos operating outside the U.S. Systems are purchased, installed and sold with a monthly license and maintenance contract whereby Table Trac Inc. performs required maintenance on its systems to assure trouble free operations.

MANUFACTURING CAPABILITIES

The Company designs and manufactures its own Table Trac table units and gaming machine interface boards, using the services of 3rd party electronics assembly houses. The Company is aware of local electronic manufacturers offering equivalent manufacturing capability whose services the Company could readily hire as needed.

TRADEMARKS AND PATENTS

Table Trac's management has actively pursued trademark and patent protection for the Company and its products. In the course of it existence, Table Trac has spent in excess of $24,000 to secure those protections.

The Company filed for its provisional patent application in August of 1995, and filed for its Final Application in August 1996. This application was approved and issued on September 28, 2000, as patent number 5,957,776.

The Company filed to register its Trademark ("TABLE TRAC") in September of 1996. The Trademark was issued on September 7, 2000, as Trademark number 2,275,137.

Environmental Compliance

The Company believes that it is in compliance with all current federal and state environmental laws.

Employees

As of December 31, 2005, the Company had three full-time employees.

Competition

The Company is unaware of any other systems that compete directly with the table games management and "on table" table player tracking and game management that the Table Trac system offers. Others offer substantially the same functions for player tracking in various forms, primarily as "off table" functions performed at the pit podium. The Company is aware of two companies pursuing a technology which automates player ratings completely. If successfully completed, the Company does not expect these systems to compete with Table Trac's solution in the markets it pursues due to a prohibitive product cost that is projected. The Company is aware of other "players club" and gaming machine online systems that compete. These companies have greater resources than the Company.

RECENT DEVELOPMENTS

A Wisconsin casino has placed an order for a new system. This will be Table Trac's 10th casino customer and is expected to be installed in April 2006.

Item 2. - PROPERTY

Table Trac's operations are headquartered in Minnetonka, Minnesota. The Company's lease for its facility requires monthly payments of $1,260, pursuant to a lease agreement that expires Nov 2006.

Item 3. - LEGAL PROCEEDINGS

None

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

Item 5. - MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock has been traded on the OTC Bulletin Board ("OTCBB") since July 17, 2000, before that time there was no activity.

Price per Share Calendar Year 2004	High	Low
First Quarter	$0.35	$0.20
Second Quarter	$0.75	$0.35
Third Quarter	$0.35	$0.42
Fourth Quarter	$1.00	$0.40

Price per Share Calendar Year 2005	High	Low
First Quarter	$0.76	$0.36
Second Quarter	$0.77	$0.46
Third Quarter	$0.60	$0.40
Fourth Quarter	$0.77	$0.47

There are more than 100 holders of record of the common stock of the Company. There have never been any dividends, cash or otherwise, paid on the common shares of the Company.

RECENT SALE OF UNREGISTERED SECURITIES

In the 4th quarter of 2005, warrants dating from 2001 were exercised, a total of 127,500 shares were issued at the warrant price of $0.125

Item 6. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Years Ended December 31, Income Statement Data	2005	2004
Net Sales	$1,184,956	$ 595,229
Net Income	$ 302,773	$ 104,284
Basic earnings per share	$ 0.079	$ 0.027

As of December 31, Balance Sheet Data	2005	2004
Total Assets	$391,145	$ 67,902
Total Liabilities	$ 24,140	$ 16,951
Stockholders' Equity	$ 367,005	$ 50,951

Table Trac has achieved several important milestones, including ten years serving the gaming industry with quality systems and one year of successful operations as a full service casino systems provider. These milestones have transformed the Company's role from a ""niche" supplier of peripheral product offerings to one of a full line single source systems supplier. Credibility in this role is being established with a full year of successful operations as a matter of record. Table Trac is now undertaking steps to more effectively market the Company and its products in this new supplier role. The Company is simultaneously planning investments in personnel and manufacturing to support a growing number of casino clients.

Results of Operations YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004.

Revenues increased in 2005 by 99% over 2004, to $1,184,956 up from $595,229 due to sales of its new system products.

Cost of sales increased in 2005 to $292,496 from $90,776 2004. This increase of $201,720 was due to costs of manufacturing the custom Table Trac hardware involved in the system installations.

The Gross margin in 2005 is $892,460 or 75% compared with 85% in 2004, the decrease was due to the 2005 system sales having more custom built hardware than the systems in previous years.

Operating expenses increased from $399,801 in 2004 to $589,687 in 2005. The increase of $189,886 was due to additional salary, benefits expenses and executive performance bonuses.

As a result the net income for 2005 was $302,773 as compared to net income for 2004 of $104,284. This was a gain of $198,489 over the same period last year.

Basic earnings per share in 2005 was $0.079 compared to a basic earnings per share in 2004 of $0.027.

On December 31, 2005, the total stockholders equity was $367,005. This compared to a stockholders equity of $50,951 in 2004.

LIQUIDITY AND CAPITAL RESOURCES

In 2005, the Company increased its positive cash position by $80,220 to $99,996 through collections of system sales and re-occurring license and maintenance fee revenues.

The Company is not capital intensive. The basic product of the Company is its computer software developed by its employees. Most manufacturing is done after the Company receives an order, so there is little product inventory held by the Company. After an order is completed, the Company's personnel train the casinos technicians who do most of the installation as part of training to learn the system.

There are no known trends, events or uncertainties that are likely to have a material impact on the Company's short or long-term liquidity. The primary source of liquidity in both the short term and long term will be from sales of new systems and monthly maintenance revenues from existing contracts. Based on sales trends, management will manage its expenditure levels. Management believes that the Company has adequate cash to meet its obligations and continue operations for both existing customer contracts and ongoing product development for the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

None.

As of the date of this Annual Report, the Company does not have any off-balance sheet arrangements.

The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have: (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Item 7. -FINANCIAL STATEMENTS

The financial statements of the Company, the accompanying notes and the report of the independent registered public accounting firm are part of this Form 10-KSB following the signature page.

Item 8. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 8A. - CONTROLS AND PROCEDURES

As a small business, non-accelerated filer, the company is not required to implement Sarbanes Oxley; however, the company is taking steps consistent with its size to provide independent review and safeguards against fraud. Our Board of directors and the CEO/Chairman have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and determined there to be no significant deficiencies in these procedures. Also, there were no changes made or corrective actions to be taken related to our internal control over financial reporting.

Since the Company does not have a formal audit committee, its Board of Directors oversees the responsibilities of the audit committee. The Board is fully aware that there is lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters. However, the Board has determined that considering the employees involved and the control procedures in place, risks associated with such lack of segregation are insignificant and the potential benefits of adding employees to clearly segregate duties does not justify the expenses associated with such increases at this time.

Item 8A. - CONTROLS AND PROCEDURES

None

PART III

Item 9. - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT .

The executive officers and directors of the Company, with a brief description, are as follows:

Name	Age	Position
Chad B. Hoehne	43	Chairman, President	Mr. Hoehne is the Chairman, President and founder of the Company. He has a BS degree in Business Administration from Mankato State University. Mr. Hoehne was employed by Micro Control Company from 1985 to 1993.
Robert R Siqveland	61	Secretary	Mr. Siqveland is the Director of Marketing and the Corporate Secretary. He was an investment advisor and venture capitalist for twenty-five years. Mr. Siqveland has worked with Table Trac in various capacities for the past six years.
Thomas Oliveri	43	Director	Tom Oliveri is Executive Vice President and Chief Operating Officer of Global Payment Technologies, Inc. (GPT), a worldwide leader in automated currency acceptance and validation. Mr. Oliveri, who also is a member of GPT's Board of Directors, joined the company in January 1999. Mr. Oliveri possesses over twenty-two years of diverse manufacturing experience, including fifteen years in senior management positions encompassing a variety of manufacturing venues from military electronics and aviation to medical devices. Mr. Oliveri holds a Bachelor of Science degree from the State University at Oswego and a Master of Science degree from the State University at Stony Brook.

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

Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than five percent of our common stock to file initial reports of ownership and reports of changes in ownership of our common stock with the SEC. Officers, directors and ten-percent or greater beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2005 and representations from these reporting persons, no Forms 5 were required.

Code of Ethics

Table Trac has adopted a code of ethics for our principal executive and financial officers. The management promotes honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

Item 10. - EXECUTIVE COMPENSATION.

In 2005 and during the past three years, Mr. Hoehne has fulfilled the duties of chief financial officer, corporate administrator, performing the corporate accounting and finance activities, chairman and president, in addition to programming and technology development. For fulfilling these responsibilities the total executive compensation was $290,746 and $149,485 for years ended December 31, 2005 and 2004, respectively.

In 2005 and during the past three years, Mr. Siqveland has fulfilled the duties of corporate secretary, customer services, installation training and corporate development, as well as National Sales Manager. For fulfilling these responsabilities the total executive compensation was $92,950 and $77,000 for the years ended December 31, 2005 and 2004, respectively.

Options Granted in 2005

None

Aggregated Options Exercises in 2005 and Year End Option Values

Chad Hoehne holds employee stock options in the amount of 125,000 shares.
Robert Siqveland holds employee stock options of 225,000 shares.

Boards' Compensation in 2005

None

Item 11. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

There are presently 3,959,034 shares of the Company's common shares outstanding. The following table sets forth the information as of December 31, 2005 to the ownership of each person who, as of this date, owns of record, or is known by the Company to own beneficially, more than five per cent of the Company's common stock, and in addition, by each director and executive officer of the Company, and by all directors and executive officers as a group.

Name	Shares of Common Stock	Percent of Ownership
Chad and Sally Hoehne (1)	1,241,100	31.34%
Robert Siqveland, Director	25,000	0.63%
Thomas Oliveri, Director	15,000*	0.38%*
Directors and Officers as a group	1,281,100	32.35%

*Subscribed but not issued or vested at 12/31/5005

(1) Sally Hoehne is the wife of the President of the Company (Chad Hoehne).

Securities Authorized Under Equity Compensation Plans

The following table lists the securities authorized for issuance under any equity compensation plans approved by our shareholders and any equity compensation plans not approved by our shareholders. This chart also includes individual compensation arrangements. Descriptions of these plans are provided below.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a) (c)
Equity compensation plans approved by security holders	492,500	$0.13	507,500
Equity compensation plans not approved by security holders	- 0 -	- 0 -	- 0 -

Item 12. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None

PART IV

Item 13. - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) Attached are the Financial Statements and the Report of the Independent Registered Public Accounting Firm.

(b) The Company had no events to report on Form 8-K in 2005.

(c) There are no exhibits.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent auditor, Carver Moquist & O'Connor, LLC (formerly known as Carver Moquist & Associates, LLC), billed an aggregate of $16,644 for audit services, including the quarterly review of the Company's Form 10-QSB during 2005. No additional fees were paid to Carver Moquist & O'Connor, LLC.

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

Dated March 31, 2006

TABLE TRAC, INC.

Table Trac, Inc. ______/s/_Chad B. Hoehne_______________
Chad B. Hoehne, Chief Executive Officer

CERTIFICATION

I, Chad B. Hoehne, Chief Executive Officer of Table Trac, Inc. (the "Registrant"), certify that:

1. I have reviewed this annual report on Form 10-KSB for the year ended December 31, 2005 of Table Trac, Inc.;

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

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation; and

c) Disclosed in this annual report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.

Date:

March 31, 2006

Table Trac, Inc. ______/s/_Chad B. Hoehne_______________
Chad B. Hoehne, Chief Executive Officer

TABLE TRAC, INC. CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. 1350)

The undersigned, Chad B. Hoehne, the Chairman and President of Table Trac, Inc. (the "Company") has executed this Certification in connection with the filing with the Securities and Exchange Commission of the Company's amended Annual Report on Form 10-KSB for the year ended December 31, 2005 (the "Report"). The undersigned hereby certifies that: · the Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and · the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company. IN WITNESS WHEREOF, the undersigned has executed this Certification as of the 31th day of March 2006.

Table Trac, Inc. ______/s/_Chad B. Hoehne_______________
Chad B. Hoehne, Chief Executive Officer

TABLE TRAC, INC.

FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005 AND 2004

Section 1. Independent Auditors' Reports

CARVER MOQUIST & O'CONNOR, LLC
(f/k/a Carver, Moquist & Associates, LLC)
Certified Public Accountants and Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Table Trac, Inc.

We have audited the accompanying balance sheets of Table Trac, Inc. as of December 31, 2005 and 2004, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Table Trac, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Carver Moquist & O'Connor, LLC

Bloomington, Minnesota
March 31, 2006

Section 2. Financial Statements: Balance Sheets

TABLE TRAC, INC.

BALANCE SHEETS

	December 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash	$99,996	$19,776
Accounts receivable, no allowance for doubtful accounts deemed necessary for 2005 and 2004	266,973	26,396
Inventory	6,767	2,956
Prepaid expenses	2,400	2,400

Total current assets	376,136	51,528

Patent, net	15,009	16,374

Total assets	391,145	67,902

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 8,946	$ 5,874
Accrued payroll and related	15,194	11,077
Total current liabilities	24,140	16,951

Stockholders’ equity:
Common stock, no par value; 5,000,000 shares authorized: 3,959,034 and 3,831,534 shares issued and outstanding in 2005 and 2004, respectively	1,315,583	1,302,302
Accumulated deficit	(948,578)	(1,251,351)
Total stockholders’ equity	367,005	50,951

Total liabilities and stockholders’ equity	$ 391,145	$ 67,902

The accompanying notes are an integrated part of these financial statements.

Section 3. Financial Statements: Statement of Operations

TABLE TRAC, INC.

STATEMENTS OF OPERATIONS

	Years Ended
	December 31,	December 31,
	2005	2004
Net sales	$ 1,184,956	$ 595,229
Cost of sales	292,496	90,776
Gross profit	892,460	504,453

Selling, general and administrative expenses	589,687	399,801

Net income from operations	302,773	104,652

Other income (expense):
Interest expense	- 0 -	(368)

Net income before income taxes	302,773	104,284
Income tax expense (benefit)	- 0 -	- 0 -
Net income	$ 302,773	$ 104,284
Basic earnings per share	$0.079	$ 0.027
Weighted average basic shares outstanding	3,852,784	3,831,534
Diluted earnings per share	0.072	0.025
Weighted average diluted shares	4,255,990	4,202,220

The accompanying notes are an integrated part of these financial statements.

Section 4. Statement of Stockholders Equity

TABLE TRAC, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock Number of Shares	Common Stock Amount	Accumulated Deficit	Total
BALANCES, December 31, 2003	3,831,534	$1,302,302	$(1,355,635)	$(53,333)
2004 Net income	- 0 -	- 0 -	104,284	104,284
BALANCE, DECEMBER 31, 2004	3,831,534	1,302,302	(1,251,351)	50,951
Warrants exercised	127,500	13,281		13,281
2005 Net income	- 0 -	- 0 -	302,773	302,773
BALANCE, DECEMBER 31, 2005	3,959,034	$1,315,583	$(948,578)	$367,005

The accompanying notes are an integrated part of these financial statements.

Section 5. Statements of Cash Flows

TABLE TRAC, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2004	Year Ended December 31, 2004
Cash flows from operating activities:
Net income	$302,773	$104,284
Adjustments to reconcile net income to cash flows provided by operating activities:
Amortization	1,365	1,365
Changes in operating assets and liabilities:
Increase in accounts receivable	(240,577)	(21,362)
Increase in inventory	(3,811)	(1,761)
Increase in accounts payable	3,072	2,006
Increase in accrued payroll and related	4,117	7,233
Decrease in deferred revenue	- 0 -	(88,583)
Net cash flows provided by operating activities	66,939	3,182

Cash flows from financing activities:
Proceeds from warrants exercised	13,281	- 0 -
Net cash flows provided by financing activities	13,281	- 0 -

Net increase in cash	80,220	3,182

Cash - beginning of year	19,776	16,594

Cash - end of year	$ 99,996	$ 19,776

The accompanying notes are an integrated part of these financial statements.

Section 6. Notes to Financial Statements

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company

Table Trac, Inc. (the Company) was formed under the laws of the State of Nevada in June 1995. The Corporation has its offices in Minnetonka, Minnesota. The Company has developed and sells an information and management system that automates various aspects of the operations of casino table games, Table Trac™.

Table Trac provides system sales and technical support to casinos with a minimum number of tables. System sales include installation, custom casino system configuration, and training. In addition, license and technical support are provided under an annual license and service contract. Custom screens and reports can be designed, if requested by the casino, at additional cost.

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

In 2005 a new category of sale was defined, a System Sale that included special programming with a customer acceptance clause and payable under an installment plan. Due to the Company not having a history of collection with this type of installment contract before, they are recognizing revenue as the contract is billed.

License and maintenance revenue: Software and maintenance revenue are recognized ratably over the contract period.

Service revenue: Service revenue is recognized after the services are performed and collection of the resulting receivable is probable.

We include as cash equivalents: (a) Certificates of Deposit, and (b) all other investments with maturities of three months or less, which are readily convertible into known amounts of cash. We maintain our cash in high-quality financial institutions. The balances, at times, may exceed federally insured limits.

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

Stock-Based Consideration

The Company has applied the fair value-based method of accounting for employee and non-employee stock-based consideration and/or compensation in accordance with FASB Statement 123 (based on quoted market prices at the date of grant and/or as earned).

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

The Company's net operating loss carry forwards, have a full valuation allowance applied against them for December 31, 2005 and 2004. (See Note 5).

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

100% of the Company's revenues from installation and licensing fees from installations of the Company's Table Trac™ system in 2005 and 2004 were from nine customers.

Management believes that receivables are fully collectible. While the ultimate result may differ, management believes that any write off not allowed for will not have a material impact on the Company's financial position. Due to uncertainties in the collection process, however, it is at least reasonably possible that management's estimate of the outcome will change during the next year.

No Supplier Concentration

The Company has developed the ability to manufacture its own Table Trac units. The Company is aware of local electronic manufacturers offering equivalent manufacturing capability whose services the Company could readily hire as needed.

Inventory

Inventory is recorded at the lower of cost (determined on a first-in, first-out basis) or market.

Financial Instruments

The carrying amounts for all financial instruments approximates fair value. The carrying amounts for cash equivalents, accounts receivable, accounts payable and accrued liabilities approximated fair value because of the short maturity of these instruments.

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

Basic and Diluted Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average shares outstanding during the reporting period. Diluted earnings per share is computed similar to basic earnings per share except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options or warrants, if dilutive. The number of additional shares is calculated by assuming that outstanding stock options or warrants were exercised and that the proceeds from the exercise were used to acquire shares of common stock at the average market price during the reporting period.

Segment Reporting

The Company operates as one reporting segment.

Comprehensive income (loss)

Comprehensive income (loss) includes net income (loss) and items defined as other comprehensive income (loss). Items defined as other comprehensive income (loss) include such items as foreign currency translation adjustments and unrealized gains (losses) on certain marketable securities. For the year ended December 31, 2005 and 2004, the Company had no items defined as other comprehensive income (loss).

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 123(R), "Shared-Based Payment," which is a revision of SFAS No. 123, and supersedes APB Opinion No. 25. SFAS 12(R) requires all share-based payments to employees and directors, as well as other equity-based compensation arrangements, to be recognized in the financial statements based on their fair values, using prescribed option-pricing models effective for the first annual period beginning after June 15, 2005. The pro forma disclosure previously permitted under SFAS No. 123 will no longer be an alternative to financial statements recognition. The adoption of this statement becomes effective for the Company on January 1, 2006.

The impact of adopting Statement No. 123(R) can not be predicted at this time because it will depend on levels of share-based payments granted in the future, valuation methodology adopted and assumptions selected at the time of future grants. With the adoption of Statement No. 123(R), we may elect to utilize a different valuation method and/or different valuation assumptions. These selections may have a significant impact on the amount of share based payment expense under Statement No. 123(R).

In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections" which replaces APB Opinion No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We are currently evaluating the effect that the adoption of SFAS 154 will have on our consolidated results of operations and financial condition but not expect that adoption will have a material impact.

NOTE 2. OPERATING LEASE

The Company leases its office facilities under a lease agreement that expires November 30, 2006. Future minimum lease payments are as follows:

2006 $ 15,000

Rent expense was $14,400 and $14,400 in 2005 and 2004, respectively.

NOTE 3. STOCKHOLDERS' EQUITY

Stock Options and Warrants

In October 2001, the Company implemented an Employee Stock Incentive Plan. This plan provides for the issuance of options to employees to purchase shares of the Company's common stock at an exercise price at least equal to the fair value of the Company's common stock at the grant date. These options are exercisable for a period of seven years from the date of grant. The Company has reserved 1,000,000 shares of its common stock for potential issuance under this plan. As of December 31, 2005, 507,500 stock options were available for grants. The following is a summary of all activity involving options for the years ended December 31:

		Weighted Average Exercise Price
	Outstanding Options

Balance, December 31, 2003	570,686	0.20

Granted	-
Exercised	-
Cancelled	(78,186)	0.64

Balance, December 31, 2004	492,500	$ 0.13

Granted	-
Cancelled	-

Balance, December 31, 2005	492,500	$ 0.13

The following is a summary of stock options outstanding as of December 31, 2005

	Outstanding Options			Exercisable Options
Excerise Price Range	Number	Remaining Term in years	Exercise Price	Number	Exercise Price
$0.22 - $0.22	25,000	1.4	$0.22	25,000	$0.22
$0.125 - $0.125	467,500	5.8	$0.125	467,500	$0.125
	492,500			492,500

NOTE 4. SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest was $0 and $368 for the years ended December 31, 2005 and 2004 respectively. There were no cash payments for income taxes for the years ending December 31, 2005 and 2004.

NOTE 5. INCOME TAXES

The Company was treated as a subchapter S corporation from inception through December 31, 1998.

The income tax provisions consists of the following for the years ended December 31:

	2005	2004
Current	$- 0 -	$- 0 -
Deferred	120,000	39,000
Valuation allowance	(120,000)	(39,000)
Total income tax provisions	$- 0 -	$- 0 -

The reconciliation between expected federal income tax rates is as follows:

	2005		2004
	Amount	Percent	Amount	Percent
Expected federal tax $	$102,943	34.0%	$35,457	34.0%
Surtax exemption	(1,612)	(0.5)	(3,129)	(3.0)
State income tax, net of federal tax benefit	18,166	6.0	6,257	6.0
Valuation and utilization of net operating loss carryforwards	$(119,497)	(39.5)	$(38,585)	(37.0)
Total	$- 0 -	0%	$ - 0 -	0%

The Company has fully allowed for its net operating carryforwards as follows:

	2005	2004
Inventory valuation allowance	$6,000	$6,000
Deferred tax asset relating to net operating loss carryforwards	203,000	323,000
Valuation allowance	(209,000)	(329,000)
Deferred tax asset	$- 0-	$- 0 -

At December 31, 2005, the Company has Federal and State NOL carryforwards available to offset future taxable income as follows

Year ending December 31,
2021	310,000
2022	178,000
2023	31,000
Totals	$519,000