Form 10QSB
period 2006-03-31
TABLE TRAC INC
filed 2006-05-16
CIK 1090396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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
3,959,034 Shares of Common Stock outstanding as of May 15th 2006

Table Trac, Inc.

I N D E X
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Balance Sheets as of March 31, 2006 (unaudited) and December 31, 2005 (audited)
Statements of Operations for the three months ended March 31, 2006 and 2005 (unaudited)
Statements of Cash Flows for the three months ended March 31, 2006 and 2005 (unaudited)
Selected Notes to Financial Statements (unaudited)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES

Part I. FINANCIAL INFORMATION

Item I. FINANCIAL STATEMENTS

Table Trac, Inc.
Balance Sheets
(Unaudited)

	March 31, 2006 (unaudited)	December 31, 2005
ASSETS
Current assets:
Cash	$245,552	$99,996
Accounts receivable, no allowance for doubtful accounts deemed necessary	99,454	266,973
Inventory	6,767	6,767
Prepaid expenses	7,900	2,400
Total current assets	359,673	376,136

Patent, net of accumulated amortization	14,668	15,009

Total assets	$374,341	391,145

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 9,883	$ 8,946
Accrued payroll and related	12,318	15,194
Total current liabilities	22,201	24,140

Stockholders’ equity :
Common stock, no par value; 5,000,000 shares authorized: 3,959,034 shares issued and outstanding at March 31, 2006 and December 31, 2005	1,315,583	1,315,583
Accumulated deficit	(963,443)	(948,578)
Total stockholders’ equity	352,140	367,005

Total liabilities and stockholders’ equity	$374,341	$ 391,145

Table Trac, Inc.
Statements of Operations
(Unaudited)

		Three Months Ended
		Mar '06	Mar '05

Net Sales		$160,174	$165,745
Total Cost of Sales		21,984	17,735
Gross Profit		138,190	148,010
Total Operating Expense		153,055	114,401
	Income (Loss) from operations	(14,865)	33,608
Other Income/Expense
	Interest Expense	0	0
Net Income (loss) Before Taxes		(14,865)	33,608
Income Taxes		0	-0-
Net Income (Loss)		$ (14,865)	$33,608
Basic earnings (loss) per share		$(0.004)	0.01
Weighted average basic shares outstanding		3,959,034	3,831,534
Diluted earnings (loss)per share		$ (0.004)	$ 0.007
Weighted average diluted shares		3,959,034	4,112,377

Table Trac, Inc.
Statements of Cash Flows
(Unaudited)

			Three Months Ended
			Mar '06	Mar '05
OPERATING ACTIVITIES
	Net Income (loss)		$(14,865)	$33,609
	Adjustments to reconcile Net Income (loss) to net cash provided by operations:
		Patents amortization	341	341
	Changes in operating assets and liabilities
		Accounts receivable	167,519	(101,974)
		Inventory	- 0 -	(18,265)
		Prepaid Expense	(5,500)	- 0 -
		Accounts payable	937	(7,005)
		Deferred revenue	- 0 -	100,000
		Accrued Payroll	(2,876)	(9,404)

Net cash provided by (used in) Operating Activities			145,556	(2,698)
INVESTING ACTIVITIES
	Restricted common stock warrant conversion subscriptions received		- 0 -	13,281
Net cash provided by Investing Activities			- 0 -	13,281
	Net cash increase for period		$145,556	$10,583
	Cash at beginning of period		99,996	19,776
	Cash at end of period		$245,552	$30,359

Table Trac, Inc.
SELECTED NOTES TO FINANCIAL STATEMENTS
March 31, 2006

Note 1. Condensed Financial Statements:

The condensed balance sheet as of March 31, 2006, the statement of operations and cash flows for the periods ended March 31, 2006 and 2005 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include normal recurring adjustments and adjustments to revenues for compliance with the company's revenue recognition policy) necessary to present fairly the financial position, results of operations and changes in cash flows at March 31, 2006 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2005 audited financial statements filed on form 10-KSB.

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

Note 3. Customer Concentration: Ten casino customers comprised 100% of the Company's revenues for the three months ended March 31, 2006.

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

In 2005, the Company launched new products in the areas of promotions administration and management, customer mailing for tiered pre-encoded promotional marketing, gaming machine on-line accounting and management, gaming machine vault cage operations, touch screen customer service kiosks, guest service paging and wireless handheld communications. The Company believes that this development has greatly enhanced their opportunities for new system sales in the marketplace.

Results of Operations:

Revenues for the three months ended March 31 decreased to $160,174 in 2006 from $165,745 in 2005. There were increased License and Maintenance revenues and sales of the new Kiosk product in the three months ended March 31, 2006 and one new system installation in the same period for 2005, which accounted for the revenues. Cost of sales for the three months ended March 31 increased in 2006 to $21,984 from $17,735 in 2005 as a result of the sale of new kiosk hardware purchased and installed for existing customers. Operating expenses for the three months ended March 31, 2006 increased to $153,055 from $114,401 in 2005. Payroll expenses rose by 6%, sales travel expenses increased 86%, other sales & marketing expenses went up 1650% and professional fees rose by 151%, and are primarily responsible for the increase in 2006 compared to 2005. The result was that there was net loss of $14,865 for the three months ended March 31, 2006 compared to net income of $33,608 for the three months ended March 31, 2005. The basic earnings (loss) per share was $(0.004) for the three months ended March 31, 2006, compared to $0.01 for the three months ended March 31, 2005.

Liquidity and Capital Resources:

Cash for the period ending March 31, 2006 increased to $245,552 from $19,776 at Dec 31, 2005 primarily due to collection of receivables outstanding at year end. There are no known trends, events or uncertainties that are likely to have a material impact on the short or long-term liquidity. The primary source of liquidity in both the short term and the long term will be system sales and the resulting License and Maintenance fees from existing systems. Management has been able to manage its expenses and cash flows for the swings in cash flows the Company has experienced so that monthly obligations are met by revenues from existing contracts. Management believes that the Company has adequate cash to meet its obligations and continue operations for both existing customer contracts and ongoing product development.

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
Date May 15, 2006
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
(a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting; and

Date: May 15, 2006
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
(a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting; and

Date:May 15, 2006

By: /s/ Chad Hoehne
Chief Executive Officer and principal financial officer

CERTIFICATION PURSUANT TO SECURITIES EXCHANGE ACT OF 1934
RULE 13a-14(b) OR 15d-14(b) AND
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Table Trac, Inc. (the "Company") on Form 10-QSB for quarter ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Quarterly Report"), I, Chad Hoehne, Chief Executive Officer of the Company, certify for the purpose of complying with Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Section 1350 of Chapter 63 of Title 18 of the United States Code, that:
1. the Quarterly Report fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act; and
2. the information contained in the Quarterly Report fairly presents, in all material respect, the financial condition and results of operations of the Company.

Dated: May 15, 2006
By: /s/ Chad Hoehne
Chief Executive Officer and principal financial officer

CERTIFICATION PURSUANT TO SECURITIES EXCHANAGE ACT OF 1934
RULE 13a-14(b) OR 15d-14(b) AND
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Table Trac, Inc. (the "Company") on Form 10-QSB for quarter ended March 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Quarterly Report"), I, Chad Hoehne, Chief Financial Officer of the Company, certify for the purpose of complying with Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Section 1350 of Chapter 63 of Title 18 of the United States Code, that:
3. the Quarterly Report fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act; and
4. the information contained in the Quarterly Report fairly presents, in all material respect, the financial condition and results of operations of the Company.

Dated: May 15, 2006

By: /s/ Chad Hoehne
Chief Executive Officer and principal financial officer