Form 10QSB
period 2006-06-30
TABLE TRAC INC
filed 2006-08-22
CIK 1090396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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
3,959,034 Shares of Common Stock outstanding as of August 21th 2006

Table Trac, Inc.

I N D E X
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Balance Sheets as of June 30, 2006 (unaudited) and December 31, 2005 (audited)
Statements of Operations for the three and 6 months ended June 30, 2006 and 2005 (unaudited)
Statements of Cash Flows for the six months ended June 30, 2006 and 2005 (unaudited)
Selected Notes to Financial Statements (unaudited)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES

Part I. FINANCIAL INFORMATION

Item I. FINANCIAL STATEMENTS

Table Trac, Inc.
Balance Sheets
(Unaudited)

	June 30, 2006 (unaudited)	Dec 31, 2005 (audited)
ASSETS
Current assets:
Cash	$174,458	$99,996
Accounts receivable, no allowance for doubtful accounts deemed necessary	125,288	266,973
Inventory	44,845	6,767
Miscellaneous receivable	2,400	0
Prepaid expenses	17,900	2,400
Total current assets	364,891	376,136

Patent, net of accumulated amortization	14,327	15,009

Total assets	$379,218	$391,145

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 3,347	$ 8,946
Deferred revenue	40,000	0
Accrued payroll and related	15,088	15,194
Total current liabilities	58,435	24,140

Stockholders’ equity :
Subscriptions received for exercise of restricted common stock option	2,188	0
Common stock, no par value; 5,000,000 shares authorized: 3,959,034 shares issued and outstanding at June 30, 2006 and December 31, 2005	1,315,583	1,315,583
Accumulated deficit	(996,988)	(948,578)
Total stockholders’ equity	320,783	367,005

Total liabilities and stockholders’ equity	$379,218	$391,145

Table Trac, Inc.
Statements of Operations
(Unaudited)

		Three Months Ended		Six Months Ended
		April - June '06	April - June '05	Jan. - June '06	Jan. - June '05

Net Sales		134,590	453,893	294,764	619,638
Total COGS		14,453	118,108	36,437	135,843
	Gross Profit	120,137	335,785	258,327	483,795
Total Operating Expense		153,682	197,161	306,737	311,563
	Income (Loss) from operations	(33,545)	138,624	(48,410)	172,232
Other Income/Expense
	Interest Expense	0	0	0	0
Net Income (Loss) Before Taxes		(33,545)	138,624	(48,410)	172,232
Income Taxes		0	-0-	-0-	-0-
Net Income (Loss)		$ (33,545)	$ 138,624	$(48,410)	$172,232
Basic earnings (Loss) per share		$ (0.008)	$ 0.036	$(0.012)	$ 0.045
Weighted average basic shares outstanding		3,959,034	3,831,534	3,959,034	3,831,534
Diluted earnings (Loss) per share		$ (0.008)	$ 0.034	$ (0.012)	$ 0.042
Weighted average diluted shares		3,959,034	4,112,377	3,959,034	4,112,377

Table Trac, Inc.
Statements of Cash Flows
(Unaudited)

			Six Months Ended
			June '06	June '05
OPERATING ACTIVITIES
	Net Income (loss)		$(48,410)	$172,232
	Adjustments to reconcile Net Income (loss) to net cash provided by operations:
		Patents amortization	682	682
	Changes in operating assets and liabilities
		Accounts receivable	141,685	(238,980)
		Inventory	(38,078)	(5,604)
		Miscellaneous Receivable	(2400)	- 0 -
		Prepaid Expense	(15,500)	- 0 -
		Accounts payable	(5,599)	(3,955)
		Deferred revenue	40,000	157,636
		Accrued Payroll	(106)	(8,471)

Net cash provided by (used in) Operating Activities			72,274	73,540
FINANCING ACTIVITIES
	Subscriptions received for exercise of restricted common stock option		2,188	13,281
Net cash provided by Investing Activities			- 0 -	13,281
	Net cash increase for period		$74,462	$86,821
	Cash at beginning of period		99,996	19,776
	Cash at end of period		$174,458	$106,597

Table Trac, Inc.
SELECTED NOTES TO FINANCIAL STATEMENTS
June 30, 2006

Note 1. Condensed Financial Statements:

The condensed balance sheet as of June 30, 2006, the statement of operations and cash flows for the periods ended June 30, 2006 and 2005 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include normal recurring adjustments and adjustments to revenues for compliance with the company's revenue recognition policy) necessary to present fairly the financial position, results of operations and changes in cash flows at June 30, 2006 and for all periods presented have been made.

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

In 2005, a new category of sale was defined, a System Sale that included special programming with a customer acceptance clause and payable under an installment plan. Due to the Company not having a history of collection with this type of installment contract before, revenue is recognized as the contract is billed and collection is probable.

License and maintenance revenue: Software and maintenance revenue are recognized ratably over the contract period.

Service revenue: Service revenue is recognized after the services are performed and collection of the resulting receivable is probable.

Note 3. Customer Concentration: Ten casino customers comprised 100% of the Company's revenues for the six months ended June 30, 2006.

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

Results of Operations:

Anticipating the 4 casino system sale announced July 18, 2006 and the Oklahoma Casino sale annouced August 4th 2006, the Company began building inventory in the second quarter of 2006. Drawing on the partial down payments already received as of June 30, 2006 (see deferred revenue) the company acquired computer hardware and manufactured its custom electronic hardware for these orders. Costs normally associated with Cost of Sales including portions of employee salary and freight were absorbed as General and Administrative costs in the quarter ending June 30, 2006, as the sale is not recognized until installation is complete. This accounts for appearantly higher operating costs and seemingly lower cost of sales when compared to previous quarters.

Revenues for the three months ended June 30, decreased to $134,590 in 2006 from $453,893 in 2005. The decrease is directly related to the fact that a new system sale was recognized in the quarter in 2005 while htere were no system installations during the same period in 2006. Deferred revenues of $40,000 represent a partial payment in advance for the 4 casino contract announced July 18th.

Cost of sales for the three months ended June 30 decreased in 2006 to $14,453 from $118,108 in 2005. The decrease is directly related to the new system sale installed in the second quarter of 2005 where none was installed in 2006. Operating expenses for the three months ended June 30, 2006 decreased to $153,682 from $197,161 in 2005. Although marketing expenses are increased in 2006, overall expenses are lower due to decreased travel and temp labor expenses consumed during the system installation in progress during the second quarter of 2005. The result was that there was net loss of $33,545 for the three months ended June 30, 2006 compared to net income of $138,624 for the three months ended June 30, 2005. The basic earnings (loss) per share was $(0.008) for the three months ended June 30, 2006, compared to $0.034 for the three months ended June 30, 2005.

Revenues for the six months ended June 30, decreased to $294,764 in 2006 from $619,638 in 2005. The decrease is directly related to the fact that new system sales were recognized in the six months ended June 30, 2005 while there were no system installations during the same period in 2006. Deferred revenues of $40,000 represent a partial payment in advance for the 4 casino contract being installed in the last half of 2006.

Cost of sales for the six months ended June 30 decreased in 2006 to $36,437 from $135,843 in 2005. The decrease is directly related to the new system installations in the six months ended June 30, 2005 where none was installed in the same period in 2006. Operating expenses for the six months ended June 30, 2006 decreased to $306,737 from $311,563 in 2005. Although marketing expenses are increased in 2006, overall expenses are lower due to decreased travel and labor expenses consumed during the system installations that occurred in the six months ended June 30, 2005. The result was that there was net loss of $48,410 for the six months ended June 30, 2006 compared to net income of $172,232 for the six months ended June 30, 2005. The basic earnings (loss) per share was $(0.012) for the six months ended June 30, 2006, compared to $0.045 for the six months ended June 30, 2005.

Liquidity and Capital Resources:

Cash for the period ending June 30, 2006 increased to $174,458 from $99,996 at Dec 31, 2005 primarily due to collection of receivables outstanding at year end. There are no known trends, events or uncertainties that are likely to have a material impact on short or long-term liquidity. The primary source of liquidity in both the short term and the long term will be system sales and the resulting License and Maintenance fees from existing systems. Management has been able to manage its expenses and cash flows for the swings in cash flows the Company has experienced so that monthly obligations are met by revenues from existing contracts. Management believes that the Company has adequate cash to meet its obligations and continue operations for both existing customer contracts and ongoing product development.

Subsequent Events:

The Company has received orders for 4 casino systems to be delivered to Central America announced in PR Newswire July 18 2006, one casino system to be delivered in Oklahoma announced in PR Newswire August 4 2006, and one casino system to be delivered in Wisconsin announced in PR Newswire August 21 2006. The first of the 4 systems ordered for Central America has been delivered as of Aug 21, 2006 and is in the process of being installed. This installation includes a language conversion of many user screens into Spanish. The Oklahoma system installation is in progress as of August 19, 2006 with the Players Club and Promotions Administration system already in use for their Grand Opening drawings and promotions. The Company has the electronic hardware for the Wisconsin system in inventory and expects the installation to occur in the 3rd quarter.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 3. CONTROLS AND PROCEDURES

The President and Chief Executive Officer of the Company have concluded based on their evaluation as of the period covered by this Report, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the president, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company's internal controls or, to our knowledge, in other factors that could significantly affect these internal controls subsequent to the date of such evaluation.

Since the Company does not have a formal audit committee, its Board of Directors oversees the responsibilities of the audit committee. The Board is fully aware that there is lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters; However, the board has determined that considering the employees involved and the control procedures in place, risks associated with such lack of segreation are insignificant and the potential benefots of adding employees to clearly segregate duties does not justify the expenses associated with such increases at this time.

ITEM 6. Exhibits and Reports on Form 8-K

None.

SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Table Trac, Inc.
Date Aug 21, 2006
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
(a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting; and

Date: Aug 21, 2006
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
(a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting; and

Date:Aug 21, 2006

By: /s/ Chad Hoehne
Chief Executive Officer and principal financial officer

CERTIFICATION PURSUANT TO SECURITIES EXCHANGE ACT OF 1934
RULE 13a-14(b) OR 15d-14(b) AND
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Table Trac, Inc. (the "Company") on Form 10-QSB for quarter ended June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Quarterly Report"), I, Chad Hoehne, Chief Executive Officer of the Company, certify for the purpose of complying with Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Section 1350 of Chapter 63 of Title 18 of the United States Code, that:
1. the Quarterly Report fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act; and
2. the information contained in the Quarterly Report fairly presents, in all material respect, the financial condition and results of operations of the Company.

Dated: Aug 21, 2006
By: /s/ Chad Hoehne
Chief Executive Officer and principal financial officer

CERTIFICATION PURSUANT TO SECURITIES EXCHANAGE ACT OF 1934
RULE 13a-14(b) OR 15d-14(b) AND
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Table Trac, Inc. (the "Company") on Form 10-QSB for quarter ended June 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Quarterly Report"), I, Chad Hoehne, Chief Financial Officer of the Company, certify for the purpose of complying with Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Section 1350 of Chapter 63 of Title 18 of the United States Code, that:
3. the Quarterly Report fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act; and
4. the information contained in the Quarterly Report fairly presents, in all material respect, the financial condition and results of operations of the Company.

Dated: Aug 21, 2006

By: /s/ Chad Hoehne
Chief Executive Officer and principal financial officer