Form 10QSB
period 2006-09-30
TABLE TRAC INC
filed 2006-11-14
CIK 1090396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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
3,991,534 Shares of Common Stock outstanding as of November 10, 2006

Table Trac, Inc.

I N D E X
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Balance Sheets as of September 30, 2006 (unaudited) and December 31, 2005 (audited)
Statements of Operations for the three and nine months ended September 30, 2006 and 2005 (unaudited)
Statements of Cash Flows for the nine months ended September 30, 2006 and 2005 (unaudited)
Selected Notes to Financial Statements (unaudited)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 3. Controls and Procedures
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES

Part I. FINANCIAL INFORMATION

Item I. FINANCIAL STATEMENTS

Table Trac, Inc.
Balance Sheets
(Unaudited)

	Sept 30, 2006 (unaudited)	Dec 31, 2005 (audited)
ASSETS
Current assets:
Cash	$156,446	$99,996
Accounts receivable, no allowance for doubtful accounts deemed necessary	316,744	266,973
Inventory	93,903	6,767
Miscellaneous receivable	2,400	0
Prepaid expenses	3,900	2,400
Total current assets	573,393	376,136

Patent, net of accumulated amortization	13,986	15,009

Total assets	$587,379	$391,145

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 10,091	$ 8,946
Deferred revenue	0	0
Accrued payroll and related	14,999	15,194
Total current liabilities	25,090	24,140

Stockholders’ equity :
Subscriptions received for exercise of restricted common stock option	0	0
Common stock, no par value; 5,000,000 shares authorized: 3,991,534 and 3,959,034 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	1,323,771	1,315,583
Accumulated deficit	(761,482)	(948,578)
Total stockholders’ equity	562,289	367,005

Total liabilities and stockholders’ equity	$587,379	$391,145

Table Trac, Inc.
Statements of Operations
(Unaudited)

		Three Months Ended		Nine Months Ended
		July - Sept. '06	July - Sept. '05	Jan. - Sept. '06	Jan. - Sept. '05

Net Sales		$470,784	$462,299	$765,548	$1,081,937
Total COGS		66,666	114,492	103,103	250,335
	Gross Profit	404,118	347,807	662,445	831,602
Total Operating Expense		168,612	209,843	475,349	521,406
	Income from operations	235,506	137,964	187,096	310,196
Other Income/Expense
	Interest Expense	0	0	0	0
Net Income Before Taxes		235,506	137,964	187,096	310,196
Income Taxes		0	-0-	-0-	-0-
Net Income		$ 235,506	$ 137,964	$187,096	$310,196
Basic earnings per share		$ 0.059	$ 0.035	$ 0.047	$0.080
Weighted average basic shares outstanding		3,969,985	3,959,034	3,962,724	3,895,284
Diluted earnings per share		$ 0.054	$ 0.033	$ 0.043	$0.075
Weighted average diluted shares		4,387,832	4,112,377	4,380,572	4,112,377

Table Trac, Inc.
Statements of Cash Flows
(Unaudited)

			Nine Months Ended
			Sept. '06	Sept. '05
OPERATING ACTIVITIES
	Net Income		$187,096	$310,196
	Adjustments to reconcile Net Income to net cash provided by operations:
		Patents amortization	1,023	1,023
		Common Stock Issued for Services	6,000	- 0 -
	Changes in operating assets and liabilities
		Accounts receivable	(49,771)	(259,247)
		Inventory	(87,136)	(3,879)
		Miscellaneous Receivable	(2,400)	- 0 -
		Prepaid Expense	(1,500)	- 0 -
		Accounts payable	1,145	7,301
		Deferred revenue	0	0
		Accrued Payroll	(195)	(506)

Net cash provided by Operating Activities			54,262	54,888
FINANCING ACTIVITIES
	Subscriptions received for exercise of restricted common stock option		2,188	13,281
Net cash provided by Financing Activities			2,188	13,281
	Net cash increase for period		$56,450	$68,169
	Cash at beginning of period		99,996	19,776
	Cash at end of period		$156,446	$87,945

Table Trac, Inc.
SELECTED NOTES TO FINANCIAL STATEMENTS
September 30, 2006

Note 1. Condensed Financial Statements:

The condensed balance sheet as of September 30, 2006, the statement of operations and cash flows for the periods ended September 30, 2006 and 2005 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include normal recurring adjustments and adjustments to revenues for compliance with the company's revenue recognition policy) necessary to present fairly the financial position, results of operations and changes in cash flows at September 30, 2006 and for all periods presented have been made.

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

In 2005, a new category of sale was defined, a System Sale that included special programming with a customer acceptance clause and payable under an installment plan. Due to the Company not having a history of collection with this type of installment contract before, revenue is recognized as the contract is billed and collection is probable. The Company has collected on this contract as it was provided for in the agreement. The Company had a similar sale during the three month period ended September 30, 2006, due to past experience and the rigor the company uses for credits checks, the collection of this sale is deemed probable and was recorded as a sale in its entirety.

License and maintenance revenue: Software and maintenance revenue are recognized ratably over the contract period.

Service revenue: Service revenue is recognized after the services are performed and collection of the resulting receivable is probable.

Note 3. Customer Concentration:

Eleven casino customers comprised 100% of the Company's revenues for the none months ended September 30, 2006. In the 3 months ended September 30, 2006 there were 2 casino customers over 10% of total revenue.

Note 4. Inventory:

The Companies inventories consisted of the following:

	September 30, 2006	December 31, 2005
Raw Materials	$200	$6,767
Work-In-Process	$71,239	$ - 0 -
Finished Goods	$22,464	$ - 0 -
	93,903	$6,767

Note 5. Stockholders` Equity:

The Company issued a total of 32,500 shares of its restricted common stock for the three months and nine months ended September 20, 2006. The Company issued 15,000 shares to Thomas Oliveri for joining the board of directors and for his service as a board member. The Company converted $2,188 of subscriptions received for exercise of stock options from 2002 into17,500 shares of restricted common stock.

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

Results of Operations:

Anticipating the 4 casino system sale announced July 18, 2006 to a Customer in Central America and the Oklahoma Casino sale announced August 4, 2006, the Company acquired inventory in the second and third quarter of 2006. The company acquired computer hardware and outsourced the manufacture of the custom hardware for these orders.

Revenues for the three months ended September 30, 2006 increased slightly to $470,784 compared to $462,299 in the same period in 2005. The increase is primarily related to increases in maintenance fees.

Cost of sales for the three months ended September 30, 2006 decreased to $66,666 compared to $114,492 in the same period in 2005. The decrease is the result of the 2006 quarter sales consisting of more software and less hardware than those in 2005. Operating expenses for the three months ended September 30, 2006 decreased to $168,612 compared to $209,843 in the same period in 2005. The decrease is primarily related to decreases in sales & marketing (74%) and payroll and related benefits (18%). The result was that there was a net profit of $235,506 for the three months ended September 30, 2006 compared to a net profit of $137,964 for the three months ended September 30, 2005, an increase of $97,542. The basic earnings per share was $0.059 for the three months ended September 30, 2006, compared to $0.035 for the three months ended September 30, 2005.

Revenues for the nine months ended September 30, 2006 decreased to $765,548 compared to $1,081,937 in the same period in 2005. While monthly maintenance revenues increased in 2006 due to the number of systems be serviced, total revenues are lower due to fewer new system sales recognized in the nine month period ending September 30, 2006 compared to the same period in 2005.

Cost of sales for the nine months ended September 30, 2006 decreased to $103,103 compared to $250,335 in the same period in 2005. The decrease is directly related to the new system installations in the nine months ended September 30, 2005 where fewer were installed in the same period in 2006 and those installations in 2006 were less hardware intensive, thus reducing costs overall. Operating expenses for the nine months ended September 30, 2006 decreased to $475,349 compared to $521,406 in the same period in 2005. The decrease is primarily related to decreases in sales & marketing expenses (21%) and payroll & related benefits (15%). The result was that there was a net profit of $187,096 for the nine months ended September 30, 2006 compared to a net profit of $310,196 for the nine months ended September 30, 2005. The basic earnings per share was $0.047 for the nine months ended September 30, 2006, compared to $0.080 for the nine months ended September 30, 2005.

Liquidity and Capital Resources:

Cash for the nine month period ended September 30, 2006 increased to $156,446 from $99,996 at December 31, 2005 primarily due to collection of receivables outstanding, but also reduced by the significant increase in inventory of $87,136 since the beginning of the year, as hardware to install all casinos under the 4 casino contract announced July 18, 2006 were manufactured while only the first of the 4 installations has been completed and billed. Cash flow from operating activities remained stable at $54,262 for the nine month period ended September 30, 2006 compared to $54,888 for the same comparative period. Working capital was $548,303 at September 30, 2006 compared to $351,996 at December 31, 2005, an increase of $196,307. There are no known trends, events or uncertainties that are likely to have a material impact on short or long-term liquidity. The primary source of liquidity in both the short term and the long term will be system sales and the resulting license and maintenance fees from existing systems. Management has been able to manage its expenses and cash flows for the swings in cash flows the Company has experienced so that monthly obligations are met by revenues from existing contracts. Management believes that the Company has adequate cash to meet its obligations and continue operations for both existing customer contracts and ongoing product development.

Events:

The Company received orders for 4 casino systems to be delivered to Central America announced in PR Newswire July 18, 2006, one casino system to be delivered in Oklahoma announced in PR Newswire August 4, 2006, and one casino system to be delivered in Wisconsin announced in PR Newswire August 21, 2006. The first of the 4 systems ordered for Central America has been delivered and installed during the quarter. This installation included a language conversion of many user screens into Spanish. The Oklahoma system installation is in progress as of November 10, 2006 with the Players Club and Promotions Administration system already in use for their drawings and other promotions. The Oklahoma system includes development of an S2S communications module to allow class II games to communicate player tracking and accounting information. Table Trac's development of this module is substantially complete as of November 10, 2006 and testing with class II game vendors has begun. The Company completed the Wisconsin system installation in the 3rd quarter.

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

Since the Company does not have a formal audit committee, its Board of Directors oversees the responsibilities of the audit committee. The Board is fully aware that there is lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters; However, the board has determined that considering the employees involved and the control procedures in place, risks associated with such lack of segreation are insignificant and the potential benefits of adding employees to clearly segregate duties does not justify the expenses associated with such increases at this time.

ITEM 6. Exhibits and Reports on Form 8-K

None.

SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Table Trac, Inc.
Date November 14, 2006
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
(a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting; and

Date: Nov. 14, 2006
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
(a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting; and

Date:Nov. 14, 2006

By: /s/ Chad Hoehne
Chief Executive Officer and principal financial officer

CERTIFICATION PURSUANT TO SECURITIES EXCHANGE ACT OF 1934
RULE 13a-14(b) OR 15d-14(b) AND
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Table Trac, Inc. (the "Company") on Form 10-QSB for quarter ended September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Quarterly Report"), I, Chad Hoehne, Chief Executive Officer of the Company, certify for the purpose of complying with Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Section 1350 of Chapter 63 of Title 18 of the United States Code, that:
1. the Quarterly Report fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act; and
2. the information contained in the Quarterly Report fairly presents, in all material respect, the financial condition and results of operations of the Company.

Dated: Nov. 14, 2006
By: /s/ Chad Hoehne
Chief Executive Officer and principal financial officer

CERTIFICATION PURSUANT TO SECURITIES EXCHANAGE ACT OF 1934
RULE 13a-14(b) OR 15d-14(b) AND
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Table Trac, Inc. (the "Company") on Form 10-QSB for quarter ended September 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Quarterly Report"), I, Chad Hoehne, Chief Financial Officer of the Company, certify for the purpose of complying with Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Section 1350 of Chapter 63 of Title 18 of the United States Code, that:
3. the Quarterly Report fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act; and
4. the information contained in the Quarterly Report fairly presents, in all material respect, the financial condition and results of operations of the Company.

Dated: Nov. 14, 2006

By: /s/ Chad Hoehne
Chief Executive Officer and principal financial officer