Form 10KSB
period 2006-12-31
TABLE TRAC INC
filed 2007-04-03
CIK 1090396

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006
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
3,991,534 Shares of Common Stock outstanding as of March 15, 2007

Common Stock, (par value $0.001)
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X NO___

The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 15, 2007 was approximately $4,702,257, based on the closing sale price as reported on OTCBB for the registrant's common stock on March 15, 2007.

3,991,534 shares of Registrant's Common Stock, no par value were outstanding on March 15, 2007, prior to the effectiveness of the latest practicable date.

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

Item 10. Executive Compensation

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

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

PART I

Item 1. - DESCRIPTION OF BUSINESS

Table Trac, Inc. (the "Company" or "Table Trac") is a Nevada Corporation, formed on June 27, 1995, with principal offices in Minnetonka, Minnesota.

The Company has developed and patented (U.S. patent # 5,957,776) a proprietary information and management system (Table Trac) that automates and monitors the operations of casino table games. In addition to table games management, since 2000 Table Trac has been adding functionality developing related casino system modules for guest rewards and loyalty club, marketing analysis, guest service, promotions administration / management, vault/cage management and audit / accounting. All of these modules use Table Trac's simple to learn browser based interface.

In 2005, the Company launched new products in the areas of promotions administration and management, customer mailing for tiered pre-encoded promotional marketing, gaming machine on-line accounting and management, gaming machine vault cage operations, touch screen customer service kiosks, guest service paging and wireless handheld communications. The addition of these modalities has transformed Table Trac's role from a ""niche" supplier of peripheral product offerings to one of a full line single source supplier. The Company believes that this development has greatly enhanced their opportunities for new system sales in the marketplace, which has been demonstrated in 2006.

Table Trac is able to offer systems of comparable function to their Las Vegas based competitors at a significant cost savings by utilizing innovative technology and programming resources. Table Trac now has over 10 years of on-table experience, 8+ years of customer reward and loyalty programs and 10's of millions of continuous gaming machine monitoring hours of operation. Table Trac is positioned favorably to compete for the casino systems business of a broader cross section of casinos seeking to reduce the cost of their systems and improve the reliability and accountability of their operations.

TABLE TRAC INSTALLATIONS

Table Trac currently has systems installed with on-going support and maintenance contracts at eleven casinos in Minnesota, Wisconsin and Florida, Oklahoma, Nicaragua, and Guatemala.

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

The Company filed for its provisional patent application in August 1995, and filed for its Final Application in August 1996. This application was approved and issued on September 28, 2000, as patent number 5,957,776.

The Company filed to register its Trademark ("TABLE TRAC") in September 1996. The Trademark was issued on September 7, 2000, as Trademark number 2,275,137. A re-application for this mark has been filed in March 2007.

Environmental Compliance

The Company believes that it is in compliance with all current federal and state environmental laws.

Employees

As of December 31, 2006, the Company had four full-time employees and engaged the services of 3 contract specialists.

COMPETITION

2006 was a significant milestone for Table Trac in its quest to not only develop its definition of markets for growth and expansion, but to further separate itself from the competition. As of the end of 2006, to the best of the company’s knowledge which encompasses reporting from operators, vendors, and analysts, Table Trac was the only systems company that was operating accounting and players club functions on Class II, S2S games and protocols in Oklahoma. At the same time, Table Trac feels that it can still claim to be available for “half-price”, or close to that. In addition, in regard to off-shore markets, Table Trac’s successful entry into several Central American jurisdictions with their systems meeting the special demands of multi-lingual, multi-denominational, and multi-tax requirements, while maintaining the competitive pricing advantage, also established definition for expansion in line with the competitors. No testimonial to this could be more significant than the Letter of Intent signed with Thunderbird Resorts to secure an exclusive contract with Table Trac for a period of time, in return for minimum sales contracts. Thunderbird currently operates over 26 gaming facilities off-shore.

RECENT DEVELOPMENTS

In 2006, Table Trac not only doubled its customer base, but in doing so, showed significant geographic and cultural expansion that brought new demands and new developments. Casinos in Nicaragua and Guatemala purchased Table Trac systems and found that Table Trac and its personnel had the knowledge and expertise to adapt to numerous special needs. For one thing, Table Trac showed the ability to install their systems over communication lines without having to incur major travel expenses to the customer. In addition, those locations required systems that could operate with unique multi-lingual, multi-denominational, and multi-tax and reporting capabilities. Table Trac proved that they could meet these requirements, and still maintain their significant pricing edge. Perhaps the most significant development of 2006 was the sale of a system in Oklahoma that was performance based. Since 2005, based upon our knowledge of the market, no systems company, including the billion dollar competitors out of Las Vegas, have been able to provide Class II S2S connectivity and successfully operate accounting and players club functions together in a Mixed class II S2S - Class III traditional casino. Within 120 days of contract, Table Trac proved their ability to accomplish this feat, and become the first to do so. These accomplishments in 2006, not only proved that Table Trac was on a technical level with every other systems provider, but the recognition of that is opening up a new world of expansion opportunities.

Item 2. - PROPERTY

Table Trac's operations are headquartered in Minnetonka, Minnesota. The Company's lease for its facility requires monthly payments of $1,260, pursuant to a lease agreement.

Item 3. - LEGAL PROCEEDINGS

None

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

Item 5. - MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock has been traded on the OTC Bulletin Board ("OTCBB") since July 17, 2000, before that time there was no activity.

Price per Share Calendar Year 2005	High	Low
First Quarter	$0.76	$0.36
Second Quarter	$0.77	$0.46
Third Quarter	$0.60	$0.40
Fourth Quarter	$0.77	$0.47

Price per Share Calendar Year 2006	High	Low
First Quarter	$0.85	$0.65
Second Quarter	$0.85	$0.56
Third Quarter	$1.15	$0.62
Fourth Quarter	$1.35	$0.60

There are more than 100 holders of record of the common stock of the Company. There have never been any dividends, cash or otherwise, paid on the common shares of the Company.

RECENT SALE OF UNREGISTERED SECURITIES

On August 31, 2006, options dating from 2002 were exercised, a total of 17,500 shares at the option price of $0.125.

On August 31, 2006, 15,000 unregistered shares were issued to a new board member for board service at a price of $0.40.

Item 6. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Years Ended December 31, Income Statement Data	2006	2005
Net Sales	$ 859,114	$1,184,956
Net Income	$ 258,936	$ 302,773
Basic earnings per share	$ 0.065	$ 0.079

As of December 31, Balance Sheet Data	2006	2005
Total Assets	$840,790	$391,145
Total Liabilities	$ 206,662	$ 24,140
Stockholders' Equity	$ 634,128	$ 367,005

The net income and basic earnings per share should be viewed in light of the recognition of Table Trac's NOL carryforward as of December 31, 2006 valued this year at $185,000. Due to recent historical profits, the Company is no longer recording a valuation allowance against their net operating loss defered tax asset. The Company also received $174,795 in cash receipts in advance for non-refundable work on current projects. This amount is reflected as deferred revenue as of December 31, 2006. The Company enters the year with a backlog of contracted sales of $1,196,000 which exceeds our total sales for the year ended December 31, 2006.

Table Trac has achieved several important milestones, including over ten years serving the gaming industry with quality systems and over two years of successful operations as a full service casino systems provider. These milestones have transformed the Company's role from a "niche" supplier of peripheral product offerings to one of a full line single source systems supplier. Credibility in this role has been established with two 1/2 years of continuous successful operations as a matter of record. Table Trac has taken steps to more effectively market the Company and its products in this new supplier role. The Company has begun making investments in personnel and manufacturing to support the growing number of casino clients.

Results of Operations YEAR ENDED DECEMBER 31, 2006 COMPARED TO YEAR ENDED DECEMBER 31, 2005.

Revenues decreased from $1,184,956 in 2005 to $859,114 in 2006. The decrease of $325,842 was due to fewer completed installations in 2006. However, our ongoing maintenance revenue has increased from $228,761 in 2005 to $315,291 in 2006, an increase of $86,530.

Deferred revenues increased from $0 in 2005 to $174,795 in 2006. The increase was due to down payments received for in-process system installations. The deferred revenue is non-refundable and will be recognised in 2007 when the system installations are completed.

Cost of sales decreased in 2006 to $152,421 from $292,496 in 2005. This decrease of 47% was due to fewer completed system installations in 2006 and lower costs of Table Trac hardware involved in the system installations.

The gross margin in 2006 is $706,693 or 82% compared with $892,460 or 75% in 2005, the increase was due to the 2006 system sales having fewer custom built hardware and larger lot sizes purchased resulting in quantity pricing than the systems in previous years. Also, our license and maintenance revenue continues to increase with more systems in place.

Total operating expenses increased from $589,687 in 2005 to $634,686 in 2006. The increase of $44,999 was due to additional sales & marketing expenses and research & development costs.

After demonstrating several years of profitability, Table Trac Inc. has recorded a deferred tax asset totaling $185,000 relating to their net operating loss carry forward as of December 31, 2006.

The net income for 2006 was $258,936 as compared to net income of $302,773 for 2005. This was a decrease $43,837 over the same period last year.

The basic earnings per share in 2006 was $0.065 compared to basic earnings per share of $0.079 in 2005.

On December 31, 2006, the total stockholders equity was $634,128. This compared to a stockholders equity of $367,005 in 2005, which is an increase of $267,123 or 73%.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position at December 31, 2006 was $307,371, an increase of $207,375 from $99,996 at December 31, 2005 .

Net cash flows provided by operating activities during the year ended December 31, 2006 was $205,188 compared with net cash flows provided by operating activities of $66,939 for the same period in 2005. The change was caused primarily by an increase in deferred revenue totaling $174,795 and a small decrease in accounts recievable of $44,981 offset by an increase in inventory of $89,706.

Net cash provided by financing activities was $2,187 during the year ended December 31, 2006 compared to net cash flows provided by financing activities of $13,281 for the same period in 2005. The change was caused primarily by a decrease in the amount of warrants and options being exercised.

The Company is not capital intensive. The basic product of the Company is its computer software developed by its employees. Most manufacturing is done after the Company receives an order, so there is little product inventory held by the Company. After an order is completed, the Company's personnel train the casinos technicians who do most of the installation as part of their training to learn the system.

There are no known trends, events or uncertainties that are likely to have a material impact on the Company's short or long-term liquidity. The primary source of liquidity in both the short term and long term will be from sales of new systems and monthly maintenance revenues from existing contracts and our current cash reserves. Based on sales trends, management will manage its expenditure levels. Management believes that the Company has adequate cash to meet its obligations and continue operations for both existing customer contracts and ongoing product development for the next twelve months.

SIGNIFICANT ACCOUNTING POLICIES

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

In 2005 a new category of sale was defined, a System Sale that included special programming with a customer acceptance clause and payable under an installment plan. Due to the Company not having a history of collection with this type of installment contract before, the Company recognized revenues as the contract is billed. During 2006, the Company has collected on these installments as invoiced and has demonstrated that collectibility was present. All future financed installment contracts will be recognized in revenue following the "system sale" policy noted above.

License and maintenance revenue: Software and maintenance revenue are recognized ratably over the contract period.

Service revenue: Service revenue is recognized after the services are performed and collection of the resulting receivable is probable.

Research and Development

Research and development costs are charged to expense as incurred.

Intangible Asset

In March 1999, the Company received patent number 5,957,776 relating to its table game control system. Management feels strongly that the extent of the patent will enable the Company to adequately protect its technology. Expenses incurred in obtaining this patent are carried at cost and are being amortized over seventeen years using the straight-line method. Impairment of this asset is being evaluated at the end of each reporting period.

Stock-Based Consideration

Effective January 1, 2006 the Company adopted FASB Statement No. 123(R) "Share-Based Payment" (SFAS 123(R)), which requires an entity to reflect on its income statement, instead of pro forma disclosures in its financial footnotes, the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair market value of the award. Statement 123(R) supersedes the Company's previous accounting under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" for periods beginning prior to December 31, 2005. The Company adopted SFAS 123(R) using the modified prospective transition method. The Company's financial statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company's financial statements for the prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

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

Prior to 1999, the Company was treated as a Subchapter S corporation whereby revenues and expenses flow through to stockholders for inclusion on their individual returns. Accordingly, no income tax provision was provided in the Company's financial statements through December 31, 1999.

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

Item 8. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 8A. - CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures The chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Exchange Act, Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including its chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

It should be noted that we do not have a formal audit committee. Our board of directors oversees the responsibilities of the audit committee. The board is fully aware that there is a lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters. However, the board has determined that considering the employees involved and the control procedures in place, risks associated with such a lack of segregation are insignificant and the potential benefits of adding employees to clearly segregate duties does not justify the expenses associated with such increases at this time.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. As of the end of the most recent fiscal year, management found the internal control over financial reporting to be effective, with no material weaknesses. There were no changes in our internal controls over financial reporting, known to the Chief Executive Officer or Chief Financial Officer, that occurred during our fiscal fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our management is reviewing our internal controls over financial reporting to determine the most suitable recognized control framework. We will give great weight and deference to the product of the discussions of the SEC's Advisory Committee on Smaller Public Companies (the "Advisory Committee") and the Committee of Sponsoring Organizations' task force entitled Implementing the COSO Control Framework in Smaller Businesses (the "Task Force"). Both the Advisory Committee and the Task Force are expected to provide practical, needed guidance regarding the applicability of Section 404 of the Sarbanes-Oxley Act to small business issuers. Our management intends to perform the evaluation required by Section 404 of the Sarbanes-Oxley Act at such time as we adopt a framework. For the same reason, our independent registered public accounting firm has not issued an "attestation report" on our management's assessment of internal controls.

Item 8B. - OTHER INFORMATION

None

PART III

Item 9. - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT .

In July 2006, Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting treatment (recognition and measurement) for an income tax position taken in a tax return and recognized in a company's financial statements. The new standard also contains guidance on "de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition". The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of this statement but we believe the adoption of FIN 48 will not have an impact on our consolidated financial position or results of operations.

In September 2006, the U.S. Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). This SAB addresses diversity in practice of quantifying financial statement misstatements. It establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company's financial statements and the related financial statement disclosures. The SAB is effective for financial statements issued for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have an impact on our consolidated financial position or results of operations.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS No. 157"). This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of this statement. We believe the adoption of SFAS No. 157 will not have a material impact on our consolidated financial position or results of operations.

The executive officers and directors of the Company, with a brief description, are as follows:

Name	Age	Position
Chad B. Hoehne	44	Chairman, President	Mr. Hoehne is the Chairman, President and founder of the Company. He has a BS degree in Business Administration from Mankato State University. Mr. Hoehne was employed by Micro Control Company from 1985 to 1993.
Robert R Siqveland	62	Secretary	Mr. Siqveland is the Director of Marketing and the Corporate Secretary. He was an investment advisor and venture capitalist for twenty-five years. Mr. Siqveland has worked with Table Trac in various capacities for the past seven years.
Thomas Oliveri	44	Director	Tom Oliveri is Executive Vice President and Chief Operating Officer of Global Payment Technologies, Inc. (GPT), a worldwide leader in automated currency acceptance and validation. Mr. Oliveri, who also is a member of GPT's Board of Directors, joined the company in January 1999. Mr. Oliveri possesses over twenty-two years of diverse manufacturing experience, including fifteen years in senior management positions encompassing a variety of manufacturing venues from military electronics and aviation to medical devices. Mr. Oliveri holds a Bachelor of Science degree from the State University at Oswego and a Master of Science degree from the State University at Stony Brook.

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

Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than five percent of our common stock to file initial reports of ownership and reports of changes in ownership of our common stock with the SEC. Officers, directors and ten-percent or greater beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2006 and representations from these reporting persons, no Forms 5 were required.

Code of Ethics

Table Trac has adopted a code of ethics for our principal executive and financial officers. The management promotes honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

Item 10. - EXECUTIVE COMPENSATION.

In 2006 and during the past three years, Mr. Hoehne has fulfilled the duties of chief financial officer, corporate administrator, performing the corporate accounting and finance activities, chairman and president, in addition to programming and technology development. For fulfilling these responsibilities the total executive compensation was $295,839 and $290,746 for years ended December 31, 2006 and 2005, respectively.

In 2006 and during the past three years, Mr. Siqveland has fulfilled the duties of corporate secretary, customer services, installation training and corporate development, as well as National Sales Manager. For fulfilling these responsibilities the total executive compensation was $74,850 and $92,950 for the years ended December 31, 2006 and 2005, respectively.

Options Granted in 2006

None

Aggregated Options Exercises in 2006 and Year End Option Values

Chad Hoehne holds employee stock options in the amount of 237,500 shares with an exercise price of $0.13.
Robert Siqveland holds employee stock options of 112,500 shares with an exercise price of $0.13.

Boards' Compensation in 2006

$1,000 was the total compensation for each member in 2006. Table Trac, Inc. also issued 15,000 shares of its authorized but unissued restricted common stock with a fair value of $6,000 to Tom Olivari as part of his agreement to serve as a new board member.

Item 11. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

There are presently 3,991,534 shares of the Company's common shares outstanding. The following table sets forth the information as of December 31, 2006 to the ownership of each person who, as of this date, owns of record, or is known by the Company to own beneficially, more than five per cent of the Company's common stock, and in addition, by each director and executive officer of the Company, and by all directors and executive officers as a group.

Name	Shares of Common Stock	Percent of Ownership
Chad and Sally Hoehne (1)	1,128,600	28.28%
Robert Siqveland, Director	137,500	3.44%
Thomas Oliveri, Director	15,000	0.38%
Directors and Officers as a group	1,281,100	32.10%

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

(b) The Company had no events to report on Form 8-K in 2006.

(c) There are no exhibits.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent auditor, Carver Moquist & O'Connor, LLC (formerly known as Carver Moquist & Associates, LLC), billed an aggregate of $31,120 in 2006 and $16,644 in 2005 for audit services, including the quarterly review of the Company's Form 10-QSB during 2005, and tax preparation. No additional fees were paid to Carver Moquist & O'Connor, LLC.

The Company does not have an audit committee and as a result our board of directors perform the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. As a result, we do not rely on established pre-approval policies and procedures.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated April 2, 2007

TABLE TRAC, INC.

Table Trac, Inc. ______/s/_Chad B. Hoehne_______________
Chad B. Hoehne, Chief Executive Officer

CERTIFICATION

I, Chad B. Hoehne, Chief Executive Officer of Table Trac, Inc. (the "Registrant"), certify that:

1. I have reviewed this annual report on Form 10-KSB for the year ended December 31, 2006 of Table Trac, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent functions):

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

Date:

April 2, 2007

Table Trac, Inc. ______/s/_Chad B. Hoehne_______________
Chad B. Hoehne, Chief Executive Officer / Chief Finanial Officer

TABLE TRAC, INC. CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. 1350)

The undersigned, Chad B. Hoehne, the Chairman and President of Table Trac, Inc. (the "Company") has executed this Certification in connection with the filing with the Securities and Exchange Commission of the Company's amended Annual Report on Form 10-KSB for the year ended December 31, 2006 (the "Report"). The undersigned hereby certifies that: · the Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and · the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company. IN WITNESS WHEREOF, the undersigned has executed this Certification as of the 2nd day of April 2007.

Table Trac, Inc. ______/s/_Chad B. Hoehne_______________
Chad B. Hoehne, Chief Executive Officer/ Chief Financial Officer

TABLE TRAC, INC.

FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006 AND 2005

Section 1. Independent Auditors' Reports

CARVER MOQUIST & O'CONNOR, LLC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Table Trac, Inc.

We have audited the accompanying balance sheets of Table Trac, Inc. as of December 31, 2006 and 2005, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Table Trac, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Carver Moquist & O'Connor, LLC

Bloomington, Minnesota
April 2, 2007

Section 2. Financial Statements: Balance Sheets

TABLE TRAC, INC.

BALANCE SHEETS

	December 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash	$307,371	$99,996
Accounts receivable, no allowance for doubtful accounts deemed necessary for 2006 and 2005	221,992	266,973
Inventory	96,473	6,767
Prepaid expenses	16,310	2,400

Total current assets	642,146	376,136

Patent, net	13,644	15,009

Deferred tax asset	185,000	- 0 -

Total assets	840,790	391,145

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 13,609	$ 8,946
Accrued payroll and related	18,258	15,194
Deferred revenue	174,795	- 0 -
Total current liabilities	206,662	24,140

Stockholders’ equity:
Common stock, no par value; 5,000,000 shares authorized: 3,991,534 and 3,959,034 shares issued and outstanding in 2006 and 2005, respectively	1,323,770	1,315,583
Accumulated deficit	(689,642)	(948,578)
Total stockholders’ equity	634,128	367,005

Total liabilities and stockholders’ equity	$ 840,790	$ 391,145

The accompanying notes are an integrated part of these financial statement

Section 3. Financial Statements: Statements of Operations

TABLE TRAC, INC.

STATEMENTS OF OPERATIONS

	Years Ended
	December 31,	December 31,
	2006	2005
Net sales	$859,114	$ 1,184,956
Cost of sales	152,421	292,496
Gross profit	706,693	892,460

Selling, general and administrative expenses	634,686	589,687

Net income from operations	72,007	302,773

Other income (expense):
Interest income	1,929	- 0 -

Net income before income taxes	73,936	302,773
Income tax expense (benefit)	(185,000)	- 0 -
Net income	$ 258,936	$ 302,773
Basic earnings per share	$0.065	$0.079
Weighted average basic shares outstanding	3,969,897	3,852,784
Diluted earnings per share	0.059	0.072
Weighted average diluted shares	4,400,916	4,255,990

The accompanying notes are an integrated part of these financial statements.

Section 4. Statement of Stockholders Equity

TABLE TRAC, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock Number of Shares	Common Stock Amount	Accumulated Deficit	Total
BALANCE, DECEMBER 31, 2004	3,831,534	$1,302,302	$(1,251,351)	$50,951
Stock warrants exercised	127,500	13,281		13,281
2005 Net income	- 0 -	- 0 -	302,773	302,773
BALANCE, DECEMBER 31, 2005	3,959,034	1,315,583	(948,578)	367,005
Stock options exercised	17,500	2,187		2,187
Shares issued to a new board member for board service	15,000	6,000		6,000
2006 Net income	- 0 -	- 0 -	258,936	258,936
BALANCE, DECEMBER 31, 2006	3,991,534	$1,323,770	$(689,642)	$634,128

The accompanying notes are an integrated part of these financial statements.

Section 5. Statements of Cash Flows

TABLE TRAC, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2006	Year Ended December 31, 2005
Cash flows from operating activities:
Net income	$258,936	$302,773
Adjustments to reconcile net income to cash flows provided by operating activities:
Amortization	1,365	1,365
Deferred Income Taxes	(185,000)	- 0 -
Non-cash stock compensation expense	6,000	- 0 -
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	44,981	(240,577)
Increase in inventory	(89,706)	(3,811)
Increase in prepaid expenses	(13,910)	- 0 -
Increase in accounts payable	4,663	3,072
Increase in accrued payroll and related	3,064	4,117
Increase in deferred revenue	174,795	- 0 -
Net cash flows provided by operating activities	205,188	66,939

Cash flows from financing activities:
Proceeds from stock options/ warrants exercised	2,187	13,281
Net cash flows provided by financing activities	2,187	13,281

Net increase in cash	207,375	80,220

Cash - beginning of year	99,996	19,776

Cash - end of year	$ 307,371	$ 99,996

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

Table Trac provides system sales and technical support to casinos with a minimum number of tables or gaming machines. System sales include installation, custom casino system configuration, and training. In addition, license and technical support are provided under an annual license and service contract. Custom screens and reports can be designed, if requested by the casino, at additional cost.

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

In 2005 a new category of sale was defined, a System Sale that included special programming with a customer acceptance clause and payable under an installment plan. Due to the Company not having a history of collection with this type of installment contract before, they are recognizing revenue as the contract is billed. During 2006, the Company has collected on these installments as invoiced and has demonstrated that collectibility was present. All future financial installment contracts will be recognized in revenue following the 'system sales" policy noted above.

License and maintenance revenue: Software and maintenance revenue are recognized ratably over the contract period.

Service revenue: Service revenue is recognized after the services are performed and collection of the resulting receivable is probable.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentrations of Risk

Cash Deposits in Excess of Federally Insured Limits

The Company maintains its cash balances at two financial institutions. Accounts are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company had approximately $100,638 of uninsured cash balances at December 31, 2006.

Major Customers

Five customers accounted for approximately 93% of the Company's revenue in 2006 and approximately 86% of accounts receivable at December 31, 2006. Two customers accounted for approximately 87% of the Company's revenue in 2005 and approximately 97% of accounts receivable at December 31, 2005.

Major Suppliers

The Company has developed the ability to manufacture its own Table Trac units. The Company is aware of local electronic manufacturers offering equivalent manufacturing capability whose services the Company could readily hire as needed.

Fair Value of Financial Instruments

The Company's financial instruments consist of cash, accounts receivable, accounts payable and accrued expenses. Pursuant to SFAS No. 107 "Disclosures About Fair Value of Financial Instruments," the Company is required to estimate the fair value of all financial instruments at the balance sheet date. The Company considers the carrying values of its financial instruments to approximate fair value due to their short-term nature.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Segment Reporting

The Company operates as one reporting segment.

Comprehensive income (loss)

Comprehensive income (loss) includes net income (loss) and items defined as other comprehensive income (loss). Items defined as other comprehensive income (loss) include such items as foreign currency translation adjustments and unrealized gains (losses) on certain marketable securities. For the year ended December 31, 2006 and 2005, the Company had no items defined as other comprehensive income (loss).

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

Accounts Receivable

Accounts receivable are recorded at the invoiced amount. Management believes that receivables are fully collectible. While the ultimate result may differ, management believes that any write off not allowed for will not have a material impact on the Company's financial position.

Inventory

Inventory is stated at the lower of cost or market. The first-in, first-out cost method is used to value inventory.

Furniture, Equipment and Software

Furniture, equipment and purchased software are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets which range from two to five years. Repair and maintenance costs are expensed as incurred; major renewals and improvements are capitalized. As items of property or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in operating income.

Intangible Asset

In March 1999, the Company received patent number 5,957,776 relating to its table game control system. Management feels strongly that the extent of the patent will enable the Company to adequately protect its technology. Expenses incurred in obtaining this patent are carried at cost and are being amortized over seventeen years using the straight-line method.

Long-lived Assets

The Company periodically assesses the recoverability of long-lived assets and certain identifiable intangible assets by reviewing for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

Prior to 1999, the Company was treated as a Subchapter S corporation whereby revenues and expenses flow through to stockholders for inclusion on their individual returns. Accordingly, no income tax provision was provided in the Company's financial statements through December 31, 1999.

Stock-based Compensation

Effective January 1, 2006 the Company adopted FASB Statement No. 123(R) "Share-Based Payment" (SFAS 123(R)), which requires an entity to reflect on its income statement, instead of pro forma disclosures in its financial footnotes, the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair market value of the award. Statement 123(R) supersedes the Company's previous accounting under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" for periods beginning prior to December 31, 2005. The Company adopted SFAS 123(R) using the modified prospective transition method. The Company's financial statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company's financial statements for the prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). The Company for the year ended December 31, 2005 had no pro forma stock option expenses.

Recent Accounting Pronouncements

In July 2006, Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting treatment (recognition and measurement) for an income tax position taken in a tax return and recognized in a company's financial statements. The new standard also contains guidance on "de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition". The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of this statement but we believe the adoption of FIN 48 will not have an impact on our consolidated financial position or results of operations.

In September 2006, the U.S. Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). This SAB addresses diversity in practice of quantifying financial statement misstatements. It establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company's financial statements and the related financial statement disclosures. The SAB is effective for financial statements issued for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have an impact on our consolidated financial position or results of operations.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS No. 157"). This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of this statement. We believe the adoption of SFAS No. 157 will not have a material impact on our consolidated financial position or results of operations.

NOTE 2. OPERATING LEASE

The Company leases its office facilities under a lease agreement. Future minimum lease payments are as follows:

2007- - - - $15,120

Rent expense was $15,120 and $14,400 in 2006 and 2005, respectively.

NOTE 3. STOCKHOLDERS' EQUITY

Stock Options and Warrants

In October 2001, the Company implemented an Employee Stock Incentive Plan. This plan provides for the issuance of options to employees to purchase shares of the Company's common stock at an exercise price at least equal to the fair value of the Company's common stock at the grant date. These options are exercisable for a period of seven years from the date of grant. The Company has reserved 1,000,000 shares of its common stock for potential issuance under this plan. As of December 31, 2006, 507,500 stock options were available for grants.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's Statements of Operations. The Company recorded $0 of related compensation expense for the year ended December 31, 2006 as no options were granted during the period.

The Company uses the Black-Sholes-Merton ("Black Sholes") option-pricing model as a method for determining the estimated fair market value for employee stock awards. This is the same option-pricing model used in prior years to calculate pro forma compensation expense under SFAS 123 footnote disclosures. Compensation expense for employee stock awards is recognized on a straight-line basis over the vesting period of the award.

The following is a summary of all activity involving options for the years ended December 31:

		Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
	Outstanding Options

Balance, December 31, 2004	492,500	$ 0.13

Granted	-
Cancelled	-

Balance, December 31, 2005	492,500	$ 0.13

Granted	-
Excercised	17,500
Cancelled	-

Balance, December 31, 2006	475,000	$ 0.13	4.6	$579,500

The aggregate intrinsic value in tthe table represents the difference between the closing stock price on December 31, 2006 and the exercise price, multiplied by the number of in-the-money options that would have been recieved by the option holders had all option holders exercised their options on December 31, 2006. The total intrinsic value of options exercised during years ended December 31, 2006 and 2005 was approximately $21,000 and $0 respectively.

NOTE 4. SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest was $0 and $0 for the years ended December 31, 2006 and 2005 respectively. There were no cash payments for income taxes for the years ending December 31, 2006 and 2005.

NOTE 5. INCOME TAXES

The Company was treated as a subchapter S corporation from inception through December 31, 1998.

The income tax provisions consists of the following for the years ended December 31:

	2006	2005
Current tax expense	$- 0 -	$- 0 -
Deferred tax expense benefit	24,000	120,000
Net change in valuation allowance	(209,000)	(120,000)
Total income tax provisions	$ (185,000)	$- 0 -

The reconciliation between expected federal income tax rates is as follows:

	2006		2005
	Amount	Percent	Amount	Percent
Expected federal tax $	$25,000	34.0%	$103,000	34.0%
Surtax exemption	(6,000)	(8.1)	(1,000)	(0.4)
State income tax, net of federal tax benefit	5,000	6.8	18,000	6.0
Valuation and utilization of net operating loss carryforwards	$(209,000)	(282.9)	$(120,000)	(39.6)
Total	$(185,000)	(250.2)%	$ - 0 -	0%

The Company up until 2006 carried a full valuation allowance against its deferred tax assets, primarily its net operating loss carryforwards. After demonstrating several years of profitability, Table Trac Inc. has reversed the valuation allowance and has recorded a deferred tax asset totaling $185,000 relating to their net operating loss carry forward as of December 31, 2006. The following table summarizes the Company's deferred tax assets and liabilities at December 31, 2006:

	2006	2005
Inventory valuation allowance	$- 0 -	$6,000
Net operating loss carryforwards	185,000	203,000
Valuation allowance	- 0 -	(209,000)
Net deferred tax asset	185,000	$- 0 -

At December 31, 2006, the Company has Federal and State NOL carryforwards available to offset future taxable income as follows through years ending December 31:

2021	249,000
2022	178,000
2023	31,000
Totals	$458,000