Form 10QSB
period 2007-03-31
TABLE TRAC INC
filed 2007-05-16
CIK 1090396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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
4,001,534 Shares of Common Stock outstanding as of May 15, 2007

Table Trac, Inc.

I N D E X
PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements
Condensed Balance Sheets as of March 31, 2007 (unaudited) and December 31, 2006 (audited)
Condensed Statements of Operations for the three months ended March 31, 2007 and 2006 (unaudited)
Condensed Statements of Cash Flows for the three months ended March 31, 2007 and 2006 (unaudited)
Selected Notes to Condensed Financial Statements (unaudited)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Controls and Procedures
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES

Part I. FINANCIAL INFORMATION

Item I. CONDENSED FINANCIAL STATEMENTS

Table Trac, Inc.
Condensed Balance Sheets
(Unaudited)

	March 31, 2007 (unaudited)	December 31, 2006
ASSETS
Current assets:
Cash	$163,926	$307,371
Accounts receivable, no allowance for doubtful accounts deemed necessary	257,735	221,992
Inventory	190,268	96,473
Prepaid expenses	15,326	16,310
Total current assets	627,255	642,146

Patent, net of accumulated amortization	13,303	13,644
Deferred tax asset	181,000	185,000

Total assets	$ 821,558	$ 840,790

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 3,078	$ 13,609
Accrued payroll and related tax accruals	20,873	18,258
Deferred revenue	145,033	174,795
Total current liabilities	168,984	206,662

Stockholders’ equity :
Common stock, $0.001 par value; 5,000,000 shares authorized: 4,001,534 shares issued and outstanding at March 31, 2007 and 3,991,534 shares issued and outstanding at December 31, 2006	1,337,770	1,323,770
Accumulated deficit	(685,196)	(689,642)
Total stockholders’ equity	652,574	634,128

Total liabilities and stockholders’ equity	$ 821,558	$ 840,790

The Accompanying notes are an integral part of these condensed financial statements.

Table Trac, Inc.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended
	Mar '07	Mar '06

Net sales	$204,031	$160,174
Cost of sales	36,624	21,984
Gross Profit	167,407	138,190
Selling, general and administrative expenses	161,303	153,055
Income (loss) from operations	6,104	(14,865)

Interest income	2,342	0
Net income (loss) before taxes	8,446	(14,865)
Income tax expense	4,000	-0-
Net income (loss)	$ 4,446	$ (14,865)
Basic earnings (loss) per share	$ 0.001	$(0.004)
Weighted average basic shares outstanding	3,993,645	3,959,034
Diluted earnings (loss)per share	$ 0.001	$ (0.004)
Weighted average diluted shares	4,430,339	3,959,034

The Accompanying notes are an integral part of these condensed financial statements.

Table Trac, Inc.
Condensed Statements of Cash Flows
(Unaudited)

			Three Months Ended
			Mar '07	Mar '06
OPERATING ACTIVITIES
	Net income (loss)		$ 4,446	$(14,865)
	Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
		Non-cash stock for professional services	14,000	- 0 -
		Patents amortization	341	341
		Deferred income taxes	4,000	- 0 -
	Changes in operating assets and liabilities:
		Accounts receivable	(35,743)	167,519
		Inventory	(93,795)	- 0 -
		Prepaid expense	984	(5,500)
		Accounts payable	(10,531)	937
		Deferred revenue	(29,762)	- 0 -
		Accrued payroll	2,615	(2,876)
Net cash provided by (used in) operating activities			(143,445)	145,556
	Net cash increase (decrease) for period		(143,445)	145,556
	Cash at beginning of period		307,371	99,996
	Cash at end of period		$163,926	$245,552

The Accompanying notes are an integral part of these condensed financial statements.

Table Trac, Inc.
SELECTED NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2007

Note 1. Condensed Financial Statements:

The condensed balance sheet as of March 31, 2007, the condensed statement of operations and cash flows for the periods ended March 31, 2007 and 2006 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include normal recurring adjustments and adjustments to revenues for compliance with the company's revenue recognition policy) necessary to present fairly the financial position, results of operations and changes in cash flows at March 31, 2007 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2006 audited financial statements filed on form 10-KSB.

Note 2. Revenue Recognition:

Revenue from all customers is recognized when all significant contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured. Generally, revenues are recognized upon installation, customer specifications have been met and title and risk of loss have transferred to the customer.

Software and maintenance revenue are invoiced and recognized monthly.

If a sale requires customer acceptance due to performance or other acceptance criteria included in the terms of the sale, revenue is recognized at the time of customer acceptance.

When a sale involves multiple elements, revenue is allocated to each respective element in accordance with Emerging Issues Task Force (EITF) 00-21 "Accounting for Revenue Arrangements with Multiple Deliverables." Allocation of revenue to undelivered elements of the arrangement is based on fair value of the element being sold on a stand-alone basis.

In certain instances, sales are collected under an installment payment plan, which are considered extended payment terms. In these situations, as the Company has determined and can support "a history of successfully collecting under the original payment terms without making concessions", the extended payment terms are considered fixed or determinable at the outset of the arrangement and accordingly revenue is recognized upon the delivery of the software, assuming that all other revenue recognition criteria have been met.

Customer advance deposits are recorded as deferred revenue until such time the associated revenue is recognized.

Note 3. Customer Concentration: 7 casino customers comprised 85% of the Company's revenues for the three months ended March 31, 2007. In the three months ended March 31, 2006 there were 6 casino customers over 85% of total revenue.

Note 4. Inventory:

The Companies inventories consisted of the following:

	March 31, 2007	December 31, 2006
Raw Materials	$- 0 -	$ - 0 -
Work-In-Process	$34,816	$8,950
Finished Goods	$155,452	$87,523
	$190,268	$ 96,473

Note 5. Stockholders` Equity:

Stock Options and Warrants

In October 2001, the Company implemented an Employee Stock Incentive Plan. This plan provides for the issuance of options to employees to purchase shares of the Company's common stock at an exercise price at least equal to the fair value of the Company's common stock at the grant date. These options are exercisable for a period of seven years from the date of grant. The Company has reserved 1,000,000 shares of its common stock for potential issuance under this plan. As of March 31, 2007, 507,500 stock options were available for grants.

Effective January 1, 2006 the Company adopted FASB Statement No. 123(R) "Share-Based Payment" (SFAS 123(R)), which requires an entity to reflect on its income statement, instead of pro forma disclosures in its financial footnotes, the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair market value of the award. Statement 123(R) supersedes the Company's previous accounting under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" for periods beginning prior to December 31, 2005. The Company adopted SFAS 123(R) using the modified prospective transition method. All options granted prior to the adoption of SFAS 123(R) were fully vested and thus no related compensation expense will be recorded in the Company's financial statements. SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's Statements of Operations. The Company recorded $0 of related compensation expense for the three month periods ended March 31, 2007 and 2006 as no options were granted during the periods.

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

The following is a summary of all activity involving options for the three month period ended March 31, 2007:

	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value

Balance, December 31, 2006	475,000	$ 0.13
Granted
Excercised
Cancelled
Balance, March 31, 2007	475,000	$ 0.13	4.3	$676,875

Exercisable at March 31, 2007	475,000	$ 0.13	4.3	$676,875

The aggregate intrinsic value in the table represents the difference between the closing stock price on March 31, 2007 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on March 31, 2007.

Note 6. Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes"- an Interpretation of FASB Statement No. 109". (FIN No. 48"), which clarifies the accounting for uncertainty in income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Additionally, FIN 48 provides guidance on derecognition, classification, interest, penalties, accounting in interim periods and disclosure related to uncertain income tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN No. 48 as of January 1, 2007 noting no material effect on its financial position, results of operations or cash flows.

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

In 2006, the Company launched new products in the areas of Class II S2S gaming communications and related Class II S2S support for promotions administration and management, gaming machine on-line accounting and management, gaming machine vault cage operations, touch screen customer service kiosks, guest service paging and wireless handheld communications. The Company believes that this development has greatly enhanced their opportunities for new system sales in the marketplace. The Company increased the backlog of system installations in process from $1,196,000 at December 31, 2006 to $1,616,000 at April 3, 2007, having delivered the second phase of its contract with Nicarauga in the first quarter and the addition of the Apache Fort Sill contract.

Results of Operations:

Revenues for the three months ended March 31, 2007 increased to $204,031 from $160,174 in 2006. The increase was primarily attributable to increased license and maintenance revenues compared to the prior period, approximately $17,600, and the phase II Nicaragua system installed in the three months ended March 31, 2007. Cost of sales for the three months ended March 31 2007 increased to $36,624 from $21,984 for the comparable period ended March 31, 2006 as a result of the hardware costs associated with the Phase II Nicaragua install. Operating expenses for the three months ended March 31, 2007 increased to $161,303 from $153,055 in 2005. Consulting fees related to the S2S communications development totaling $24,000 was primarily responsible for the increase in 2006 compared to 2005. Primarily a result of the aforementioned increase in revenue, net income before taxes increased to $8,446 for the three months ended March 31, 2007 compared to net loss of $14,865 for the three months ended March 31, 2006. The basic earnings (loss) per share was $0.001 for the three months ended March 31, 2007, compared to $(0.004) for the three months ended March 31, 2006.

At the end of the first quarter 2007, the Company had manufactured inventory in stock to complete its backlog, and had active system installations in process in 4 casinos.

Liquidity and Capital Resources:

Our cash balance at March 31, 2007 decreased to $163,926 from $307,371 at December 31, 2006 primarily due to expenditures for inventory to complete our backlog of system orders and the completion of our development for the Class II S2S communications to fulfill requirements for our Oklahoma casino sales. Net cash used in operations was ($143,445) for the quarter ended march 31, 2007 versus cash provided by operations of $145,556 for the quarter ended March 31, 2006. The decrease for the quarter ended march 31, 2007 as compared to the quarter ended March 31, 2006 was due to significant increases in accounts receivable and inventory and a decrease in deferred revenue.

There are no known trends, events or uncertainties that are likely to have a material impact on the short or long-term liquidity. The primary source of liquidity in both the short term and the long term will be system sales and the resulting license and maintenance fees from existing systems. Managment has been able to manage is expenses and cash flow so that monthly obligations are satisfied by revenues from existing contracts. Management believes that the Company has adequate cash to meet its obligations and continue operations for both existing customer contracts and ongoing product development.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have: (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

On March 13, 2007, we issued 10,000 shares of our common stock to a consultant in consideration for services received. In connection with this issuance, we relied upon the exemptions from registration provided by Section 4(2) of the Securities Act of 1933 and Rules 505 and 506 promulgated thereunder, since this was a private transaction, not involving any general solicitation and not constituting a public offering.

ITEM 3. CONTROLS AND PROCEDURES

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

It should be noted that the Company does not have a formal audit committee. Its board of directors oversees the responsibilities of the audit committee. The board is fully aware that there is a lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters. However, the board has determined that considering the employees involved and the control procedures in place, risks associated with such a lack of segregation are insignificant and the potential benefits of adding employees to clearly segregate duties does not justify the expenses associated with such increases at this time.

ITEM 4. Submission of Matters to a vote of Security Holders

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits and Reports on Form 8-K

None.

SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Table Trac, Inc.
Date May 15, 2007
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
4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15e and 15(e)) for the registrant and have:
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
(a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting; and

Date: May 15, 2007
By: /s/ Chad Hoehne
Name: Chad Hoehne
Title: Chief Executive Officer and Principal Financial Officer

CERTIFICATION PURSUANT TO SECURITIES EXCHANGE ACT OF 1934
RULE 13a-14(b) OR 15d-14(b) AND
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Table Trac, Inc. (the "Company") on Form 10-QSB for quarter ended March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Quarterly Report"), I, Chad Hoehne, Chief Executive Officer and principal financial officer of the Company, certify for the purpose of complying with Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Section 1350 of Chapter 63 of Title 18 of the United States Code, that:
1. the Quarterly Report fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act; and
2. the information contained in the Quarterly Report fairly presents, in all material respect, the financial condition and results of operations of the Company.

Dated: May 15, 2007
By: /s/ Chad Hoehne
Chief Executive Officer and Principal Financial Officer