Form 10QSB
period 2007-06-30
TABLE TRAC INC
filed 2007-08-21
CIK 1090396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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
Suite 331 Minnetonka,
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
4,001,534 Shares of Common Stock outstanding as of July 31, 2007

Table Trac, Inc.

I N D E X
PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements
Condensed Balance Sheets as of June 30, 2007 (unaudited) and December 31, 2006 (audited)
Condensed Statements of Operations for the three and 6 months ended June 30, 2007 and 2006 (unaudited)
Condensed Statements of Cash Flows for the six months ended June 30, 2007 and 2006 (unaudited)
Selected Notes to Condensed Financial Statements (unaudited)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Controls and Procedures
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES

Part I. FINANCIAL INFORMATION

Item I. CONDENSED FINANCIAL STATEMENTS

Table Trac, Inc.
Condensed Balance Sheets
(Unaudited)

	June 30, 2007 (unaudited)	Dec. 31, 2006 (audited)
ASSETS
Current assets:
Cash	$194,334	$307,371
Current portion of accounts receivable, no allowance for doubtful accounts deemed necessary	638,668	221,992

Inventory	110,765	96,473
Prepaid expenses	7,550	16,310
Total current assets	951,317	642,146

Patent, net of accumulated amortization	13,238	13,644
Deferred tax asset	13,300	185,000
Long term portion of accounts receivable, financed contracts	276,800	- 0 -
Total assets	$1,254,655	$ 840,790

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 3,018	$ 13,609
Accrued payroll and related tax accruals	36,979	18,258
Deferred revenue	268,186	174,795
Total current liabilities	308,183	206,662

Stockholders’ equity :
Common stock, $0.001 par value; 5,000,000 shares authorized: 4,001,534 shares issued and outstanding at June 30, 2007 and 3,991,534 shares issued and outstanding at December 31, 2006	1,337,770	1,323,770
Accumulated deficit	(391,298)	(689,642)
Total stockholders’ equity	946,472	634,128

Total liabilities and stockholders’ equity	$1,254,655	$ 840,790

The Accompanying notes are an integral part of these condensed financial statements.

Table Trac, Inc.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	April - June '07	April - June '06	Jan. - June '07	Jan. - June '06

Net sales	$884,297	$134,590	$1,088,328	$ 294,764
Cost of sales	236,807	14,453	273,431	36,437
Gross Profit	647,490	120,137	814,897	258,327
Selling, general and administrative expenses	187,657	153,682	348,660	306,737
Income (loss) from operations	459833	(33,545)	466,237	(48,410)

Interest income	1,765	0	4,107	0
Net income (loss) before taxes	461,598	(33,545)	470,344	(48,410)
Income tax expense	167,700	-0-	172,000	0
Net income (loss)	$ 293,898	$ (33,545)	$298,344	$(48,410)
Basic earnings (loss) per share	$ 0.073	$(0.008)	$0.075	$(0.012)
Weighted average basic shares outstanding	4,001,534	3,959,034	4,001,534	3,959,034
Diluted earnings (loss)per share	$ 0.066	$ (0.008)	$0.067	$(0.012)
Weighted average diluted shares	4,443,739	3,959,034	4,430,339	3,959,034

The Accompanying notes are an integral part of these condensed financial statements.

Table Trac, Inc.
Condensed Statements of Cash Flows
(Unaudited)

			Six Months Ended
			June '07	June '06
OPERATING ACTIVITIES
	Net income (loss)		$ 298,344	$(48,410)
	Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
		Non-cash stock for professional services	14,000	- 0 -
		Patents amortization	682	682
		Deferred income taxes	171,700	- 0 -
	Changes in operating assets and liabilities:
		Accounts receivable	(693,476)	141,685
		Inventory	(14,292)	(38,078)
		Prepaid expense	8,484	(17,900)
		Accounts payable	(10,591)	(5,599)
		Deferred revenue	93,391	40,000
		Accrued payroll	18,721	(106)
Net cash provided by (used in) operating activities			(113,037)	72,274
FINANCING ACTIVITIES
	Subscriptions received for exercise of restricted common stock option		- 0 -	2,188
Net cash provided by financing activites			- 0 -	2,188
	Net cash increase (decrease) for period		(113,037)	74,462
	Cash at beginning of period		307,371	99,996
	Cash at end of period		$194,334	$174,458

The Accompanying notes are an integral part of these condensed financial statements.

Table Trac, Inc.
SELECTED NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2007

Note 1. Condensed Financial Statements:

The condensed balance sheet as of June 30, 2007, the condensed statement of operations and cash flows for the periods ended June, 2007 and 2006 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include normal recurring adjustments and adjustments to revenues for compliance with the company's revenue recognition policy) necessary to present fairly the financial position, results of operations and changes in cash flows at June 30, 2007 and for all periods presented have been made.

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

Current portion of accounts receivable are regular receivables and amounts from financed contracts coming due within 12 months. Long term portion of accounts receivable are amounts from financed contracts coming due beyond 12 months.

Customer advance deposits are recorded as deferred revenue until such time the associated revenue is recognized.

Note 3. Customer Concentration:

9 casino customers comprised 90% of the Company's revenues for the three and six months ended June 30, 2007.

Note 4. Inventory:

The Company's inventories consisted of the following:

	June 30, 2007	December 31, 2006
Raw Materials	$- 0 -	$ - 0 -
Work-In-Process	$10,880	$8,950
Finished Goods	$99,885	$87,523
	$110,765	$ 96,473

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

The following is a summary of all activity involving options for the six month period ended June 30, 2007:

	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value

Balance, December 31, 2006	475,000	$ 0.13
Granted
Excercised
Cancelled
Balance, June 30, 2007	475,000	$ 0.13	4.0	$722,000

Exercisable at June 30, 2007	475,000	$ 0.13	4.0	$722,000

The aggregate intrinsic value in the table represents the difference between the closing stock price on June 30, 2007 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on June 30, 2007.

Note 6 - Income Taxes

The Company adopted the provisions of FASB Interpretation No 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN 48), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. Based on our evaluation, we have concluded that there are no significant unrecognized tax benefits. Our evaluation was performed for the tax years ended December 31, 2003, 2004, 2005, and 2006, the tax years that remain subject to examination by major tax jurisdictions as of June 30, 2007. We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In accordance with FIN 48, paragraph 19, the Company has decided to classify interest and penalties as a component of income tax expense.

Note 7. Recently Issued Accounting Pronouncements

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

In 2006, the Company launched new products in the areas of Class II S2S gaming communications and related Class II S2S support for promotions administration and management, gaming machine on-line accounting and management, gaming machine vault cage operations, touch screen customer service kiosks, guest service paging and wireless handheld communications. The Company believes that this development has greatly enhanced their opportunities for new system sales in the marketplace. The Company increased the backlog of system installations in process from $1,196,000 at December 31, 2006 to $2,414,000 at June 30, 2007, having delivered 2 systems in Oklahoma and 1 system in Nicarauga in the second quarter, and receiving contracts for new systems in both Oklahoma and Costa Rica in the second quarter.

Results of Operations:

Revenues for the three months ended June 30, 2007 increased to $884,297 from $134,590 in 2006. The increase was attributable to the system installations completed in Oklahoma during the period. Cost of sales for the three months ended June 30, 2007 increased to $236,807 from $14,453 for the comparable period ended June 30, 2006 as a result of the costs associated with the system installations. Operating expenses for the three months ended June 30, 2007 increased to $187,657 from $153,682 in 2006. Additional staffing to support the increase in business is primarily responsible for the increase compared to 2006. Primarily a result of the aforementioned increase in revenue, net income before taxes increased to $461,598 for the three months ended June 30, 2007 compared to net loss of $33,545 for the three months ended June 30, 2006. The basic earnings (loss) per share was $0.073 for the three months ended June 30, 2007, compared to $(0.008) for the three months ended June 30, 2006.

Revenues for the six months ended June 30, 2007 increased to $1,088,328 from $294,764 in 2006. The increase was attributable to the system installations completed in Oklahoma(2) and Nicarauga(1) during the period. Cost of sales for the six months ended June 30, 2007 increased to $273,431 from $36,437 for the comparable period ended June 30, 2006 as a result of the costs associated with the system installations. Operating expenses for the six months ended June 30, 2007 increased to $348,660 from $306,737 in 2006. Additional staffing to support the increase in business is primarily responsible for the increase compared to 2006. Primarily a result of the aforementioned increase in revenue, net income before taxes increased to $470,344 for the six months ended June 30, 2007 compared to net loss of $48,410 for the six months ended June 30, 2006. The basic earnings (loss) per share was $0.075 for the six months ended June 30, 2007, compared to $(0.012) for the three months ended June 30, 2006.

At the end of the second quarter 2007, the Company has inventory in stock and in process adequate to supply its installation schedule for the coming 3rd quarter, and had active system installations in process in 4 casinos.

Liquidity and Capital Resources:

The company's cash balance at June 30, 2007 decreased to $194,334 from $307,371 at December 31, 2006 primarily due to expenditures for inventory to complete the backlog of system orders and expenditures for research & development for the Class II S2S communications used in Oklahoma casino sales. Net cash used in operations was ($113,037) for the six months ended June 30, 2007 versus cash provided by operations of $72,274 for the six months ended June 30, 2006. The decrease for the Six Months ended June 30, 2007 as compared to the six months ended June 30, 2006 was due to significant increases in accounts receivable and inventory and is offset substantially by an increase in deferred revenue.

There are no known trends, events or uncertainties that are likely to have a material impact on the short or long-term liquidity. The primary source of liquidity in both the short term and the long term will be system sales and the resulting license and maintenance fees from existing systems. Management has been able to manage is expenses and cash flow so that monthly obligations are satisfied by revenues from existing contracts. Management believes that the Company has adequate cash to meet its obligations and continue operations for both existing customer contracts and ongoing product development.

Management Comments/Recent Developments

Corporate activity that has taken place since the end of the first quarter of 2007, is indicative of progress and growth in many areas. Both our internal technical and administrative capabilities have been enhanced with new hires, and looking forward, we have determined that our current growth curve demands that we continue to qualify and place additional staff before the end of the year. On the development side, we have continued to add features to our system for all of our customers and to maintain all customers systems for reliable system performance. Perhaps, most significantly, we have been successful with integration and full functionality of our system with the multiple class II vendors in Oklahoma. Accordingly, this achievement has been recognized and has led to additional sales and many requests for new system quotations. In April we closed our second sale in Oklahoma to the Ft. Sill Apaches. We have most recently closed on our largest systems sale to date with the Otoe-Missouria (a two-phase contract), and currently have more quotes under consideration. The Company recently returned from our busiest trade show ever, the OIGA (Oklahoma Indian Gaming Association). On the international front, we contracted on a three-casino development deal in Costa Rica in June, and on July 19th, we signed a Master License Agreement with Thunderbird Resorts, providing exclusivity terms to them in exchange for minimal purchases. They currently have 35 casinos. The company is increasing revenues and earnings, and we anticipate this trend to continue.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, the company has no off-balance sheet arrangements. There are none and so will not have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have: (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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
Date August 20, 2007
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
(a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting; and

Date: August 20, 2007
By: /s/ Chad Hoehne
Name: Chad Hoehne
Title: Chief Executive Officer and Principal Financial Officer

CERTIFICATION PURSUANT TO SECURITIES EXCHANGE ACT OF 1934
RULE 13a-14(b) OR 15d-14(b) AND
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Table Trac, Inc. (the "Company") on Form 10-QSB for quarter ended June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Quarterly Report"), I, Chad Hoehne, Chief Executive Officer and principal financial officer of the Company, certify for the purpose of complying with Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Section 1350 of Chapter 63 of Title 18 of the United States Code, that:
1. the Quarterly Report fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act; and
2. the information contained in the Quarterly Report fairly presents, in all material respect, the financial condition and results of operations of the Company.

Dated: August 20, 2007
By: /s/ Chad Hoehne
Chief Executive Officer and Principal Financial Officer