Form 10QSB
period 2007-09-30
TABLE TRAC INC
filed 2007-11-19
CIK 1090396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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
4,001,534 Shares of Common Stock outstanding as of October 31, 2007

Table Trac, Inc.

I N D E X
PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements
Condensed Balance Sheets as of September 30, 2007 (unaudited) and December 31, 2006 (audited)
Condensed Statements of Operations for the three and nine months ended September 30, 2007 and 2006 (unaudited)
Condensed Statements of Cash Flows for the nine months ended September 30, 2007 and 2006 (unaudited)
Selected Notes to Condensed Financial Statements (unaudited)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Controls and Procedures
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES

Part I. FINANCIAL INFORMATION

Item I. CONDENSED FINANCIAL STATEMENTS

Table Trac, Inc.
Condensed Balance Sheets

	September 30, 2007 (unaudited)	Dec. 31, 2006 (audited)
ASSETS
Current assets:
Cash	$128,515	$307,371
Accounts receivable, no allowance for doubtful accounts deemed necessary	1,354,540	221,992

Inventory	107,444	96,473
Prepaid expenses	8,550	16,310
Total current assets	1,599,049	642,146

Patent, net of accumulated amortization	12,896	13,644
Deferred tax asset	- 0 -	185,000
Accounts receivable, financed contracts - long term	292,940	- 0 -
Total assets	$1,904,885	$ 840,790

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 16,695	$ 13,609
Deferred income taxes	220,700	- 0 -
Accrued payroll and related tax accruals	35,973	18,258
Deferred revenue	268,186	174,795
Total current liabilities	541,554	206,662

Stockholders’ equity :
Common stock, $0.001 par value; 5,000,000 shares authorized: 4,001,534 shares issued and outstanding at September 30, 2007 and 3,991,534 shares issued and outstanding at December 31, 2006	1,337,770	1,323,770
Retained earnings (Accumulated deficit)	25,561	(689,642)
Total stockholders’ equity	1,363,331	634,128

Total liabilities and stockholders’ equity	$1,904,885	$ 840,790

The accompanying notes are an integral part of these condensed financial statements.

Table Trac, Inc.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	July - Sept '07	July - Sept '06	Jan. - Sept '07	Jan. - Sept '06

Net sales	$1,024,886	$470,784	$2,113,214	$765,548
Cost of sales	230,245	66,666	503,676	103,103
Gross Profit	794,641	404,118	1,609,538	662,445
Selling, general and administrative expenses	173,542	168,612	522,202	475,349
Income from operations	621,099	235,506	1,087,336	187,096

Interest income	29,760	0	33,867	0
Net income before taxes	650,859	235,506	1,121,203	187,096
Income tax expense	234,000	-0-	406,000	0
Net income	$ 416,859	$ 235,506	$715,203	$187,096
Basic earnings per share	$ 0.10	$ 0.06	$ 0.18	$ 0.05
Weighted average basic shares outstanding	4,001,534	3,969,985	3,998,904	3,962,724
Diluted earnings per share	$ 0.09	$ 0.05	$0.16	$ 0.04
Weighted average diluted shares	4,451.587	4,387,832	4,448,956	4,380,572

The accompanying notes are an integral part of these condensed financial statements.

Table Trac, Inc.
Condensed Statements of Cash Flows
(Unaudited)

			Nine Months Ended
			Sept '07	Sept '06
OPERATING ACTIVITIES
	Net income		$ 715,203	$187,096
	Adjustments to reconcile net income to net cash provided by (used in) operations:
		Stock issued for professional services	14,000	6,000
		Patents amortization	1023	1,023
		Deferred income taxes	405,700	- 0 -
	Changes in operating assets and liabilities:
		Accounts receivable	(1,425,488)	(52,171)
		Inventory	(10,971)	(87,136)
		Prepaid expense	7,485	(1,500)
		Accounts payable	3,086	1,145
		Deferred revenue	93,391	0
		Accrued payroll	17,715	(195)
Net cash provided by (used in) operating activities			(178,856)	54,262
FINANCING ACTIVITIES
	Subscriptions received for exercise of restricted common stock option		- 0 -	2,188
Net cash provided by financing activites			- 0 -	2,188
	Net cash increase (decrease) for period		(178,856)	$56,450
	Cash at beginning of period		307,371	99,996
	Cash at end of period		$128,515	$156,446

The accompanying notes are an integral part of these condensed financial statements.

Table Trac, Inc.
SELECTED NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2007

Note 1. Condensed Financial Statements:

The condensed balance sheet as of September 30, 2007, the condensed statement of operations and cash flows for the periods ended September 30, 2007 and 2006 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include normal recurring adjustments and adjustments to revenues for compliance with the company's revenue recognition policy) necessary to present fairly the financial position, results of operations and changes in cash flows at September 30, 2007 and for all periods presented have been made.

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

License and maintenance revenue are invoiced and recognized monthly.

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

In certain instances, sales are collected under financed contracts, which are considered extended payment terms. In these situations, as the Company has determined and can support "a history of successfully collecting under the original payment terms without making concessions", the extended payment terms are considered fixed or determinable at the outset of the arrangement and accordingly revenue is recognized upon the delivery of the software, assuming that all other revenue recognition criteria have been met.

Accounts receivable include regular customer receivables and amounts from financed contracts coming due within 12 months. Any amounts from financed contracts coming due beyond 12 months are included in accounts receivable financed contracts, long term.

Customer advance deposits are recorded as deferred revenue until such time the associated revenue is recognized.

Note 3. Customer Concentration:

For the three months ended September 30, 2007, the company had 1 customer that represented 74% of total net sales.

Note 4. Inventory:

The Company's inventories consisted of the following:

	September 30, 2007	December 31, 2006
Raw Materials	$- 0 -	$ - 0 -
Work-In-Process	$60,614	$8,950
Finished Goods	$46,830	$87,523
	$107,444	$ 96,473

Note 5. Stockholders` Equity:

Stock Options and Warrants

In October 2001, the Company implemented an Employee Stock Incentive Plan. This plan provides for the issuance of options to employees to purchase shares of the Company's common stock at an exercise price at least equal to the fair value of the Company's common stock at the grant date. These options are exercisable for a period of seven years from the date of grant. The Company has reserved 1,000,000 shares of its common stock for potential issuance under this plan. As of September 30, 2007, 507,500 stock options were available for grants.

Effective January 1, 2006 the Company adopted FASB Statement No. 123(R) "Share-Based Payment" (SFAS 123(R)), which requires an entity to reflect on its income statement, instead of pro forma disclosures in its financial footnotes, the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair market value of the award. Statement 123(R) supersedes the Company's previous accounting under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" for periods beginning prior to December 31, 2005. The Company adopted SFAS 123(R) using the modified prospective transition method. All options granted prior to the adoption of SFAS 123(R) were fully vested and thus no related compensation expense will be recorded in the Company's financial statements. SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's Statements of Operations. The Company recorded $0 of related compensation expense for the three and nine month periods ended September 30, 2007 and 2006 as no options were granted during the periods.

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

The following is a summary of all activity involving options for the nine month period ended September 30, 2007:

	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Term (years)	Aggregate Intrinsic Value

Balance, December 31, 2006	475,000	$ 0.13
Granted	- 0 -
Excercised	- 0 -
Cancelled	- 0 -
Balance, September 30, 2007	475,000	$ 0.13	3.85	$1,071,125

Exercisable at September 30, 2007	475,000	$ 0.13	3.85	$1,071,125

The aggregate intrinsic value in the table represents the difference between the closing stock price on September 30, 2007 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on September 30, 2007.

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

The Company files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. Based on our evaluation, we have concluded that there are no significant unrecognized tax benefits. Our evaluation was performed for the tax years ended December 31, 2003, 2004, 2005, and 2006, the tax years that remain subject to examination by major tax jurisdictions as of September 30, 2007. We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

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

In 2006, the Company launched new products in the areas of Class II S2S gaming communications and related Class II S2S support for promotions administration and management, gaming machine on-line accounting and management, gaming machine vault cage operations, touch screen customer service kiosks, guest service paging and wireless handheld communications. The Company believes that this development has greatly enhanced their opportunities for new system sales in the marketplace. The Company increased the backlog of system installations in process from $1,196,000 at December 31, 2006 to $1,648,000 at September 30, 2006, and has delivered 3 systems in Oklahoma and 2 systems in Nicarauga during that same period.

Results of Operations:

Revenues for the three months ended September 30, 2007 increased to $1,024,886 from $470,784 in 2006. The increase was attributable to the system installation completed in Oklahoma and Nicarugua during the period. The larger of the 2 systems which was installed in Oklahoma is a direct result of the company's efforts and success with integration of Class II gaming machines. Cost of sales for the three months ended September 30, 2007 increased to $230,245 from $66,666 for the comparable period ended September 30, 2006 as a result of the costs associated with the increased system installations. Operating expenses for the three months ended September 30, 2007 increased to $173,542 from $168,612 in 2006. Additional staffing to support the increase in business is primarily responsible for the increase compared to 2006. A result of the aforementioned increase in revenue, net income before taxes increased to $650,859 for the three months ended September 30, 2007 compared to net income of $235,506 for the three months ended September 30, 2006. Per share earnings before interest and taxes were $0.16 for the quarter ending September 30, 2007 and $0.28 for the nine months ended September 30, 2007. The basic earnings (loss) per share was $0.10 for the three months ended September 30, 2007, compared to $(0.06) for the three months ended September 30, 2006.

Revenues for the nine months ended September 30, 2007 increased to $2,113,214 from $765,548 in 2006. The increase was attributable to the system installations completed in Oklahoma(3) and Nicarauga(2) during the period. Cost of sales for the nine months ended September 30, 2007 increased to $503,676 from $103,103 for the comparable period ended September 30, 2006 as a result of the costs associated with the increase in system installations. Operating expenses for the nine months ended September 30, 2007 increased to $522,202 from $475,349 in 2006. Additional staffing to support the increase in business is primarily responsible for the increase compared to 2006. A result of the aforementioned increase in revenue, net income before taxes increased to $1,121,203 for the nine months ended September 30, 2007 compared to $187,096 for the nine months ended September 30, 2007. The basic earnings (loss) per share was $0.18 for the nine months ended September 30, 2007, compared to $(0.05) for the nine months ended September 30, 2006.

At the end of the third quarter 2007, the Company has inventory in stock and in process adequate to supply its installation schedule for the coming 4rd quarter, and have active system installations in process for 3 casinos.

Liquidity and Capital Resources:

The company's cash balance at September 30, 2007 decreased to $128,515 from $307,371 at December 31, 2006 primarily due selling more financed system installations, incurring expenditures for inventory to complete the backlog of system orders and expenditures for research & development for the Class II S2S communications used in Oklahoma casino sales. Net cash used in operations was ($178,856) for the nine months ended September 30, 2007 versus cash provided by operations of $54,262 for the nine months ended September 30, 2006. The decrease for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 was due to significant increases in accounts receivable-financed contracts and inventory and is offset substantially by an increase in deferred income taxes.

The Company had no investing or financing activities for the nine months ended September 30, 2007.

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

Management Comments/Recent Developments

Corporate activity that has taken place since the end of the first quarter of 2007, is indicative of progress and growth in many areas. Both our internal technical and administrative capabilities have been enhanced with new hires, and looking forward, we have determined that our current growth curve demands that we continue to qualify and place additional staff before the end of the year. On the development side, we have continued to add features to our system for all of our customers and to maintain all customers systems for reliable system performance. Perhaps, most significantly, we have been successful with integration and full functionality of our system with the multiple class II vendors in Oklahoma. Accordingly, this achievement has been recognized and has led to additional sales and many requests for new system quotations. In April, we closed our second sale in Oklahoma to the Ft. Sill Apaches. In the third quarter we compelted phase I of our largest systems sale to date with the Otoe-Missouria (a two-phase contract), and currently have more quotes under consideration. The Company recently returned from our busiest trade show ever, the OIGA (Oklahoma Indian Gaming Association). On the international front, we contracted on a three-casino development deal in Costa Rica in June, and on July 19th, we signed a Master License Agreement with Thunderbird Resorts, providing exclusivity terms to them in exchange for minimum purchase levels. They currently have 35 casinos. The company has been increasing revenues and earnings, and we anticipate this trend to continue.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer who also serves as our principal Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covering this report. Based on this evaluation, our Chief Executive Officer and Prinicpal Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms and that our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Prinicpal Financial Officer, as appropriate to allow timely decisions regarding required disclosure..

(b) Changes in internal controls. There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Date November 19, 2007
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
(a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting; and

Date: November 19, 2007
By: /s/ Chad Hoehne
Name: Chad Hoehne
Title: Chief Executive Officer and Principal Financial Officer

CERTIFICATION PURSUANT TO SECURITIES EXCHANGE ACT OF 1934
RULE 13a-14(b) OR 15d-14(b) AND
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Table Trac, Inc. (the "Company") on Form 10-QSB for quarter ended September 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Quarterly Report"), I, Chad Hoehne, Chief Executive Officer and principal financial officer of the Company, certify for the purpose of complying with Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Section 1350 of Chapter 63 of Title 18 of the United States Code, that:
1. the Quarterly Report fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act; and
2. the information contained in the Quarterly Report fairly presents, in all material respect, the financial condition and results of operations of the Company.

Dated: November 19, 2007
By: /s/ Chad Hoehne
Chief Executive Officer and Principal Financial Officer