Form 10KSB
period 2007-12-31
TABLE TRAC INC
filed 2008-03-31
CIK 1090396

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007
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
4,156,234 Shares of Common Stock outstanding as of March 15, 2008

Common Stock, (par value $0.001)
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X NO___

The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 15, 2008 was approximately $10,590,000 , based on the closing sale price as reported on OTCBB for the registrant's common stock on March 15, 2008.

4,156,234 shares of Registrant's Common Stock, $0.001 par value were outstanding on March 15, 2008, prior to the effectiveness of the latest practicable date.

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

PART I

Item 1. - DESCRIPTION OF BUSINESS

Table Trac, Inc. (the "Company" or "Table Trac") is a Nevada Corporation, formed on June 27, 1995, with principal offices in Minnetonka, Minnesota.

The Company has developed and patented (U.S. patent # 5,957,776) a proprietary information and management system (Table Trac) that automates and monitors the operations of casino table games. In addition to table games management, since 2000, Table Trac has been adding functionality to related casino system modules for guest rewards and loyalty club, marketing analysis, guest service, promotions administration / management, vault/cage management and audit / accounting. All of these modules use Table Trac's simple to learn browser based interface.

In 2005, the Company launched new products in the areas of promotions administration and management, customer mailing for tiered pre-encoded promotional marketing, gaming machine on-line accounting and management, gaming machine vault cage operations, touch screen customer service kiosks, guest service paging and wireless handheld communications. The addition of these modalities has transformed Table Trac's role from a "niche" supplier of peripheral product offerings to one of a full line single source supplier. The Company believes that this development has greatly enhanced their opportunities for new system sales in the marketplace, which has been demonstrated in 2007.

Table Trac is able to offer to its cusomters systems of comparable functionality to their Nevada-based competitors at a significant cost savings by utilizing innovative technology and programming resources. Table Trac now has over 10 years of on-table experience, 8+ years of customer reward and loyalty programs and tens of millions of continuous gaming machine monitoring hours of operation. Table Trac is positioned favorably to compete for a broader cross section of casinos seeking to reduce the cost of their systems and improve the reliability and accountability of their operations.

TABLE TRAC INSTALLATIONS

Table Trac currently has systems installed with on-going support and maintenance contracts at 22 casinos in Minnesota, Wisconsin, Florida, Oklahoma, and Central America.

AVAILABILITY OF TABLE TRAC

Table Trac systems are available for purchase from the Company to any legal gambling casino in the U.S. and most legal casinos operating outside the U.S. Systems are purchased, installed and sold with a monthly license and maintenance contract whereby Table Trac performs required maintenance on its systems to assure trouble-free operations.

MANUFACTURING CAPABILITIES

The Company designs and manufactures its own Table Trac table units and gaming machine interface boards, using the services of third party electronics assembly houses. The Company is aware of local electronic manufacturers offering equivalent manufacturing capability, whose services the Company could readily hire as needed.

TRADEMARKS AND PATENTS

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

Employees

As of December 31, 2007, the Company had seven full-time employees and engaged the full time services of 2 contract specialists.

COMPETITION

2006 was a significant milestone for Table Trac in its quest to not only develop its definition of markets for growth and expansion, but to further separate itself from the competition. As of the end of 2007, to the best of the company’s knowledge which encompasses reporting from operators, vendors, and analysts, Table Trac was the only systems company that was operating accounting and players club functions on Class II, S2S games and protocols in Oklahoma. At the same time, Table Trac feels that it can still claim thier system's sales price is “half-price”, compared to Nevada competitors. In addition, in regard to off-shore markets, Table Trac’s successful entry into several Central American jurisdictions with their systems meeting the special demands of multi-lingual, multi-currency, and multi-tax requirements, while maintaining the competitive pricing advantage. No testimonial to this could be more significant than the agreement signed with Thunderbird Resorts to secure an exclusive contract with Table Trac for a period of time, in return for minimum sales contracts. Thunderbird currently operates over 26 gaming facilities off-shore.

RECENT DEVELOPMENTS

In 2007, Table Trac not only doubled its customer base, but in doing so, showed significant geographic and cultural expansion that brought new demands and new developments. Casinos in Nicaragua and Guatemala purchased Table Trac systems and found that Table Trac and its personnel had the knowledge and expertise to adapt to numerous special needs. As an example, Table Trac showed the ability to install their systems over communication lines without having to incur major travel expenses to the customer. In addition, those locations required systems that could operate with unique multi-lingual, multi-currency, and multi-tax and reporting capabilities. Table Trac proved that they could meet these requirements, and still maintain their significant pricing edge. Perhaps the most significant development of 2007 was the installation of six systems in Oklahoma. Since 2005, based upon our knowledge of the market, no systems company, including the billion dollar competitors out of Nevada, have been able to provide Class II S2S connectivity and successfully operate accounting and players club functions together in a Mixed Class II S2S - Class III casino. With 3,000 games operating on Table Trac systems in Oklahoma, Table Trac has proved its ability to accomplish mixed game floor operations, and become the first to do so. These accomplishments in 2007, not only proved that Table Trac was on a technical level with every other systems provider, but the recognition of that is opening up a new world of expansion opportunities.

Item 2. - PROPERTY

Table Trac's operations are headquartered in Minnetonka, Minnesota. The Company's lease for its facility requires monthly payments of $2,000, pursuant to a lease agreement.

Item 3. - LEGAL PROCEEDINGS

None

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

Item 5. - MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock has been traded on the OTC Bulletin Board ("OTCBB") since July 17, 2000, before that time there was no activity.

Price per Share Calendar Year 2006	High	Low
First Quarter	$0.85	$0.65
Second Quarter	$0.85	$0.56
Third Quarter	$1.15	$0.62
Fourth Quarter	$1.35	$0.60

Price per Share Calendar Year 2007	High	Low
First Quarter	$1.90	$1.00
Second Quarter	$1.76	$1.28
Third Quarter	$2.91	$2.05
Fourth Quarter	$4.50	$2.91

There are more than 100 holders of record of the common stock of the Company. There have never been any dividends, cash or otherwise, paid on the common shares of the Company.

RECENT SALE OF UNREGISTERED SECURITIES

March , 2007, 10,000 shares were issued to Table Trac's contract S2S systems developer for services provided on the S2S interface used in Oklahoma. The individual has subsequently become a Table Trac employee.
July , 2007, 5,000 shares each were issued to the 3 board members for service .
December 21, 2007, options dating from 2002 were exercised, a total of 25,000 shares at the option price of $0.22.
December 21, 2007, options dating from 2002 were exercised, a total of 32,500 shares at the option price of $0.125.
December 21, 2007, options dating from 2002 were exercised, a total of 80,000 shares at the option price of $0.125.
December 21, 2007, shares were issued to employees for service, a total of 2,200 shares.

Item 6. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Years Ended December 31, Income Statement Data	2007	2006
Net Sales	$ 2,716,072	$ 859,114
Net Income	$ 717,949	$ 258,936
Basic earnings per share after taxes	$ 0.179	$ 0.065
As of December 31, Balance Sheet Data	2007	2006
Total Assets	$2,107,258	$840,790
Total Liabilities	$ 692,285	$ 206,662
Stockholders' Equity	$1,414,973	$ 634,128

The Company received $84,445 in cash in advance for non-refundable work on current projects. The remainder of the deferred revenue balance was received in 2006. This amount is reflected in the deferred revenue as of December 31, 2007. The Company enters the year with a backlog of contracted sales of $2,250,000 .

Table Trac has achieved several important milestones, including over ten years serving the gaming industry with quality systems and over three years of successful operations as a full service casino systems provider. These milestones have transformed the Company's role from a "niche" supplier of peripheral product offerings to one of a full line single source systems supplier. Credibility in this role has been established with three 1/2 years of continuous successful operations as a matter of record. Table Trac has taken steps to more effectively market the Company and its products in this new supplier role. The Company continues making investments in personnel and manufacturing to support the growing number of casino clients.

RESULTS OF OPERATIONS, YEAR ENDED DECEMBER 31, 2007 COMPARED TO YEAR ENDED DECEMBER 31, 2006.

Revenues increased from $859,114 in 2006 to $2,716,072 in 2007. The increase of $1,856,958 was due to the number of completed installations along with additional maintenance revenues from new installations in 2007. Ongoing maintenance revenue has increased from approximately $315,000 in 2006 to approximately $407,000 in 2007, an increase of $92,000.

Deferred revenues decreased slightly from $174,795 in 2006 to $169,353 in 2007. The decrease was due to less down payments received for in-process system installations at December 31, 2007. The deferred revenue is non-refundable and will be recognized as revenue in 2008, when the system installations are completed.

Cost of sales increased in 2007 to $722,051 from $152,421 in 2006. This increase was due to more completed system installations in 2007 and increased costs of Table Trac hardware and labor involved in the system installations.

The gross margin in 2007 is $1,994,021or 73% of sales compared with $706,693 or 82% of sales in 2006. The percentage decrease was due to the 2007 system sales having more install labor costs due to more complex systems than the systems in the prior year. Also, the license and maintenance revenue, which has a much lower cost of sales, is a smaller percentage of 2007 total revenue.

Total operating expenses increased from $634,686 in 2006 to $856,889 in 2007. The increase of $222,203 was primarily due to additional wages for new employees to handle the increased volume and for costs related to additional office space.

Interest income has increased substantially in 2007 to $50,817 from $1,929 in 2006 due to our increased cash reserves balance and from our interest earned on accounts receivable - financed contracts.

The provision for income taxes was $470,000 in 2007, for an effective rate of 39.6%, compared to a tax benefit of $185,000 in 2006 relating to the removal of our valuation allowance for the deferred tax asset relating to our net operating loss carryforward.

The net income for 2007 was $717,949 compared to net income of $258,936 for 2006. This was an increase $459,013 over last year.

The basic earnings per share in 2007 was $0.179 compared to basic earnings per share of $0.065 in 2006.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position at December 31, 2007 was $610,155, an increase of $302,784 from $307,371 at December 31, 2006 .

Net cash flows provided by operating activities during the year ended December 31, 2007 was $283,221 compared with net cash flows provided by operating activities of $205,188 for the same period in 2006. The change was caused primarily by increased sales, resulting in greater net income and increased deferred taxes offset by an increase in accounts receivable .

Net cash provided by financing activities was $19,563 during the year ended December 31, 2007 compared to net cash flows provided by financing activities of $2,187 for the same period in 2006. The change was due to an increase in employee options exercised.

On December 31, 2007, the total stockholder's equity was $1,414,973. This compared to a stockholder's equity of $634,128 in 2006, which is an increase of $780,845 or 123%.

The Company is not capital intensive. The basic product of the Company is computer software developed by its employees. Most manufacturing is done after the Company receives an order, so there is little product inventory held by the Company.

There are no known trends, events or uncertainties that are likely to have a material impact on the Company's short or long-term liquidity. The primary source of liquidity in both the short term and long term will be from sales of new systems and monthly maintenance revenues from existing contracts and our current cash reserves. Based on sales trends, management will control its expenditure levels. Management believes that the Company has adequate cash to meet its obligations and continue operations for both existing customer contracts and ongoing product development for the next twelve months.

SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

The Company derives revenues from the sale of systems, license and maintenance fees and services.

System sales: Revenue from systems that have been demonstrated to meet customer specifications during installation is recognized when evidence of an arrangement exists, the product has been installed, title and risk of loss have transferred to the customer and collection of the resulting receivable is reasonably assured.

System sales which are accounted for as multiple-element arrangements, include multiple products and/or services. For multiple-element arrangements, the Company allocates the revenue to each element based on their relative fair value (or in the absence of fair value, the residual method) and recognizes the associated revenue when all revenue recognition criteria have been met for each element.

In 2005 a new category of sale was defined, a System Sale that included special programming with a customer acceptance clause and payable under an installment plan. Due to the Company not having a history of collection with this type of installment contract previously, the Company recognized revenues as the contract was billed. During 2006, the Company has collected on these installments as invoiced and has demonstrated that collectibility was present. All future financed installment contracts will be recognized in revenue following the "system sale" policy noted above.

License and maintenance revenue: Software and maintenance revenue are recognized ratably over the contract period.

Service revenue: Service revenue is recognized after the services are performed and collection of the resulting receivable is reasonably assured.

Research and Development

Research and development costs are charged to expense as incurred.

Intangible Asset

In March 1999, the Company received patent number 5,957,776 relating to its table game control system. Management feels strongly the patent will enable the Company to adequately protect its technology. Expenses incurred in obtaining this patent are carried at cost and are being amortized over seventeen years using the straight-line method.

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

OFF-BALANCE SHEET ARRANGEMENTS

None.

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

Item 8. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in its reports filed pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Such information is accumulated and communicated to management, including our Chief Executive Officer / Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance the objectives of the control system are met.

As of December 31, 2007, our management, with the participation of our Chief Executive Officer / Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Exchange Act. Based on this evaluation, the Chief Executive Officer / Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2007, because of the identification of the material weaknesses in internal control over financial reporting described below. Notwithstanding the material weaknesses that existed as of December 31, 2007, our Chief Executive Officer / Chief Financial Officer has concluded that the financial statements included in this Annual Report on Form 10-KSB present fairly, in all material respects, the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America ("GAAP").

Report of Management on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a set of processes designed by, or under the supervision of, the Company's CEO / CFO, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;

Provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statement.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. It should be noted that any system of internal control, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of the Company's management, including the Company's CEO / CFO, the Company conducted an assessment of the effectiveness of its internal control over financial reporting based on criteria established in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), as of December 31, 2007.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at December 31, 2007:

Managements internal control system, like many embrionic companies, was dependant entirely on the founders. As such it had the inherent flaws of lack of segregation of duties and being subject to time constraints of an ever expanding set of demands that are part of growing a business. Consequently, management did not maintain effective control relating to the quarter end closing and financial reporting process in adequately preparing account reconciliations and properly evidenced journal entries. Additionally, the Company had insufficient personnel resources and technical accounting and reporting expertise within the Company's financial closing and reporting functions.

The Company does not currently have an audit committee with a financial expert to help provide financial reporting oversite.

Due to our small size, the Company did not maintain effective control to assure segregation as the same employee was responsible for initiating and recording of transactions, thereby creating the segreatation of duties weakness.

As a result of these material weaknesses described above, management has concluded that, as of December 31, 2007, the Company's internal control over financial reporting was not effective based on the criteria in "Internal Control-Integrated Framework" issued by COSO. This annual filing does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual filing.

The Company intends to, and has already begun to initiate measures to remediate the identified material weaknesses through various means including, but not necessarily limited to, the following:

Applying a more rigorous review of the quarterly close processes to ensure that the performance of the control is evidenced through appropriate documentation which is consistently maintained.

Having identified its primary risk areas with respect to financial reporting, managment began operating an independant accounts receivable reconciliation process in the third quarter of 2007 which insures that accounts receivable balances held in the primary bookkeeping system match the values predicted by the control system.

The Company intends to hire a Chief Financial Officer in 2008 and has identified a candidate. We are in the process of vetting that candidate by amoung other processes employing his assistance in the preparation of this 10KSB. He was a practicing certified public accountant for fifteen years, and currently holds an inactive license from the State of Minnesota. He has over twenty years senior management experience in various industries, the last nine being in tribal gaming. Among the first duties of whomever fills this position will be the improvement of control procedures to provide reasonable assurance that the information required to be disclosed in reports filed pursuant to the "Exchange Act" , is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions rules and forms.

During the fiscal quarter ended December 31, 2007, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. - OTHER INFORMATION

None

PART III

Item 9. - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT .

The executive officers and directors of the Company, with a brief description, are as follows:

Name	Age	Position
Chad B. Hoehne	45	Chairman, CEO, CFO, Director	Mr. Hoehne is the Chairman, President and founder of the Company. He has a BS degree in Business Administration from Mankato State University. Mr. Hoehne was employed by Micro Control Company from 1985 to 1993.
Robert R Siqveland	63	Secretary, Director	Mr. Siqveland is the Director of Marketing and the Corporate Secretary. He was an investment advisor and venture capitalist for twenty-five years. Mr. Siqveland has worked with Table Trac in various capacities for the past seven years.
Thomas J.Oliveri	45	Director	Mr. Tom Oliveri is President of Clear Skies Solar, Inc. CSKH and former Chief Operating Officer of Global Payment Technologies, Inc. (GPT). Mr. Oliveri joined the company's board in 2005. Mr. Oliveri possesses over twenty-two years of diverse manufacturing experience, including fifteen years in senior management positions encompassing a variety of manufacturing venues from military electronics and aviation to medical devices. Mr. Oliveri holds a Bachelor of Science degree from the State University at Oswego and a Master of Science degree from the State University at Stony Brook.

The directors of the Company are elected annually by the stockholders for a term of one year or until their successors are elected and qualified.

Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than five percent of our common stock to file initial reports of ownership and reports of changes in ownership of our common stock with the SEC. Officers, directors and ten-percent or greater beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2007 and representations from these reporting persons, no Forms 5 were required.

Code of Ethics

Table Trac has adopted a code of ethics for its officers and employees. Management promotes honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

Item 10. - EXECUTIVE COMPENSATION.

During the years ended December 31, 2007 and 2006, certain officers were compensated for their role as executive officers.

In 2007 and since 2002, Mr. Hoehne has fulfilled the duties of chief financial officer, corporate administrator, performing the corporate accounting and finance activities, chairman and president, in addition to programming and technology development. For fulfilling these responsibilities the total executive compensation was $299,755 plus 5,000 shares restricted stock for board member compensation July 19th valued at $7,688 and $295,839 for years ended December 31, 2007 and 2006, respectively.

In 2007 and since 2002, Mr. Siqveland has fulfilled the duties of corporate secretary, customer services, installation training and corporate development, as well as National Sales Manager. For fulfilling these responsibilities the total executive compensation was $76,010 plus 5,000 shares restricted stock for board member compensation July 19th valued at $7,688 and $74,850 for the years ended December 31, 2007 and 2006, respectively.

As of the date of this Annual Report, we do not have any pension, annuity, insurance, profit sharing or similar benefit plans other than our Stock Incentive Plan. Executive compensation is subject to change concurrent with our requirements. We do not have employment agreements with any of our officers but we may enter into such agreements with our senior executive officers in the future. We do not currently have a compensation committee. Decisions as to compensation are made from time-to-time by our Board of Directors with no established policies or formulas.

We have no long-term incentive plans in place and therefore there were no awards made under any long-term incentive plan to any of the above executive officers during fiscal year ended December 31, 2007.

Stock Options and Grants in 2007

None

Aggregated Options Exercised in 2007 and Year End Option Values

Chad Hoehne exercised options totaling 80,000 shares in 2007, and holds employee stock options in the amount of 157,500 shares with an exercise price of $0.125.
Robert Siqveland exercised options totaling 32,500 shares in 2007, and holds employee stock options of 80,000 shares with an exercise price of $0.125.

Item 11. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

There are presently 4,156,234 shares of the Company's common shares outstanding. The following table sets forth the information as of December 31, 2007 to the ownership of each person who, as of this date, owns of record, or is known by the Company to own beneficially, more than five percent of the Company's common stock, and in addition, by each director and executive officer of the Company, and by all directors and executive officers as a group.

Name	Shares of Common Stock	Percent of Ownership	Employee Stock Options not Exercised
Chad and Sally Hoehne (1)	1,138,600	27.39%	157,500
Robert Siqveland, Director	170,500	4.11%	80,000
Thomas Oliveri, Director	20,000	0.48%	0
Directors and Officers as a group	1,329,100	31.98%	237,500

Unrelated Parties
Doucet capital, LLC	217,000	5.22%	0

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

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a) (c)
Equity compensation plans approved by security holders	337,500	$0.13	370,000
Equity compensation plans not approved by security holders	- 0 -	- 0 -	- 0 -

Item 12. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None

PART IV

Item 13. - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) Attached are the Financial Statements and the Report of the Independent Registered Public Accounting Firm.

(b) The Company had no events to report on Form 8-K in 2007.

(c) There are no exhibits.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent auditor, Carver Moquist & O'Connor, LLC (CMO), billed an aggregate of $33,286 in 2007 and $28,935 in 2006 for audit services, including the quarterly review of the Company's Form 10-QSB during 2007 and 2006. The Company also paid CMO $2,365 and $2,085 in 2007 and 2006 respectively for corporate income tax preparation services.

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

Dated: March 31, 2008

TABLE TRAC, INC.

Table Trac, Inc. ______/s/_Chad B. Hoehne_______________
Chad B. Hoehne, Chief Executive Officer / Chief Financial Officer

CERTIFICATION

I, Chad B. Hoehne, Chief Executive Officer / Chief Financial Officer of Table Trac, Inc. (the "Registrant"), certify that:

1. I have reviewed this annual report on Form 10-KSB for the year ended December 31, 2007 of Table Trac, Inc.;

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrant and have:

a) Designed such disclosure controls and procedures, to ensure that material information relating to the Registrant, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

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

March 31, 2008

Table Trac, Inc. ______/s/_Chad B. Hoehne_______________
Chad B. Hoehne, Chief Executive Officer / Chief Finanial Officer

TABLE TRAC, INC. CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. 1350)

The undersigned, Chad B. Hoehne, the Chairman and President of Table Trac, Inc. (the "Company") has executed this Certification in connection with the filing with the Securities and Exchange Commission of the Company's amended Annual Report on Form 10-KSB for the year ended December 31, 2008 (the "Report"). The undersigned hereby certifies that: · the Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and · the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company. IN WITNESS WHEREOF, the undersigned has executed this Certification as of the 31th day of March 2008.

Table Trac, Inc. ______/s/_Chad B. Hoehne_______________
Chad B. Hoehne, Chief Executive Officer/ Chief Financial Officer

TABLE TRAC, INC.

FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007 AND 2006

Section 1. Independent Auditors' Report

CARVER MOQUIST & O'CONNOR, LLC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Stockholders of Table Trac, Inc.

We have audited the accompanying balance sheets of Table Trac, Inc. (the "Company") as of December 31, 2007 and 2006, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Table Trac, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Carver Moquist & O'Connor, LLC

Bloomington, Minnesota
March 29, 2008

Section 2. Financial Statements: Balance Sheets

TABLE TRAC, INC.

BALANCE SHEETS

	December 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash	$610,155	$307,371
Accounts receivable, no allowance for doubtful accounts deemed necessary for 2007 and 2006	1,021,346	221,992
Inventory	162,559	96,473
Prepaid expenses	12,043	16,310
Total current assets	1,806,103	642,146

Patent, net	12,555	13,644
Deferred tax asset	136,000	185,000
Accounts receivable, financed contracts - long term	152,600	- 0 -
Total assets	2,107,258	840,790

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 65,509	$ 13,609
Accrued payroll and related	36,423	18,258
Deferred revenue	169,353	174,795
Deferred tax liability	421,000	- 0 -
Total current liabilities	692,285	206,662

Stockholders’ equity:
Common stock, 0.001 par value; 5,000,000 shares authorized: 4,156,234 and 3,991,534 shares issued and outstanding at December 31, 2007 and 2006, respectively	1,386,666	1,323,770
Retained earnings (accumulated deficit)	28,307	(689,642)
Total stockholders’ equity	1,414,973	634,128

Total liabilities and stockholders’ equity	$ 2,107,258	$ 840,790

The accompanying notes are an integral part of these financial statements.

Section 3. Financial Statements: Statements of Operations

TABLE TRAC, INC.

STATEMENTS OF OPERATIONS

	Years Ended
	December 31,	December 31,
	2007	2006
Net sales	$2,716,072	$859,114
Cost of sales	722,051	152,421
Gross profit	1,994,021	706,693

Selling, general and administrative expenses	856,889	634,686

Income from operations	1,137,132	72,007

Other income (expense):
Interest income	50,817	1,929

Net income before income taxes	1,187,949	73,936
Income tax expense (benefit)	470,000	(185,000)
Net income	$ 717,949	$ 258,936
Basic earnings per share	$0.179	$0.065
Weighted average basic shares outstanding	4,012,147	3,969,897
Diluted earnings per share	$0.166	0.059
Weighted average diluted shares outstanding	4,337,806	4,400,916

The accompanying notes are an integral part of these financial statements.

Section 4. Statement of Stockholders Equity

TABLE TRAC, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock Number of Shares	Common Stock Amount	Retained Earnings (Accumulated Deficit)	Total
BALANCE, DECEMBER 31, 2005	3,959,034	$1,315,583	$(948,578)	$367,005
Stock options exercised	17,500	2,187		2,187
Shares issued to a new board member for board service	15,000	6,000		6,000
2006 Net income	_____	______	258,936	258,936
BALANCE, DECEMBER 31, 2006	3,991,534	1,323,770	(689,642)	634,128
Stock options exercised	137,500	19,563		19,563
Shares issued for board service	15,000	23,063		23,063
Shares issued to employees	12,200	20,270		20,270
2007 Net income	_____	______	717,949	717,949
BALANCE, DECEMBER 31, 2007	4,156,234	$1,386,666	$28,307	$ 1,414,973

The accompanying notes are an integral part of these financial statements.

Section 5. Statements of Cash Flows

TABLE TRAC, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2007	Year Ended December 31, 2006
Cash flows from operating activities:
Net income	$ 717,949	$258,936
Adjustments to reconcile net income to cash flows provided by operating activities:
Amortization	1,089	1,365
Deferred income taxes	470,000	(185,000)
Non-cash stock compensation expense	43,333	6,000
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(951,954)	44,981
(Increase) in inventory	(66,086)	(89,706)
(Increase) decrease in prepaid expenses	4,267	(13,910)
Increase in accounts payable	51,900	4,663
Increase in accrued payroll and related	18,165	3,064
(Increase) decrease in deferred revenue	(5,442)	174,795
Net cash flows provided by operating activities	283,221	205,188

Cash flows from financing activities:
Proceeds from stock options exercised	19,563	2,187
Net cash flows provided by financing activities	19,563	2,187

Net increase in cash	302,784	207,375

Cash - beginning of year	307,371	99,996

Cash - end of year	$ 610,155	$ 307,371

The accompanying notes are an integral part of these financial statements.

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

Table Trac provides system sales and technical support to casinos. System sales include installation, custom casino system configuration, and training. In addition, license and technical support are provided under an annual license and service contract.

Revenue Recognition

The Company derives revenues from the sale of systems, licenses and maintenance fees and services.

System sales: Revenue from systems that have been demonstrated to meet customer specifications during installation is recognized when evidence of an arrangement exists, the product has been installed, title and risk of loss have transferred to the customer and collection of the resulting receivable is reasonably assured.

System sales which are accounted for as multiple-element arrangements include multiple products and/or services. For multiple-element arrangments, the Company allocates the revenue to each element based on their relative fair value (or in the absence of fair value, the residual method) and recognizes the associated revenue when all revenue recognition criteria have been met for each element.

In 2005 a new category of sale was defined, a System Sale that included special programming with a customer acceptance clause and payable under an installment plan. Due to the Company not having a history of collection with this type of installment contract before, they were recognizing revenue as the contract was billed. During 2006, the Company has collected on these installments as invoiced and has demonstrated that collectibility was present. Based on this past and current collection history, all future sales installment contracts will be recognized in revenue following the 'system sales" policy noted above.

License and maintenance revenue: Software and maintenance revenue are recognized ratably over the contract period.

Service revenue: Service revenue is recognized after the services are performed and collection of the resulting receivable is reasonably assured.

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

Concentrations of Risk

Cash Deposits in Excess of Federally Insured Limits

The Company maintains its cash balances at two financial institutions. Accounts are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company had approximately $422,000 of uninsured cash balances at December 31, 2007.

Major Customers

Three customers accounted for approximately 66% of revenues in 2007 and appoximately 63% of accounts receivable at December 31, 2007.

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

Comprehensive income (loss)

Comprehensive income (loss) includes net income (loss) and items defined as other comprehensive income (loss). Items defined as other comprehensive income (loss) include such items as foreign currency translation adjustments and unrealized gains (losses) on certain marketable securities. For the year ended December 31, 2007 and 2006, the Company had no items defined as other comprehensive income (loss).

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

Accounts Receivable

Accounts receivable are recorded at the invoiced amount. Any accounts receivable amount relating to a sales installment contract greater than twelve months beyond the calendar year end is recorded as a long term asset and is classified as "accounts receivable, financed contracts - long term". Management believes that receivables are fully collectible. While the ultimate result may differ, management believes that any write off not allowed for will not have a material impact on the Company's financial position.

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

Recent Accounting Pronouncements

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

In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," which provides companies with an option to report selected financial assets and liabilities at fair value. This standard is effective beginning after December 31, 2007. We presently do not anticipate that the provisions of SFAS No. 159 will apply to the Company.

In December 2007, the FASB issued Statement No. 141R, "Business combinations" which establishes principles for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired and liabilities assumed in a business combination, the goodwill acquired in a business combination, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. We are required to apply this standard prospectively to business combinations for which the acquisition date is on or after January 1, 2009. Earlier application is not permitted.

NOTE 2. OPERATING LEASE

The Company leases its office facilities under a lease agreement which expires July 2010. Future minimum lease payments are as follows:

2008- - - - $24,000
2009- - - - $25,200
2010- - - - $14,700

Rent expense was $18,820 and $15,120 in 2007 and 2006, respectively.

NOTE 3. STOCKHOLDERS' EQUITY

During 2007, the Company issued 15,000 restricted common shares to board members for their services with a fair value of $23,063. The Company also issued 12,200 common shares to its employees for services with a fair value of $20,270.

Stock Options

In October 2001, the Company implemented an Employee Stock Incentive Plan. This plan provides for the issuance of options to employees to purchase shares of the Company's common stock at an exercise price at least equal to the fair value of the Company's common stock at the grant date. These options are exercisable for a period of seven years from the date of grant. The Company has reserved 1,000,000 shares of its common stock for potential issuance under this plan. As of December 31, 2007, 370,000 stock options were available for grants.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's Statements of Operations. The Company recorded $0 of related compensation expense for the years ended December 31, 2007 and 2006 as no options were granted during these years.

The Company uses the Black-Sholes-Merton ("Black Sholes") option-pricing model as the method for determining the estimated fair market value for employee stock awards. This is the same option-pricing model used in prior years to calculate pro forma compensation expense under SFAS 123 footnote disclosures. Compensation expense for employee stock awards is recognized on a straight-line basis over the vesting period of the award.

The following is a summary of all activity involving options for the years ended December 31:

		Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
	Outstanding and exercisable Options

Balance, December 31, 2005	492,500	$ 0.13

Granted	-
Exercised	17,500	$ 0.13
Cancelled	-

Balance, December 31, 2006	475,000	$ 0.13

Granted	- 0 -
Exercised	137,500	$0.14
Cancelled	- 0 -

Balance, December 31, 2006	337,500	$ 0.13	3.6	1,474,875

The aggregate intrinsic value in the table represents the difference between the closing stock price on December 31, 2007 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on December 31, 2007. The total intrinsic value of options exercised during years ended December 31, 2007 and 2006 was approximately $599,500 and $21,000 respectively. We received proceeds of $19,563 in 2007 and $2,187 in 2006 from stock option exercises and realized no tax benefit since they were incentive stock options.

NOTE 4. SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest was $0 and $0 for the years ended December 31, 2007 and 2006 respectively. There were no cash payments for income taxes for the years ended December 31, 2007 and 2006.

NOTE 5. INCOME TAXES

The income tax provisions consists of the following for the years ended December 31:

	2007	2006
Current tax expense	$- 0 -	$- 0 -
Deferred tax expense benefit	470,000	24,000
Net change in valuation allowance	- 0 -	(209,000)
Total income tax expense (benefit)	$ 470,000	$ (185,000)

The reconciliation between expected federal income tax rates is as follows:

	2007		2006
	Amount	Percent	Amount	Percent
Expected federal tax $	$404,000	34.0%	$25,000	34.0%
State income tax, net of federal tax benefit	60,000	5.0	5,000	6.8
Other	6,000	0.5	(6,000)	(8.1)
Change in valuation allowance	$- 0 -	- 0 -	$(209,000)	(282.9)
Total	$470,000	39.6%	$(185,000)	(250.2)%

The Company, up until 2006, carried a full valuation allowance against its deferred tax assets, comprised primarily of its net operating loss carryforwards. After demonstrating several years of profitability, Table Trac Inc. has reversed the valuation allowance and has recorded a deferred tax asset totaling $185,000 relating to their net operating loss carry forward as of December 31, 2006. The following table summarizes the Company's deferred tax assets and liabilities at December 31, 2007 and 2006:

	2007	2006
Current deferred tax asset (liabilities):
Deferred revenue	$ 67,000	$ -
Accounts Receivable	(458,000)	-
Inventory	(64,000)	-
Prepaid Expenses	(4,000)	-
Accounts payable and accrued expenses	38,000	-
Net current deferred tax liability	$ (421,000)	$ -
Long-term deferred tax asset:
Net operating loss carryforwards	$ 136,000	$ 185,000
Net deferred tax asset (liability)	$(285,000)	$185,000

At December 31, 2007, the Company has Federal and State net operating loss carryforwards of approximately $350,000 available to offset furutre taxable income through 2027.