Form 10-Q
period 2008-03-31
TABLE TRAC INC
filed 2008-05-16
CIK 1090396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Yes X No --

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non accelerated filer or a smaller reporting company. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer { } Accelerated Filer { } Non-accelerated Filer { } Smaller Reporting Company {X}

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes { } No {X}

As of May 14, 2008, the Company had outstanding 4,156,234 shares of common stock, $.001 par value.

In this quarterly report, references to "the Company," "Table Trac," "we," "us" and "our" refer to Table Trac, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TABLE TRAC, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31, 2008	December 31, 2007 *
ASSETS
Current assets:
Cash	$674,669	$610,155
Accounts receivable, no allowance for doubtful accounts deemed necessary	1,577,420	1,021,346
Inventory	102,364	162,559
Prepaid expenses	10,543	12,043
Total current assets	2,364,996	1,806,103

Patent, net of accumulated amortization	11,917	12,555
Equipment, net accumulated depreciation	12,214	- 0 -
Deferred tax asset	106,000	136,000
Long term accounts receivable - financed contracts	376,352	152,600
Total assets	$2,871,479	$2,107,258

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 83,608	$ 65,509
Accrued payroll and related	36,537	36,423
Deferred revenue	123,408	169,353
Deferred tax liability	712,000	421,000
Total current liabilities	955,553	692,285

Stockholders’ equity:
Common stock, 0.001 par value; 5,000,000 shares authorized: 4,156,234 shares issued and outstanding at March 31, 2008 and December 31, 2007	4,156	4,156
Additional paid in capital	1,382,510	1,382,510
Retained earnings	529,260	28,307
Total stockholders’ equity	1,915,926	1,414,973

Total liabilities and stockholders’ equity	$ 2,871,479	$2,107,258

(*) The Balance Sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these financial statements.

TABLE TRAC, INC.

CONDENSED STATEMENTS OF OPERATIONS

Unaudited

	Quarters Ended
	March 31,	March 31,
	2008	2007
Net sales	$1,501,689	$204,031
Cost of sales	357,626	36,624
Gross profit	1,144,063	167,407

Selling, general and administrative expenses	340,046	161,303

Income from operations	804,017	6,104

Other income (expense):
Interest income	17,936	2,342

Net income before income taxes	821,953	8,446
Income tax expense (benefit)	321,000	4,000
Net income	$ 500,953	$ 4,446
Basic earnings per share	$0.121	$0.001
Weighted average basic shares outstanding	4,156,234	3,993,645
Diluted earnings per share	$0.112	$0.001
Weighted average diluted shares outstanding	4,482,484	4,430,339

The accompanying notes are an integral part of these financial statements.

TABLE TRAC, INC.

CONDENSED STATEMENTS OF CASH FLOWS

Unaudited

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Cash flows from operating activities:
Net income	$ 500,953	$ 4,446
Adjustments to reconcile net income to cash flows provided by (used in) operating activities:
Depreciation and amortization	1,423	341
Deferred income taxes	321,000	4000
Non-cash stock compensation expense	0	14,000
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(779,826)	(35,743)
(Increase) in inventory	60,195	(93,795)
(Increase) decrease in prepaid expenses	1,500	984
Increase in accounts payable	18,099	(10,531)
Increase in accrued payroll and related	114	2,615
(Increase) decrease in deferred revenue	(45,945)	(29,762)
Net cash flows provided by (used in) operating activities	77,513	(143,445)

Cash flows from investing activities
Purchase of equipment	(12,999)	- 0 -

Net increase (decrease) in cash	64,514	(143,445)

Cash - beginning of year	610,155	307,371

Cash - end of year	$ 674,669	$ 163,926

The accompanying notes are an integral part of these financial statements.

Table Trac, Inc.
Notes to Condensed Financial Statements
March 31, 2008
(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed financial statements of Table Trac have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of March 31, 2008 and the statements of operations and cash flows for the three month periods ended March 31, 2008 and 2007 are unaudited but include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Table Trac Annual Report on Form 10-KSB, for the year ended December 31, 2007.

Results for any interim period shown in this report are not necessarily indicative of results to be expected for any other interim period or for the entire year.

2. Significant Accounting Policies

Revenue Recognition

Revenue from all customers is recognized when all significant contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured. Generally, revenues are recognized upon installation, customer specifications have been met and title and risk of loss have transferred to the customer

License and maintenance revenue are invoiced and recognized monthly.

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

Research and Development

Research and Development costs are expensed as incurred.

Balance Sheet Dislosures

Accounts Receivable include regular customer receivables and amounts from financed contracts coming due within 12 months. Amounts from these contracts coming due beyond 12 months are recorded as "Accounts receivable, financed contracts, long term". Customers advance deposits are recorded as deferred revenue until the associated systems are installed.

3. Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

4. Concentration of Risk

Major Customers

Two customers accounted for 84% of our quarterly revenue in 2008. Three Customers accounted for 81% of our quarterly revenue in 2007.

5. Inventories

Company inventories consisted of the following at:

	March 31, 2008	December 31, 2007
Raw Materials	$ -	$ -
Work in Process	-	24,754
Finished Goods	102,364	137,805
Totals	$102,364	$162,559

6. Stockholders' Equity

In October 2001, the Company implemented an Employee Stock Incentive Plan. This plan provides for the issuance of options to employees to purchase shares of the Company's common stock at an exercise price at least equal to the fair value of the stock at the grant date. These options are exercisable for a period of seven years from the date of grant. Table Trac has reserved 1,000,000 shares of its common stock for potential issuance under this plan. As of March 31, 2008, 507,500 stock options were available for grants.

Statement of Financial Accounting Standard No. 123[r] "share-payment" [SFAS] 123 [r]] requires companies to estimate fair value of share-based awards on the date of grant using an option-pricing model. Table Trac uses the Black-Sholes-Merton option-pricing model as a method for determining the estimated fair market value for employee stock awards. Compensation expense for employee stock awards is recognized on a straight-line basis over the vesting period of the award.

There were 337,500 options outstanding and exercisable at March 31, 2008 and December 31, 2007with an exercise price of $0.125, which expire October 10, 2010. The options had an aggregate intrinsic value of $1,223,438 at March 31, 2008 which is equal to the difference in the closing stock price on that date and the exercise price, multiplied by the number of in-the-money options that would have been received had all options been exercised on March 31, 2008.

7. Income Taxes

Table Trac has adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes - an interpretation of Statement of Financial Accounting Standards (SFAS) Statement No. 109." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Based on our evaluation, we have concluded that there are no significant unrecognized tax implications. Our evaluation was performed for the tax years ended December 31, 2003 through 2007, the tax years that remain subject to examination by major tax jurisdictions as of March 31, 2008. We do not believe there will be any material changes in our unrecognized tax positions over the next twelve months.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In accordance with FIN 48, paragraph 19, Table Trac has decided to classify interest and penalties as a component of income tax expense.

8. Recently Issued Accounting Pronouncements

In December 2007, FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), "Business Combinations" [SFAS 141(R)], which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. SFAS 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. Early adoption is not permitted.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSES OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides "safe harbor" for forward-looking statements. This quarterly report contains certain forward-looking statements and for this purpose any statements contained in this report, not of historical fact, should be deemed to be forward-looking. Without limiting the foregoing, words such as "may," "expect," "believe," "anticipate," "estimate," "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within the Company's control. These factors include but are not limited to economic conditions generally and in the markets in which the Company may participate; competition within the Company's chosen industry, including competition from much larger competitors; technological advances and failure by the Company to successfully develop business relationships.

OVERVIEW

Table Trac is a Nevada corporation, formed on June 27, 1995, with principal offices in Minnetonka, Minnesota. It developed and patented (U. S. patent number 5,957,776) a proprietary information and management system (Table Trac) that automates and monitors the operations of casino table games. In addition to table games management, since 2000 Table Trac has added functionality, developing related casino system modules for guest rewards and loyalty club, marketing analysis, guest service, promotion administration/management, vault/cage management and audit/accounting. These modules all use Table Trac's simple to learn browser based interface.

In 2005, the Company launched new products in the areas of gaming machine on-line accounting and management, gaming machine/vault, promotions administration and management, customer mailing for tiered pre-encoded promotional marketing, touch screen customer service kiosks, guest service paging and wireless handheld communications. The addition of these modalities has transformed Table Trac from a "niche" supplier of peripheral products to one of a full line single source supplier.

Another significant milestone in Table Trac's quest to not only define its markets for growth and expansion, but to further separate itself from competitors came in 2006 when it launched new products in the areas of Class II S2S gaming communications and related Class II S2S support for promotions administration and management, and fully integrating it with all its Class III functionality. Table Trac was the first and, to the best or our knowledge is still the only system capable of providing player tracking, accounting and ticketing services for an entire slot floor in a mixed Class II/Class III environment. Management believes this development has greatly enhanced their opportunities for new system sales, which has been demonstrated by the significant growth from 2005 through the first quarter of 2008.

We are able to offer our customers systems of comparable functionality to its larger competitors at a significantly lower price point by utilizing innovative technology and programming resources. We have over ten years of on-table experience, eight plus years of customer reward and loyalty programs and tens of millions of continuous gaming machine operation monitoring hours. Table Trac is favorably positioned to compete for a broader cross section of casinos seeking to reduce their systems cost while improving the reliability and accountability of their operations.

Critical Accounting Policies:

See footnote 2 in "Notes to Condensed Financial Statements."

Results of Operations:

Net sales set a new record increasing 636% to $1,501,689 from $204,031 for the quarters ended March 31, 2008 and 2007, respectively. The quarter increase was primarily due to $1.3 million in system installations compared to a little over $100,000 due to two larger systems sold to customers in Oklahoma. Additionally two smaller systems in Central America. We also experienced a 60% increase in license and maintenance revenue.

Cost of sales for the quarters ended March 31, 2008 and 2007 increased to $357,626 from $36,624 in line with increased revenue.

Selling, general and administrative expenses, which includes research and development costs, more than doubled to $340,046 from $162,364 for the quarters ended March 31, 2008 and 2007, respectively. The increase was across several expense categories as the Company continues to "ramp-up" to address dramatically higher sales. One major project in this area of significance, is the preparation of new customer user manuals.

Interest income continues to rise primarily due to the number of system sales being financed on "Long term accounts receivable - financed contracts."

Provision for income taxes for the first quarter of 2008 of $321,000 were calculated at a 39% effective rate.

Net income both before and after taxes set all time quarterly records, eclipsing the third quarter of 2007, which were $650,859 and $416,859, respectively. Net income before taxes rose to $821,953 from $8,446 for the quarters ended March 31, 2008 and 2007, exceeding the previous record by 26%. Net income rose to $500,953 from $4,446 for the quarters ended March 31, 2008 and 2007, exceeding the previous record by 20%. The basic earnings per share were $0.121 compared to $0.001 for the quarters ended March 31, 2008 and 2007, respectively.

Liquidity and Capital Resources:

Cash at March 31, 2008 increased to $ 674,669 from $ 610,155 at December 31, 2007 primarily due to increased sales and record profits. Net cash provided by operations was $ 77,513 for the quarter compared to $143,445 of cash used in operations for the first quarter last year.

There are no known trends, events or uncertainties that are likely to have a material impact on the short or long term liquidity. The primary source of liquidity in both the short and long term will be system sales and the resulting license and maintenance fees from existing systems. Management anticipates being able to manage its expenses and cash flow so monthly obligations will be satisfied by cash flow from operations. We believe the Company has adequate cash to meet its obligations and continue operations for both existing and future customers as well as ongoing sales effort and product development.

The Board of Directors felt liquidity and capital resources were strong enough and the Company's sales pipeline and profit margins adequate to declare its first ever dividend. They voted a $.05 per share dividend payable April 9, 2008 to shareholders of record on April 4, 2008. The board did not establish a quarterly dividend policy, but will consider the Company's liquidity periodically.

Off Balance Sheet Arrangements: None.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

Our financial instruments consist entirely of cash. Our only risk is interest rates which is not considered significant.

The Company does not hold foreign currency since we do not transact business in foreign currencies, and therefore have no currency exposure. We do not enter into any futures or forward commodity contracts since we have no market risk exposure with respect to commodity prices.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Table Trac's Chief Executive/Financial Officer, Chad B. Hoehne, has evaluated the Company's disclosure and procedures as of the end of the period covered by this report. Based upon this review, he has concluded that these controls and procedures remain inadequate due to the lack of accounting expertise within the Company and the lack of a segregation of duties surrounding financial reporting. See our Form 10-KSB for an in depth discussion. Notwithstanding the material weaknesses in internal controls continue to exist as of March 31, 2008, our Chief Executive/Financial Officer has concluded that the financial statements included in this Form 10-Q present fairly, in all material respects, the financial position, results of operations and cash flows of the Company as required for interim financial statements.

(b) Changes in Internal Control Over Financial Reporting

We have begun working to improve this area with the addition of financial expertise, as discussed in our December 31, 2007 Form 10-KSB.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS: None

ITEM 3. DEFAULTS ON SENIOR SECURITIES: None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS : None

ITEM 5. OTHER INFORMATION : None

ITEM 6. EXHIBITS

Exhibit 1.1 Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section13a - 14 and 15d - 14 of the Exchange Act.

Exhibit 1.2 Certification Pursuant to 18USC Section 1350, as of adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE PAGE

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Table Trac, Inc.
Date May 15, 2008
By: /s/ Chad Hoehne
President CEO

Exhibit 1.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER and PRINCIPAL FINANCIAL OFFICER
PURSUANT TO SECURITIES EXCHANGE ACT OF 1934
RULE 13a-14(a) OR 15d-14(a)

I, Chad Hoehne, certify that:

1. I have reviewed and read this Quarterly Report on Form 10-Q of Table Trac, Inc.;
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
(a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date: May 15, 2008
By: /s/ Chad Hoehne
Name: Chad Hoehne
Title: Chief Executive Officer and Principal Financial Officer

Exhibit 1.2

CERTIFICATION PURSUANT TO SECURITIES EXCHANGE ACT OF 1934
RULE 13a-14(b) OR 15d-14(b) AND
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Table Trac, Inc. (the "Company") on Form 10-Q for quarter ended March 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Quarterly Report"), I, Chad Hoehne, Chief Executive Officer and principal financial officer of the Company, certify for the purpose of complying with Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Section 1350 of Chapter 63 of Title 18 of the United States Code, that:
1. the Quarterly Report fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act; and
2. the information contained in the Quarterly Report fairly presents, in all material respect, the financial condition and results of operations of the Company.

Dated: May 15, 2008
By: /s/ Chad Hoehne
Chief Executive Officer and Principal Financial Officer