Form 10-Q
period 2008-06-30
TABLE TRAC INC
filed 2008-08-14
CIK 1090396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Yes { } No {X}

As of August 11, 2008, the Company had outstanding 4,162,234 shares of common stock, $.001 par value.

In this quarterly report, references to "the Company," "Table Trac," "we," "us" and "our" refer to Table Trac, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TABLE TRAC, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2008	December 31, 2007 *
ASSETS
Current assets:
Cash	$758,210	$610,155
Accounts receivable, no allowance for doubtful accounts deemed necessary	1,532,044	1,021,346
Inventory	262,457	162,559
Prepaid expenses	22,143	12,043
Total current assets	2,574,854	1,806,103

Equipment, net of accumulated depreciation	10,834	- 0 -
Patent, net of accumulated amortization	11,873	12,555
Deferred tax asset	- 0 -	136,000
Long term accounts receivable - financed contracts	214,475	152,600
Total assets	$2,812,036	$2,107,258

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 38,899	$ 65,509
Accrued payroll and related	1,422	36,423
Deferred revenue	405,324	169,353
Deferred tax liability	617,000	421,000
Total current liabilities	1,062,645	692,285

Stockholders’ equity:
Common stock, 0.001 par value; 5,000,000 shares authorized: 4,162,234 shares issued and outstanding at June 30, 2008 and 4,156,234 at December 31, 2007	4,162	4,156
Additional paid in capital	1,398,254	1,382,510
Retained earnings	346,974	28,307
Total stockholders’ equity	1,749,390	1,414,973

Total liabilities and stockholders’ equity	$2,812,035	$2,107,258

(*) The Balance Sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these financial statements.

TABLE TRAC, INC.

CONDENSED STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended		Six Months Ended
	June 30, '08	June 30, '07	June 30, '08	June 30, '07

Net sales	$ 456,422	$884,297	$ 1,958,111	$1,088,328
Cost of sales	86,430	236,807	444,056	273,431
Gross profit	369,992	647,490	1,514,055	814,897
Selling, general and administrative expenses	347,429	187,657	687,475	348,660
Income from operations	22,563	459,833	826,580	466,237

Interest income	13,963	1,765	31,900	4,107
Net income before taxes	36,526	461,598	858,480	470,344
Income tax expense	11,000	167,700	332,000	172,000
Net income	$25,526	$ 293,898	$526,480	$298,344
Basic earnings per share	$ 0.006	$ 0.073	$ 0.127	$0.075
Weighted average basic shares outstanding	4,158,805	4,001,534	4,157,520	4,001,534
Diluted earnings per share	$ 0.006	$ 0.066	$ 0.117	$0.067
Weighted average diluted shares	4,484,422	4,443,739	4,483,136	4,430,339
Cash Dividends paid per common share	$0.05	$0.00	$0.05	$0.00

The accompanying notes are an integral part of these financial statements.

TABLE TRAC, INC.

CONDENSED STATEMENTS OF CASH FLOWS

Unaudited

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Cash flows from operating activities:
Net income	$ 526,480	$298,344
Adjustments to reconcile net income to cash flows provided by (used in) operating activities:
Depreciation and amortization	2,847	682
Deferred income taxes	332,000	171,700
Non-cash stock compensation expense	15,750	14,000
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(572,573)	(693,476)
(Increase) in inventory	(99,898)	(14,292)
(Increase) decrease in prepaid expenses	(10,100)	8,484
Increase (decrease) in accounts payable	(26,610)	(10,591)
Increase (decrease) in accrued payroll and related	(35,001)	18,721
Increase (decrease) in deferred revenue	235,971	93,391
Net cash flows provided by (used in) operating activities	368,866	(113,037)

Cash flows from investing activities
Purchase of equipment	(12,999)	- 0 -

Cash flows from financing activites
Cash dividend paid	(207,812)	- 0 -

Net increase (decrease) in cash	148,055	(113,037)

Cash - beginning of period	610,155	307,371

Cash - end of period	$ 758,210	$194,334

The accompanying notes are an integral part of these financial statements.

Table Trac, Inc.
Notes to Condensed Financial Statements
June 30, 2008
(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed financial statements of Table Trac have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of June 30, 2008 and the statements of operations and cash flows for the three and six months ended June 30, 2008 and 2007 unaudited but include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Table Trac Annual Report on Form 10-KSB, for the year ended December 31, 2007.

Results for any interim period shown in this report are not necessarily indicative of results to be expected for any other interim period or for the entire year.

2. Significant Accounting Policies

Revenue Recognition

Revenue is recognized when all significant contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured. Generally, revenues are recognized upon installation, customer specifications have been met, and title and risk of loss have transferred to the customer.

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

In certain instances, sales are collected under financed contracts, which are considered extended payment terms. In these situations, as the Company has determined and can support "a history of successfully collecting under the original payment terms without making concessions," the extended payment terms are considered fixed or determinable at the outset of the arrangement. Accordingly, revenue is recognized upon the delivery of the software, assuming that all other revenue recognition criteria have been met.

Research and Development

Research and Development costs are expensed as incurred.

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

Accounts Receivable

Accounts receivable include regular customer receivables and amounts from financed contracts coming due within twelve months. Any amounts from financed contracts coming due beyond twelve months are included in "Long term accounts receivable - financed contracts."

Customer advance deposits are shown as a liability "Deferred revenue" until the product is installed and associated revenue is recognized.

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

4. Concentration of Risk

Major Customers

There were sixteen customers and twenty-nine casinos paying for systems and services in 2008 with six customers accounting for 82% of our revenue for the six months ended June 30, 2008. There were sixteen casinos in 2007 with nine customers accounting for 90% of our revenue for the six months ended June 30, 2007.

5. Inventories

Company inventories consisted of the following at:

	June 30, 2008	December 31, 2007
Raw Materials	$ - 0 -	$ - 0 -
Work in Process	86,116	24,754
Finished Goods	176,341	137,805
Totals	$262,457	$162,559

6. Stockholders' Equity

On March 26, 2008 the Company's board of directors approved and paid a $0.05 per common share cash dividend to the shareholders of record on April 4th , 2008 totaling $207,812.

On May 22, 2008, the Company issued 6,000 shares of restricted common stock valued at $15,750 to a consultant for professional services rendered during the six months ended June 30, 2008.

Stock Options

In October 2001, the Company implemented an Employee Stock Incentive Plan. This plan provides for the issuance of employee options to purchase shares of the Company's common stock at an exercise price at least equal to the fair value of the stock at the grant date. These options are exercisable for a period of seven years from the date of grant. Table Trac reserved 1,000,000 shares of its common stock for potential issuance under this plan. As of June 30, 2008, 507,500 stock options were available for grants.

Statement of Financial Accounting Standard No. 123(R), "Accounting for Stock-Based Compensation", requires companies to estimate fair value of the share-based awards on the date of the grant using an option pricing model. Table Trac uses the Black-Sholes-Merton option-pricing model as a method for determining the estimated fair market value for employee stock awards. Compensation expense for employee stock awards is recognized on a straight-line basis over the vesting period of the award. The company had no stock compensation expense for the three and six month period ended June 30, 2008 and 2007.

The company had no stock options awarded or exercised for the three and six month periods ending June 30, 2008 and 2007. There were 337,500 options outstanding and exercisable at June 30, 2008 and December 31, 2007 with an average exercise price of $0.125; which expire October 10, 2010. The options had an aggregate intrinsic value of $1,155,938 at June 30, 2008 which is equal to the difference in the closing stock price on that date and the exercise price, multiplied by the number of in-the-money options that would have been received had all options been exercised on June 30, 2008.

7. Income Taxes

Table Trac has adopted the provisions of the Financial Accounting Standards Board's (FASB) Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes - an interpretation of Statement of Financial Accounting Standards (SFAS) Statement No. 109." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Based on the company's evaluation, the company has concluded that there are no significant unrecognized tax implications. The Company's evaluation was performed for the tax years ended December 31, 2003 through 2007, the tax years that remain subject to examination by major tax jurisdictions as of June 30, 2008. The Company does not believe there will be any material changes in unrecognized tax positions over the next twelve months.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to financial results. In accordance with FIN 48, paragraph 19, Table Trac has decided to classify interest and penalties as a component of income tax expense.

8. Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations," [SFAS 141(R)], which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. SFAS 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information would enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. Early adoption is not permitted.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSES OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward -looking statements. This quarterly report contains certain forward-looking statements and for this purpose any statements contained in this report, not of historical fact, should be deemed to be forward-looking. Without limiting the foregoing, words such as "may," "expect," "believe," "anticipate," "estimate," "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within the Company's control. These factors include but are not limited to economic conditions generally and in the markets in which the Company may participate; competition within the Company's chosen industry, including competition from much larger competitors; technological advances and failure by the Company to successfully develop business relationships.

OVERVIEW

Table Trac is a Nevada corporation, formed on June 27, 1995, with principal offices in Minnetonka, Minnesota. It developed and patented (U. S. patent number 5,957,776) a proprietary information and management system (Table Trac) that automates and monitors the operations of casino table games. In addition to table games management, the Company has added functionality, developing related casino system modules for guest rewards and loyalty club, marketing analysis, guest service, promotion administration/management, vault/cage management and audit/accounting.

In 2005, the Company launched new products in the areas of gaming machine on-line accounting and management, gaming machine/vault, promotions administration and management, customer mailing for tiered pre-encoded promotional marketing, touch screen customer service kiosks, guest service paging and wireless handheld communications. These additions have transformed Table Trac from a "niche" supplier of peripheral products to a full line single source supplier.

Another significant milestone in Table Trac's quest to not only define its markets for growth and expansion, but to further separate itself from competitors came in 2006 when it launched new products in the areas of Class II S2S gaming communications and related Class II S2S support for promotions administration and management, and fully integrating it with all its Class III functionality. Table Trac was the first and, to the best of our knowledge, is still the only system capable of fully automating and managing an entire slot floor in a mixed Class II/Class III environment. To date, other companies who make that claim for their system require the hand entering of machine meter values for, at least a portion of their slot floor. Management believes this development has greatly enhanced the Company's opportunity for new system sales; this has been demonstrated by the significant growth from 2005 through the second quarter of 2008. We have more new contracts for system sales in Q2 08 than in any previous quarter in our history. The Company backlog of system installations at June 30, 2008 and December 31, 2007 was approximately $4.0 and $2.3 million respectively.

A milestone achieved in the second quarter of 2008 was the testing of our slot accounting system by two certified gaming test laboratories which has lead to the certification of our system meeting all requirements of the National Indian Gaming Commission's "Minimum Internal Control Standards" as well all requirements of the Oklahoma State Compacts with Tribal Nations. Though not necessary in many of the markets in which we operate, the question has arisen - "who has tested or certified your system?" Our system was previously certified by an independent systems consultant, for one of our customers.

Based on our knowledge Table Trac offers our customers systems of comparable or superior functionality to our competitors at significantly lower price points by utilizing our innovative systems platform, stable operating environment and deep programming library. We have over twelve years of table tracking experience, ten plus years of customer reward and loyalty programs and tens of millions of continuous gaming machine operation monitoring hours. Table Trac is favorably positioned to compete for a broader cross section of casinos seeking to reduce their systems cost while improving the reliability and accountability of their operations.

Critical Accounting Policies:

See footnote 2 in "Notes to Condensed Financial Statements."

Results of Operations:

Three Months Ended June 30, 2008 and 2007

Net sales for the quarter ended June 30, 2008 decreased to $456,422 from $884,297 in 2007. This was caused by fewer new system installations completed in the quarter. Systems valued at over $750,000 were installed in 2007 compared to less than $250,000 in 2008. The lower system revenue recognized was partially offset by a small increase in license and maintenance (support) revenue due to more installed systems over a year ago.

Cost of sales for the quarter decreased to $86,430 from $236,807 in 2007 in line with fewer installations completed in quarter. The Company's gross profit was 81.1% and 73.0% for the three months ended June 30, 2008 and 2007, respectively. This increase is due to a higher mix of license and maintenance revenue, which has a higher gross profit, over the previous year.

Selling, general, administrative, research and development expenses were $347,429 up from $187,657 for the quarters ended June 30, 2008 and 2007 respectively. The increase was across several expense categories as the Company continues to "ramp-up" to address dramatically higher sales. The preparation of new user manuals, begun previously, was substantially completed in the second quarter. Research and development increased substantially, primarily due to contract engineers engaged in an integration of digital media into the product line, in addition to a dual redundancy server design.

Interest income continues to rise primarily due to the number of system sales made on "Long term accounts receivable, - financed contracts". Secondarily, we have a much higher cash balance over a year ago.

Provision for income taxes for the second quarter of 2008 was $11,000, calculated at a 39% effective rate.

Income before taxes and net income were $36,526 and $25,526, respectively, for the three months ended June 30, 2008 compared to $461,598 and $293,898, respectively, for the three months ended June 30, 2007. The basic earnings per share were $0.006 for the quarter ended June 30, 2008 compared to $0.073 last year.

Six Months Ended June 30, 2008 and 2007

Revenues for the six months ended June 30, 2008 increased to $1,958,111 from $1,088,328 in 2007. The increase was attributable to system installations completed in Oklahoma and internationally during the six months ended compared to the systems installed in the same time frame in 2007.

Cost of sales for the same six months increased to $444,056 from $273,431 the prior year in line with numbers of completed installations. The Company's gross profit was 77.3% and 74.9% for the six months ended June 30, 2008 and 2007, respectively. This increase is due to a higher mix of license and maintenance revenue, which has a higher gross profit, over the previous year.

Selling, general, administrative, research and development expenses for the six months ended June 30, 2008 increased to $687,475 from $348,660 in 2007. Additional staffing, including contract staffing, to support the increase in business is primarily responsible for the increase compared to 2007.

Liquidity and Capital Resources:

Cash at June 30, 2008 increased to $ 758,210 from $ 610,155 at December 31, 2007 primarily due to collections of receivables on previously completed installations in the first six months of this year. Net cash provided by operations was $ 368,866 for the six months ended June 30, 2008 compared to $113,037 used in operations for the six months ended June 30, 2007. This increase of $481,903 was primarily the result of increased net income, collections on accounts receivable compared to a year ago, increased deferred income taxes and increased deferred revenue resulting from customer deposits.

Table Trac paid out $207,812 in cash dividends declared by the board of directors in early April. The board has not established a quarterly dividend policy, but will consider future dividends based on the Company's liquidity.

There are no known trends, events or uncertainties that are likely to have a material impact on our short or long term liquidity. The primary source of liquidity in both the short and long term will be system sales and the resulting license and maintenance fees from existing systems. Management anticipates being able to manage its expenses and cash flow so monthly obligations will be satisfied by cash flow from operations. We believe the Company has adequate cash to meet its obligations and continue operations for both existing and future customers as well as ongoing sales effort and product development.

Off Balance Sheet Arrangements: None.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

Our financial instruments consist entirely of cash. Our only risk is interest rates which is not considered significant.

The Company does not hold foreign currency since we do not transact business in foreign currencies, and therefore have no currency exposure. We do not enter into futures or forward commodity contracts since we have no market risk exposure with respect to commodity prices.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Table Trac's Chief Executive/Financial Officer, Chad B. Hoehne, has evaluated the Company's disclosure and procedures as of the end of the period covered by this report. Based upon this review, he has concluded that these controls and procedures remain inadequate due to a lack of a segregation of duties surrounding financial reporting. See our Form 10-KSB for an in depth discussion. Notwithstanding the material weaknesses that continued to exist as of June 30, 2008, our Chief Executive/Financial Officer has concluded that the financial statements included in this Form 10-Q present fairly, in all material respects, the financial position, results of operations and cash flows of the Company as required for interim financial statements.

(b) Changes in Internal Control Over Financial Reporting

We have begun working to improve this area with the addition of financial expertise as discussed more fully at PART II, ITEM 8A in our December 31, 2007 Form 10-KSB.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS: None.

ITEM 3. DEFAULTS ON SENIOR SECURITIES: None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS : None.

ITEM 5. OTHER INFORMATION : None.

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
Date August 14, 2008
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

Date: August 14, 2008
By: /s/ Chad Hoehne
Name: Chad Hoehne
Title: Chief Executive Officer and Principal Financial Officer

Exhibit 1.2

CERTIFICATION PURSUANT TO SECURITIES EXCHANGE ACT OF 1934
RULE 13a-14(b) OR 15d-14(b) AND
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Table Trac, Inc. (the "Company") on Form 10-Q for quarter ended June 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Quarterly Report"), I, Chad Hoehne, Chief Executive Officer and principal financial officer of the Company, certify for the purpose of complying with Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Section 1350 of Chapter 63 of Title 18 of the United States Code, that:
1. the Quarterly Report fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act; and
2. the information contained in the Quarterly Report fairly presents, in all material respect, the financial condition and results of operations of the Company.

Dated: August 14, 2008
By: /s/ Chad Hoehne
Chief Executive Officer and Principal Financial Officer