Form 10-Q
period 2008-09-30
TABLE TRAC INC
filed 2008-11-14
CIK 1090396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Yes { } No {X}

As of November 9, 2008, the Company had outstanding 4,162,234 shares of common stock, $.001 par value.

In this quarterly report, references to "the Company," "Table Trac," "we," "us" and "our" refer to Table Trac, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TABLE TRAC, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2008	December 31, 2007 *
ASSETS
Current assets:
Cash	$1,201,747	$610,155
Accounts receivable, net	1,519,498	1,021,346
Inventory	482,125	162,559
Prepaid expenses	8,143	12,043
Total current assets	3,211,513	1,806,103

Equipment, net of accumulated depreciation	30,382	- 0 -
Patent, net of accumulated amortization	11,532	12,555
Deferred tax asset	- 0 -	136,000
Long term accounts receivable - financed contracts	121,000	152,600
Total assets	$3,374,427	$2,107,258

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 90,839	$ 65,509
Accrued payroll and related	17,376	36,423
Deferred revenue	485,301	169,353
Income taxes payable	161,500	- 0 -
Deferred tax liability	617,000	421,000
Total current liabilities	1,372,016	692,285

Stockholders’ equity:
Common stock, $0.001 par value; 5,000,000 shares authorized: 4,162,234 shares issued and outstanding at September 30, 2008 and 4,156,234 at December 31, 2007	4,162	4,156
Additional paid in capital	1,398,254	1,382,510
Retained earnings	599,995	28,307
Total stockholders’ equity	2,002,411	1,414,973

Total liabilities and stockholders’ equity	$3,374,427	$2,107,258

(*) The Balance Sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these financial statements.

TABLE TRAC, INC.

CONDENSED STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended		Nine Months Ended
	Sept 30, '08	Sept 30, '07	Sept 30, '08	Sept 30, '07
Net sales	$ 1,011,991	$1,024,886	$ 2,970,102	$2,113,214
Cost of sales	147,791	230,245	591,847	503,676
Gross profit	864,200	794,641	2,378,255	1,609,538
Selling, general and administrative expenses	466,126	173,542	1,153,601	522,202
Income from operations	398,074	621,099	1,224,654	1,087,336

Interest income	16,446	29,760	48,346	33,867
Net income before taxes	414,520	650,859	1,273,000	1,121,203
Income tax expense	161,500	234,000	493,500	406,000
Net income	253,020	$ 416,859	$779,500	$715,203
Basic earnings per share	$ 0.06	$ 0.10	$ 0.19	$ 0.18
Weighted average basic shares outstanding	4,162,234	4,001,534	4,159,091	3,998,904
Diluted earnings per share	$ 0.06	$ 0.09	$ 0.17	$0.16
Weighted average diluted shares	4,486,753	4,451,587	4,483,610	4,448,956
Cash dividends paid per common share	$0.00	$0.00	$0.05	$0.00

The accompanying notes are an integral part of these financial statements.

TABLE TRAC, INC.

CONDENSED STATEMENTS OF CASH FLOWS

Unaudited

	Nine Months Ended Sept. 30, 2008	Nine Months Ended Sept 30, 2007
Cash flows from operating activities:
Net income	$ 779,500	$ 715,203
Adjustments to reconcile net income to cash flows provided by (used in) operating activities:
Depreciation and amortization	5,707	1,023
Deferred income taxes	332,000	405,700
Allowance for doubtful accounts	40,000	- 0 -
Non-cash stock compensation expense	15,750	14,000
Changes in operating assets and liabilities:
Increase in accounts receivable	(506,552)	(1,425,488)
(Increase) in inventory	(319,566)	(10,971)
(Increase) decrease in prepaid expenses	3,900	7,485
Increase in accounts payable	25,330	3,086
Increase (decrease) in accrued payroll and related	(19,047)	17,715
Increase (decrease) in deferred revenue	315,948	93,391
Increase in income taxes payable	161,500	- 0 -
Net cash flows provided by (used in) operating activities	834,470	(178,856)

Cash flows from investing activities
Purchase of equipment	(35,066)	- 0 -

Cash flows from financing activites
Cash dividend paid	(207,812)	- 0 -

Net increase (decrease) in cash	591,592	(178,856)

Cash - beginning of period	610,155	307,371

Cash - end of period	$ 1,201,747	$128,515

The accompanying notes are an integral part of these financial statements.

Table Trac, Inc.
Notes to Condensed Financial Statements
September 30, 2008
(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed financial statements of Table Trac have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of September 30, 2008 and the statements of operations and cash flows for the three and nine months ended September 30, 2008 and 2007 are unaudited but include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Table Trac Annual Report on Form 10-KSB for the year ended December 31, 2007.

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

4. Concentration of Risk

Major Customers

There were sixteen customers and thirty one casinos paying for systems and services in 2008 with six customers accounting for 78% of our revenue for the nine months ended September 30, 2008. There were sixteen casinos in 2007 with nine customers accounting for 90% of our revenue for the nine months ended September 30, 2007.

5. Inventories

Company inventories consisted of the following at:

	September 30, 2008	December 31, 2007
Raw Materials	$ - 0 -	$ - 0 -
Work in Process	171,633	24,754
Finished Goods	310,492	137,805
Totals	$482,125	$162,559

6. Stockholders' Equity

On March 26, 2008 the Company's board of directors approved and paid a $0.05 per common share cash dividend to the shareholders of record on April 4th , 2008 totaling $207,812.

On May 22, 2008, the Company issued 6,000 shares of restricted common stock valued at $2.63 per share totaling $15,750 to a consultant for professional services rendered during the six months ended June 30, 2008.

There were no shares issued or transactions related to changes in Shareholders Equity in the three months ended September 30, 2008.

Stock Options

In October 2001, the Company implemented an Employee Stock Incentive Plan. This plan provides for the issuance of employee options to purchase shares of the Company's common stock at an exercise price at least equal to the fair value of the stock at the grant date. These options are exercisable for a period of seven years from the date of grant. Table Trac reserved 1,000,000 shares of its common stock for potential issuance under this plan. As of September 30, 2008, 507,500 stock options were available for grants.

Statement of Financial Accounting Standard No. 123(R), "Accounting for Stock-Based Compensation", requires companies to estimate fair value of the share-based awards on the date of the grant using an option pricing model. Table Trac uses the Black-Scholes-Merton option-pricing model as a method for determining the estimated fair market value for employee stock awards. Compensation expense for employee stock awards is recognized on a straight-line basis over the vesting period of the award. The Company had no stock compensation expense for the three and nine month periods ended September 30, 2008 and 2007.

The Company had no stock options awarded or exercised for the three and nine month periods ending September 30, 2008 and 2007. There were 337,500 options outstanding and exercisable at September 30, 2008 and December 31, 2007 with an average exercise price of $0.125; which expire October 10, 2010. The options had an aggregate intrinsic value of $1,054,687 at September 30, 2008 which is equal to the difference in the closing stock price on that date and the exercise price, multiplied by the number of in-the-money options that would have been received had all options been exercised on September 30, 2008.

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

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Based on the Company's evaluation, the company has concluded that there are no significant unrecognized tax implications. The Company's evaluation was performed for the tax years ended December 31, 2003 through 2007, the tax years that remain subject to examination by major tax jurisdictions. The Company has estimated taxes for the nine months ended September 30, 2008. The Company does not believe there will be any material changes in unrecognized tax positions over the next twelve months.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to financial results. In accordance with FIN 48, paragraph 19, Table Trac has decided to classify interest and penalties as a component of income tax expense.

8. Recently Issued Accounting Pronouncements

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This guidance states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and should be included in the computation of earnings per share using the two-class method outlined in SFAS No. 128, Earnings per Share. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. The adoption of this new guidance on January 1, 2009 should not have an effect on the Company's reported earnings per share.

In April 2008, the FASB issued FASB Staff Position (FSP) No. FAS 142-3, Determination of the Useful Life of Intangible Assets. This guidance addresses the determination of the useful life of intangible assets which have legal, regulatory or contractual provisions that potentially limit a company's use of an asset. Under the new guidance, a company should consider its own historical experience in renewing or extending similar arrangements. The Company is required to apply the new guidance to intangible assets acquired after December 31, 2008.

In February 2008, the FASB issued FASB Staff Position FAS 157-2 ("FSP FAS 157-2") "Effective Date of FASB Statement No. 157" which delays the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008. These non-financial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and non-financial assets acquired and non-financial liabilities assumed in a business combination.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations," [SFAS 141(R)], which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. SFAS 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information would enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for business combinations consumated in fiscal years beginning after December 15, 2008. Early adoption is not permitted.

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

OVERVIEW

Table Trac is a Nevada corporation, formed on June 27, 1995, with principal offices in Minnetonka, Minnesota. It developed and patented (U. S. patent number 5,957,776) a proprietary information and management system (Table Trac) that automates and monitors the operations of casino table games. In addition to table games management, the Company has added functionality, developed related casino system modules for guest rewards and loyalty club, marketing analysis, guest service, promotion administration/management, vault/cage management and audit/accounting.

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

Another significant milestone in Table Trac's quest to not only define its markets for growth and expansion, but to further separate itself from competitors came in 2006 when it launched new products in the areas of Class II S2S gaming communications and related Class II S2S support for promotions administration and management, and fully integrating it with all its Class III functionality. Table Trac was the first and, to the best of our knowledge, is still the only system capable of fully automating and managing an entire slot floor in a mixed Class II/Class III environment. To date, other companies who make that claim for their system require the hand entering of machine meter values for, at least a portion of their slot floor. Management believes this development has greatly enhanced the Company's opportunity for new system sales; this has been demonstrated by the significant growth from 2005 through the third quarter of 2008. We have more new contracts for system sales in the third quarter 2008 than in any previous quarter in our history. The Company backlog of system installations at September 30, 2008 and December 31, 2007 was approximately $1.9 and $2.3 million respectively.

A milestone achieved in the second quarter of 2008 was the testing of our slot accounting system by two certified gaming test laboratories which has lead to the certification of our system meeting all requirements of the National Indian Gaming Commission's "Minimum Internal Control Standards" as well as all requirements of the Oklahoma State Compacts with Tribal Nations. Though not necessary in many of the markets in which we operate, the question has arisen - "who has tested or certified your system?" Our system was previously certified by an independent systems consultant, for one of our customers.

In September 2008, Table Trac deployed its first Table Trac TV digital signage system, linking Table Trac's promotional kiosk to promotions administration systems. The new technology showed real time tracking of results on flat screen TV's around the casino, as customers "voted" for their favorite presidential candidate by playing the machines and having their player points count as votes. The new combination of Table Trac technologies received favorable press from newspapers and local TV stations, and most importantly, the customers! References on this product include http://www.kansascity.com/news/politics/story/853475.html Kansas City Star - - - http://www.news9.com/Global/story.asp?S=9290860 Oklahoma City Channel 9 News - - - http://www.youtube.com/watch?v=loAettQYGL4 Posted on You Tube

Based on our knowledge, Table Trac offers our customers systems of comparable or superior functionality to our competitors at significantly lower price points by utilizing our innovative systems platform, stable operating environment and deep programming library. We have over twelve years of table tracking experience, ten plus years of customer reward and loyalty programs experience and tens of millions of continuous gaming machine operation monitoring hours. Table Trac is favorably positioned to compete for a broader cross section of casinos seeking to reduce their systems cost while improving the reliability and accountability of their operations.

Critical Accounting Policies:

See footnote 2 in "Notes to Condensed Financial Statements."

Results of Operations:

Three Months Ended September 30, 2008 and 2007

Net sales for the quarter ended September 30, 2008 showed a small decreased to $1,011,991 from $1,024,886 in 2007. New system installations completed in the quarters were similar. While system revenue recognized was lower, it is partially offset by the increase in license and maintenance (support) revenue due to the larger total number of systems over a year ago.

Cost of sales for the quarter ended September 30, 2008 decreased to $147,791 from $230,245 in 2007 due to lower per unit materials pricing realized through larger volume purchase agreements and fewer installations completed in quarter. The Company's gross profit was 85.4% and 77.5% for the three months ended September 30, 2008 and 2007, respectively. This increase is due to a higher mix of license and maintenance revenue, which has a higher gross profit, over the previous year.

Selling, general, administrative, research and development expenses were $466,126 up from $173,542 for the quarters ended September 30, 2008 and 2007, respectively. The increase was across several expense categories as the Company continues to "ramp-up" to address dramatically higher sales. The preparation of new user manuals, begun previously, was continued into the third quarter. Research and development continued at a high level, primarily due to contract engineers engaged in an integration of digital media into the product line, in addition to a dual redundancy server design.

Interest income dropped primarily due to the drop in interest rates on cash balances, and the decrease in the number of system sales made on "Long term accounts receivable, - financed contracts".

Provision for income taxes for the third quarter of 2008 was $161,500, down from $234,000 for the third quarter of 2007, calculated at a 39% effective rate.

Income before taxes and net income were $414,520 and $253,020, respectively, for the three months ended September 30, 2008 compared to $650,859 and $416,859, respectively, for the three months ended September 30, 2007. The basic earnings per share was $0.06 for the quarter ended September 30, 2008 compared to $0.10 last year.

Nine Months Ended September 30, 2008 and 2007

Revenues for the nine months ended September 30, 2008 increased to $2,970,102 from $2,113,214 in 2007. The increase was attributable to system installations completed in Oklahoma and internationally during the nine months ended compared to the systems installed in the same time frame in 2007, together with increased license and maintenance revenues associated with the increasing number of systems Table Trac maintains monthly.

Cost of sales for the same six months increased to $591,848 from $503,676 the prior year in line with numbers of completed installations. The Company's gross profit was 80% and 76% for the nine months ended September 30, 2008 and 2007, respectively. This increase is due to a higher mix of license and maintenance revenue, together with favorable materials pricing negotiated on the larger and more predictable manufacturing runs, which yielded a higher gross profit, over the previous year.

Selling, general, administrative, research and development expenses for the nine months ended September 30, 2008 increased to $1,153,601 from $522,202 in 2007. Additional staffing, including contract staffing, to support the increase in business, together with significant research and development contract professionals, is primarily responsible for the increase compared to 2007.

Liquidity and Capital Resources:

Cash at September 30, 2008 increased to $ 1,201,747 from $ 610,155 at December 31, 2007 primarily due to collections of receivables on previously completed installations , and increases in deposit payments received in the first nine months of this year. Net cash provided by operations was $ 834,470 for the nine months ended September 30, 2008 compared to $178,856 used in operations for the nine months ended September 30, 2007. This increase of $1,013,326 was primarily the result of increased net income, collections on accounts receivable compared to a year ago, increased income taxes payable and increased deferred revenue resulting from customer deposits.

For investing activities, the Company purchased equipment totaling $35,066 for the nine months ended September 30, 2008 compared to no purchases for the comparable period.

Table Trac paid out $207,812 in cash dividends declared by the board of directors in early April. The board has not established a quarterly dividend policy, but will consider future dividends based on the Company's liquidity.

There are no known trends, events or uncertainties that are likely to have a material impact on our short or long term liquidity. The primary source of liquidity in both the short and long term will be system sales and the resulting license and maintenance fees from existing systems. Management anticipates being able to manage its expenses and cash flow so monthly obligations will be satisfied by cash flow from operations. Management believes the Company has adequate cash to meet its obligations and continue operations for both existing and future customers as well as ongoing sales effort and product development.

Off Balance Sheet Arrangements: None.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

The Company's financial instruments consist entirely of cash. Our only risk is interest rates which is not considered significant.

The Company does not hold foreign currency since they do not transact business in foreign currencies, and therefore have no currency exposure. The Company does not enter into futures or forward commodity contracts since they have no market risk exposure with respect to commodity prices.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision of, and the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation and taking into account the lack of segregation of duties noted below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

Table Trac's Chief Executive/Financial Officer, Chad B. Hoehne, has evaluated the Company's disclosure and procedures as of the end of the period covered by this report. In response to previous reviews, he has added staff and divided responsibilities to increase segregation of duties. Combined with in-depth quarterly analysis of customer receivables and the implementation of a new inventory tracking system, he concludes that these controls and procedures have greatly reduced the previously reported inadequacies due to lack of a segregation of duties while the controls and procedures surrounding financial reporting remain inadequate. See our Form 10-KSB for an in depth discussion. Notwithstanding the material weaknesses that continued to exist as of September 30, 2008, our Chief Executive/Financial Officer has concluded that the financial statements included in this Form 10-Q present fairly, in all material respects, the financial position, results of operations and cash flows of the Company as required for interim financial statements.

(b) Changes in Internal Control Over Financial Reporting

The Company has begun working to improve its financial expertise as discussed more fully at PART II, ITEM 8A in our December 31, 2007 Form 10-KSB.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS: None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS: None.

ITEM 3. DEFAULTS ON SENIOR SECURITIES: None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS : None.

ITEM 5. OTHER INFORMATION : None.

ITEM 6. EXHIBITS

Exhibit 1.1 Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section13a - 14a and 15d - 14a of the Exchange Act.

Exhibit 1.2 Certification Pursuant to 18USC Section 1350, as of adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE PAGE

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Table Trac, Inc.
Date November 13, 2008
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

Date: November 13, 2008
By: /s/ Chad Hoehne
Name: Chad Hoehne
Title: Chief Executive Officer and Principal Financial Officer

Exhibit 1.2

CERTIFICATION PURSUANT TO SECURITIES EXCHANGE ACT OF 1934
RULE 13a-14(b) OR 15d-14(b) AND
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Table Trac, Inc. (the "Company") on Form 10-Q for quarter ended September 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Quarterly Report"), I, Chad Hoehne, Chief Executive Officer and principal financial officer of the Company, certify for the purpose of complying with Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Section 1350 of Chapter 63 of Title 18 of the United States Code, that:
1. the Quarterly Report fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act; and
2. the information contained in the Quarterly Report fairly presents, in all material respect, the financial condition and results of operations of the Company.

Dated: November 13, 2008
By: /s/ Chad Hoehne
Chief Executive Officer and Principal Financial Officer