Form 10-K
period 2008-12-31
TABLE TRAC INC
filed 2009-03-20
CIK 1090396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Registrant's telephone number, including area code: (952) 548-8877

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ]. No [X].

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [X]. No [ ].

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act). [ ] Yes [X] No

The aggregate market value of the voting stock held by persons other than officers, directors and more than 5% stockholders of the registrant as of March 17, 2009 was $5,719,000, based on the most recent sales price of the common stock of the Company ($2.15 per share). As of March 17, 2009, about 2,660,000 shares held by persons other than officers, directors and more than 5% stockholders shares of common stock were outstanding. As of March 17, 2009, the Company had outstanding 4,162,234 shares of common stock, $0.001 par value.

PART I

Item 1. Business.

General

Table Trac, Inc. (the "Company" or "Table Trac") is a Nevada Corporation, formed on June 27, 1995, with principal offices in Minnetonka, Minnesota.

The Company has developed and patented (U.S. patent # 5,957,776) a proprietary information and management system (Table Trac) that automates and monitors the operations of casino table games. In addition to table games management, Table Trac has been adding functionality to related casino system modules for guest rewards and loyalty club, marketing analysis, guest service, promotions administration / management, vault/cage management and audit / accounting.

In 2005, the Company launched new products in the areas of promotions administration and management, customer mailing for tiered pre-encoded promotional marketing, gaming machine on-line accounting and management, gaming machine vault cage operations, touch screen customer service kiosks, guest service paging and wireless handheld communications. The addition of these modalities has transformed Table Trac's role from a "niche" supplier of peripheral product offerings to one of a full line single source supplier. This development has greatly enhanced their opportunities for new system sales in the marketplace, which has been demonstrated in 2007 and again in 2008.

Table Trac is able to offer to its customers systems of comparable functionality to their Nevada-based competitors at a significant cost savings by utilizing innovative technology and programming resources. Table Trac now has over 10 years of on-table experience, 8+ years of customer reward and loyalty programs and tens of millions of hours of continuous gaming machine monitoring . Table Trac is positioned to continue gaining customers while competing for a broad cross section of casinos that are seeking to reduce the cost of their systems and improve the reliability and accountability of their operations.

As a tougher economy forces all businesses to make their dollars work harder, Table Trac Inc.'s solutions may become more attractive to a larger number of casino system users. The Company is working to expand its name recognition within the gaming segment in order to capitalize on a rising demand for its affordable solutions.

TABLE TRAC INSTALLATIONS

Table Trac currently has systems installed with on-going support and maintenance contracts at 22 casinos in Minnesota, Wisconsin, Florida, Oklahoma, Central America, and South America.

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

The Company filed to register its trademark ("TABLE TRAC") in September 1996. The trademark was issued on September 7, 2000, as trademark number 2,275,137. A re-application for this mark has been filed.

In October 2008, the Company has filed for the Trademark ("REEL TIME RESULTS") to trade name a feature contained in its product (Table Trac TV Digital signage), that has the ability to track slot machine play as votes in real time, into a voting pool for various promotional games. This feature was central to the succeses of the Company's "Pick a President" promotion which received local and national attention as a cutting edge casino promotion.

ENVIRONMENTAL COMPLIANCE

The Company believes that it is in compliance with all current federal and state environmental laws.

EMPLOYEES

As of December 31, 2008, the Company had 12 full-time employees and engaged the full-time services of 2 contract specialists.

COMPETITION

The year 2006 was a significant milestone for Table Trac in its quest to not only develop its definition of markets for growth and expansion, but to further separate itself from the competition. As of the end of 2008, to the best of the Company’s knowledge, which encompasses reporting from operators, vendors, and analysts, Table Trac was the only systems company that was operating accounting and players club functions on Class II, S2S games and protocols in Oklahoma. At the same time, Table Trac feels that it can still claim their system's sales price is “half-price”, compared to Nevada competitors. In addition, in regard to off-shore markets, Table Trac has successfully entered into several Central American jurisdictions with their systems meeting the special demands of multi-lingual, multi-currency, and multi-tax requirements, while maintaining the competitive pricing advantage.

BUSINESS SEGMENTS

The Company operates as one reporting segment.

RECENT DEVELOPMENTS

Contrary to the adverse economic developments on a National and world-wide scale that took place in 2008, Table Trac Inc. had its most successful year ever.

In every significant category upon which the success of a business is judged, Table Trac showed progress, expansion, and accomplishment. Revenues reached record levels. Earnings were the highest in company history. Sales to new customers exceeded the previous year. New products and profit centers were developed, and Table Trac received National attention for certain innovations and promotions.

For the first time, Table Trac paid a dividend of $0.05 per share to its shareholders in April of 2008. Shareholder response was appreciative, and future dividend distributions will continue to be evaluated as the Company's financial condition dictates.

The Company added five new employees and consultants to meet its growing needs in the areas of technical, promotional, creative, support, and administration.

In addition to numerous technical upgrades, the Company developed new products such as Table Trac TV and animated promotions. One of the promotions, "Pick a President", which coincided with the presidential election, was so creative and innovative, that it received National acclaim.

In 2008, Table Trac's technology received approval from two National Testing Laboratories for two major jurisdictions, Oklahoma and Minnesota, which is significant as it adds to both the Company's recognition and credibility.

Table Trac expanded its customer base with six new casinos in Costa Rica, and four new casinos in Oklahoma. In addition, the Company has achieved penetration into several new geographic jurisdictions that are expected to add to its growing customer base in 2009.

As Table Trac, looks ahead to 2009, the Company is confident and committed to achieving the same continued growth and success that it experienced in 2008.

Item 2. Properties.

We lease office space in Minnetonka, Minnesota, pursuant to a lease that expires in May 2011. We believe our faciltities will be sufficient to meet our current requirements and that additional space at or near the current location will be available at a reasonable cost if additional space is required in the future.

Item 3. Legal Proceedings.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

a.	OCTOBER 16, 2008, ANNUAL MEETING OF SHAREHOLDERS
b.	Re -Elected Board Members Hoehne, Siqveland and Oliveri to serve until the next anual meeting.
c.	Voted to ratify the engagement of the auditing firm of Carver Moquist & O'Connor, LLC
d.	No other matters came before the meeting

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information: The Company's common stock trades on the OTCBB.

Price per Share Calendar Year	2008
	High	Low
Annual Price per Share	$4.35	$1.40
First Quarter, January -March	$4.35	$3.70
Second Quarter, April - June	$4.10	$2.95
Third Quarter, July - September	$3.90	$2.95
Fourth Quarter, October - December	$3.25	$1.40

Price per Share Calendar Year	2007
	High	Low
Annual Price per Share	$4.50	$1.00
First Quarter, January -March	$1.90	$1.00
Second Quarter, April - June	$1.76	$1.28
Third Quarter, July - September	$2.91	$2.05
Fourth Quarter, October - December	$4.50	$2,91

Holders: There are approximately 150 shareholders in the Company.

Dividends: The Company declared a $0.05 per share dividend to be paid to shareholders of record as of April 1, 2008. Payment was made on April 9, 2008.

Equity Compensation:

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

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a) (c)
Equity compensation plans approved by security holders	337,500	$0.13	370,000
Equity compensation plans not approved by security holders	- 0 -	- 0 -	- 0 -

Equity Repurchases

In the fourth quarter of 2008, the Company re-purchased 32,200 shares of its stock for a total cost of $45,747.

Pursuant to Rule 10B - 18, ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares(or Units) Purchased	(b)Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 2008	0	0	0	N/A
November 2008	31,100	$1.40	0	N/A
December 2008	1,100	$1.40	0	N/A
Total	32,200	$1.40	0

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion should be read in conjunction with our audited financial statements and related notes that appear elsewhere in this filing.

Cautionary Note Regarding Forward-Looking Statements

Some of the statements made in this section of our report are forward-looking statements. These forward-looking statements generally relate to and are based upon our current plans, expectations, assumptions and projections about future events. Our management currently believes that the various plans, expectations, and assumptions reflected in or suggested by these forward-looking statements are reasonable. Nevertheless, all forward-looking statements involve risks and uncertainties and our actual future results may be materially different from the plans, objectives or expectations, or our assumptions and projections underlying our present plans, objectives and expectations, which are expressed in this section.

In light of the foregoing, prospective investors are cautioned that the forward-looking statements included in this filing may ultimately prove to be inaccurate-even materially inaccurate. Because of the significant uncertainties inherent in such forward-looking statements, the inclusion of such information should not be regarded as a representation or warranty by Table Trac, Inc. or any other person that our objectives, plans, expectations or projections that are contained in this filing will be achieved in any specified time frame, if ever. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

1. LIQUIDITY

Management is not aware of any trends or any known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the registrant's liquidity increasing or decreasing in any material way. Management believes that the Company has adequate cash to meet its obligations and continue operations for both existing customer contracts and ongoing product development for the next twelve months.

The Company's cash position at December 31, 2008 was $1,212,953, an increase of $602,798 from $610,155 at December 31, 2007 .

Net cash flows provided by operating activities during the year ended December 31, 2008 was $891,422 compared with net cash flows provided by operating activities of $283,221 for the same period in 2007. This increase of $608,201 was caused primarily by increased sales, resulting in greater net income of $459,679 over the prior year and corresponding increases in accounts payable and deferred revenue.

Net Cash Flows used in investing activites was $35,065 during the year ended December 31, 2008, compared to $0 for the same period in 2007. This increase was entirely due to vehicles purchased for the Company's two new field service representatives.

Net cash used in financing activities was $253,559 during the year ended December 31, 2008, compared to net cash flows provided by financing activites of $19,563 for the same period in 2007. The change was due to the payment of a shareholder dividend on April 9, 2008 at $0.05 per share, and stock repurchased in November and December of 2008 totaling 32,200 shares at a cost of $45,747.

On December 31, 2008, total stockholder's equity was $2,354,792. This compared to a stockholder's equity of $1,414,973 in 2007, which is an increase of $939,819 or 66%.

2. CAPITAL RESOURCES.

The Company is not capital intensive. The basic product of the Company is computer software developed by its employees. Most manufacturing is done after the Company receives an order, so there is little product inventory held by the Company.

3. RESULTS OF OPERATIONS, YEAR ENDED DECEMBER 31, 2008 COMPARED TO YEAR ENDED DECEMBER 31, 2007.

The Company's operating environment in 2008 was free from unusual or infrequent events or transactions or any significant economic changes that materially affected the amount of reported income from continuing operations. The Company knows of no specific trends or uncertainties that have had or that the registrant reasonably expects will have a material favorable or unfavorable impact on net sales or income from continuing operations. The Company believes that the present economy downturn in late 2008 and early 2009 may benefit future sales as potential customers take a closer look at budgets and the relative value the Table Trac brand offers versus its competitors.

Inflation for the previous three years ending December 31, 2008 has been negligible having no effect on the Company's operations. The outlook for inflation may put the Company's cash holdings at risk for a loss of real value. The Company will evaluate inflation pressure and take steps to place its available cash and cash equivalents.

Revenues increased from $2,716,072 in 2007 to $ 4,621,514 in 2008. The increase of $1,905,442 was due to the increased number of completed installations along with additional maintenance revenues from new installations. In 2008, we installed eight systems compared to six in 2007. Ongoing maintenance revenue has increased from approximately $407,000 in 2007 to approximately $678,000 in 2008, an increase of approximately $271,000.

Deferred revenues increased from $169,353 in 2007 to $389,297 in 2008. The balance represents down payments received for in-process system installations at year-end. The deferred revenue is non-refundable and will be recognized as revenue when the system installations are completed.

Cost of sales increased in 2008 to $1,105,501 from $722,051 in 2007. This increase was due to more and larger completed system installations in 2008.

The gross margin in 2008 is $3,516,013 or 76% of sales compared with $1,994,021 or 73% of sales in 2007. The slight percentage increase was due to the 2008 system sales having slightly lower install labor costs sold than the systems sold in the prior year. Also, the license and maintenance revenue has a much higher margin than the system installations.

Total operating expenses increased from $856,889 in 2007 to $1,662,479 in 2008. The increase of $805,590 was primarily due to additional wages for new employees to handle the increased volume, several research and development projects where outside consultants were engaged to design hardware and software systems, and for costs related to additional office space.

Interest income has increased substantially in 2008 to $73,094 from $50,817 in 2007, the $22,277 increase is due to our increased cash reserve balance and from interest earned on accounts receivable - financed contracts.

The provision for income taxes was $470,000 in 2007, for an effective rate of 39.6%, compared to a provision for income taxes of $749,000 for an effective rate of 40.3% in 2008.

The net income for 2008 was $1,177,628 compared to net income of $717,949 for 2007. This was an increase of $459,679.

The basic earnings per share in 2008 was $0.28 compared to basic earnings per share of $0.18 in 2007.

4. Off-balance sheet arrangements.

None.

5. Critical Accounting Policies and Estimates.

The Company's discussion and analysis of financial condition and results of operations is based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the company to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis the Company evaluates these estimates, including those related to revenue recognition, bad debts, inventory valuation, intangible assets, and income taxes. The Company bases these estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The estimates and judgements that Company believes have the most effect on its reported financial position and results of operations are as follows:

Revenue Recognition

The Company derives revenues from the sales of systems, licenses and maintenance fees and services.

System sales: Revenue from systems that have been demonstrated to meet customer specifications during installation is recognized when evidence of an arrangement exists, the product has been installed, title and risk of loss have transferred to the customer and collection of the resulting receivable is reasonably assured.

System sales which are accounted for as multiple-element arrangements include multiple products and/or services. For multiple-element arrangements, the Company allocates the revenue to each element based on their stand-alone fair value (or in the absence of fair value, the residual method) and recognizes the associated revenue when all revenue recognition criteria have been met for each element.

In 2005, the Company began offering its customers contracts with extended payment terms. The Company has established a history of successfully collecting these contracts under the original payment terms without making concessions. Based on past and current collection history, all sales installment contracts are being recognized in revenue following the "system sales" policy noted above.

Maintenance revenue: Maintenance revenue is recognized ratably over the contract period.

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

Inventory

Inventory comprised of finished good and work in process is stated at the lower of cost or market. The first-in, first-out cost method is used to value inventory. Imventory is reviewed annually for the lower of cost or market and obsolescence. Any material cost found to be above market vaklue or considered obsolete is written down accordingly.

Intangible Asset

In March 1999, the Company received patent number 5,957,776 relating to its table game control system. Expenses incurred in obtaining this patent are carried at cost and are being amortized over seventeen years using the straight-line method.

Long-lived Assets

The Company periodically assesses the recoverability of long-lived assets and certain identifiable intangible assets by reviewing for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future un-discounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Stock-based Compensation

The Company accounts for stock-based compensationin accordance with FASB Statement No. 123(R) "Share-Based Payment" (SFAS 123(R)), which requires an entity to reflect on its income statement, instead of pro forma disclosures in its financial footnotes, the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair market value of the award.

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

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), which is an interpretation of SFAS 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The initial application of FIN 48 to the Company's tax position had no effect on the results of operations or stockholders' equity.

6. Recent Accounting Pronouncements.

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

In February 2008, the FASB issued FASB Staff Position No. 157-2 ("FSP 157-2"), which delayed the effective date by which companies must adopt certain provisions of SFAS No. 157, Fair Value Measurements ("SFAS 157"). FSP 157-2 defers the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of this standard is not anticipated to have a material impact on the Company's financial position, results of operations, or cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our financial instruments consist almost entirely of cash. Our only risk is the fluctuations in interest rates which is not considered significant.

The Company does not hold foreign currency since we do not transact business in foreign currencies, and therefore have no currency exposure. We do not enter into futures or forward commodity contracts since we have no market risk exposure with respect to commodity prices.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Table Trac, Inc.

We have audited the accompanying balance sheets of Table Trac, Inc. as of December 31, 2008 and 2007, and the related statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Table Trac, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Carver Moquist & O'Connor, LLC

Bloomington, Minnesota
March 19, 2009

TABLE TRAC, INC.

BALANCE SHEETS

	December 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash	$1,212,953	$610,155
Accounts receivable, no allowance for doubtful accounts deemed necessary for 2008 and 2007	2,006,475	1,021,346
Inventory	248,598	162,559
Prepaid expenses	8,143	12,043
Income taxes receivable	45,000	- 0 -
Total current assets	3,521,169	1,806,103

Patent, net	11,191	12,555
Deferred tax asset	- 0 -	136,000
Property and equipment, net	27,865	0
Accounts receivable, financed contracts - long term	68,045	152,600
Total assets	$3,628,270	$2,107,258

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 225,557	$ 65,509
Accrued payroll and related	39,624	36,423
Deferred revenue	389,297	169,353
Deferred tax liability	619,000	421,000
Total current liabilities	1,273,478	692,285

Stockholders’ equity:
Common stock, 0.001 par value; 5,000,000 shares authorized: 4,162,234 and 4,156,234 shares issued and outstanding at December 31, 2008 and 2007, respectively	4,162	4,156
Additional paid-in capital	1,398,254	1,382,510
Retained earnings	998,123	28,307
	2,400,539	1,414,973
Less: treasury stock (32,200 shares in 2008 and 0 shares in 2007) at cost	(45,747)	- 0 -
Total stockholders’ equity	2,354,792	1,414,973

Total liabilities and stockholders’ equity	$3,628,270	$2,107,258

The accompanying notes are an integral part of these financial statements.

TABLE TRAC, INC.

STATEMENTS OF INCOME

	Years Ended
	December 31,	December 31,
	2008	2007
Net sales	$ 4,621,514	$2,716,072
Cost of sales	1,105,501	722,051
Gross profit	3,516,013	1,994,021

Selling, general and administrative expenses	1,662,479	856,889

Income from operations	1,853,534	1,137,132

Other income (expense):
Interest income	73,094	50,817

Net income before income taxes	1,926,628	1,187,949
Income tax expense	749,000	470,000
Net income	$1,177,628	$ 717,949
Basic earnings per share	$0.28	$0.18
Weighted average basic shares outstanding	4,159,234	4,012,147
Diluted earnings per share	$0.26	$0.17
Weighted average diluted shares outstanding	4,468,609	4,337,806

The accompanying notes are an integral part of these financial statements.

TABLE TRAC, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock Number of Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total
BALANCE, DECEMBER 31, 2006	3,991,534	$ 3,991	$1,319,779	$(689,642)	$ - 0 -	$ 634,128
Stock options exercised	137,500	138	19,425			19,563
Shares issued for board service	15,000	15	23,048			23,063
Shares issued to employees as compensation	12,200	12	20,258			20,270
2007 Net income	_____	______	______	717,949	______	717,949
BALANCE, DECEMBER 31, 2007	4,156,234	4,156	1,382,510	28,307	- 0 -	1,414,973
Shares issued for consultant services	6,000	6	15,744			15,750
Dividend paid April 10, 2008 at $0.05 per share				(207,812)		(207,812)
Treasury, stock repurchased in November and December 2008 at approximately $1.40 per share					(45,747)	(45,747)
2008 Net income	_______	_______	_______	1,177,628	_______	1,177,628
BALANCE, DECEMBER 31, 2008	4,162,234	$4,162	$1,398,254	$ 998,123	$(45,747)	$2,354,792

The accompanying notes are an integral part of these financial statements.

TABLE TRAC, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2008	Year Ended December 31, 2007
Cash flows from operating activities:
Net income	$1,177,628	$ 717,949
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	8,564	1,089
Deferred income taxes	334,000	470,000
Non-cash stock compensation expense	15,750	43,333
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(900,574)	(951,954)
(Increase) in income taxes receivable	(45,000)	- 0 -
(Increase) in inventory	(86,039)	(66,086)
Decrease in prepaid expenses	3,900	4,267
Increase in accounts payable	160,048	51,900
Increase in accrued payroll and related	3,201	18,165
(Increase) decrease in deferred revenue	219,944	(5,442)

Net cash flows provided by operating activities	891,422	283,221

Cash flows from investing activities
Purchases of property and equipment	(35,065)	- 0 -

Cash flows from financing activities:
Proceeds from stock options exercised	- 0 -	19,563
Repurchase of Company stock	(45,747)	- 0 -
Dividend paid	(207,812)	- 0 -
Net cash flows provided by (used in) financing activities	(253,559)	19,563

Net increase in cash	602,798	302,784

Cash - beginning of year	610,155	307,371

Cash - end of year	$ 1,212,953	$ 610,155

The accompanying notes are an integral part of these financial statements.

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

Revenue Recognition

The Company derives revenues from the sales of systems, licenses and maintenance fees and services.

System sales: Revenue from systems that have been demonstrated to meet customer specifications during installation is recognized when evidence of an arrangement exists, the product has been installed, title and risk of loss have transferred to the customer and collection of the resulting receivable is reasonably assured.

System sales which are accounted for as multiple-element arrangements include multiple products and/or services. For multiple-element arrangements, the Company allocates the revenue to each element based on their stand-alone fair value (or in the absence of fair value, the residual method) and recognizes the associated revenue when all revenue recognition criteria have been met for each element.

In 2005, the Company began offering its customers contracts with extended payment terms. The Company has established a history of successfully collecting these contracts under the original payment terms without making concessions. Based on past and current collection history, all sales installment contracts are being recognized in revenue following the "system sales" policy noted above.

Maintenance revenue: Maintenance revenue are recognized ratably over the contract period.

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

Concentrations of Risk

Cash Deposits in Excess of Federally Insured Limits

The Company maintains its cash balances at two financial institutions. Accounts are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company had approximately $640,000 of uninsured cash balances at December 31, 2008.

Major Customers

The following summarizes certain significant customer information:

2008	% of sales	% or AR
Customer D	29.3	19.6
Customer E	19.2	13.8
Customer F	13.8	13.4
Customer G	12.0	13.1

Four customers accounted for approximately 74% of revenues in 2008 and for approximately 60% of accounts receivable at December 31, 2008.

2007	% of sales	% or AR
Customer A	26.2	29.8
Customer B	21.6	24.2
Customer C	17.6	15.8

Three customers accounted for approximately 66% of the Company's revenue in 2006 and approximately 69% of accounts receivable at December 31, 2007.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

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

Inventory

Inventory comprised of finished goods and work in process is stated at the lower of cost or market. The first-in, first-out cost method is used to value inventory. Imventory is reviewed annually for the lower of cost or market and obsolescence. Any material cost found to be above market value or considered obsolete is written down accordingly.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets which range from two to five years. Repair and maintenance costs are expensed as incurred; major renewals and improvements are capitalized. As items of property or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in operating income.

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

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), which is an interpretation of SFAS 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The initial application of FIN 48 to the Company's tax position had no effect on the results of operations or stockholders' equity.

Stock-based Compensation

The Company accounts for stock-based compensation in accordance with FASB Statement No. 123(R) "Share-Based Payment" (SFAS 123(R)), which requires an entity to reflect on its income statement, instead of pro forma disclosures in its financial footnotes, the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair market value of the award.

Segment Reporting

The Company operates as one reporting segment.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and items defined as other comprehensive income (loss). Items defined as other comprehensive income (loss) include such items as foreign currency translation adjustments and unrealized gains (losses) on certain marketable securities. For the year ended December 31, 2008 and 2007, the Company had no items defined as other comprehensive income (loss).

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

Recent Accounting Pronouncements

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

In February 2008, the FASB issued FASB Staff Position No. 157-2 ("FSP 157-2"), which delayed the effective date by which companies must adopt certain provisions of SFAS No. 157, Fair Value Measurements ("SFAS 157"). FSP 157-2 defers the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of this standard is not anticipated to have a material impact on the Company's financial position, results of operations, or cash flows.

NOTE 2. INVENTORY

Company inventories consisted of the following at:

	December 31, 2008	December 31, 2007
Work in Process	$8,850	$24,754
Finished Goods	239,748	137,805
Totals	$248,598	$162,559

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31:.

	2008	2007
Office equipment	$ 22,794	$22,974
Vehicles	35,065	- 0 -
	57,859	22,974
Less: accumulated depreciation	(29,994)	(22,974)
Property and equipment, net	$27,865	$ - 0 -

Depreciation expense totaled $7,020 and $0 for the years ended December 31, 2008 and 2007, respectively.

NOTE 4. OPERATING LEASE

The Company leases its office facilities under a lease agreement which expires May 2011. Future minimum lease payments are as follows:

2009- - - - $41,430
2010- - - - $45,360
2011- - - - $19,400

Rent expense was $33,500 and $18,820 in 2008 and 2007, respectively.

NOTE 5. STOCKHOLDERS' EQUITY

From November through December 2008, the Company re-purchased 32,200 shares of its stock for at total purchase cost of $45,747. The Company is currently holding the shares in treasury and has no disposition plans at December 31,2008.

In May 2008, the Company issued 6,000 common restricted shares for consultant services with a fair value of $15,750.

Stock Options

In October 2001, the Company implemented an Employee Stock Incentive Plan. This plan provides for the issuance of options to employees to purchase shares of the Company's common stock at an exercise price at least equal to the fair value of the Company's common stock at the grant date. These options are exercisable for a period of seven years from the date of grant. The Company has reserved 1,000,000 shares of its common stock for potential issuance under this plan. As of December 31, 2008, 370,000 stock options were available for grants.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's Statements of Income. The Company recorded $0 of related compensation expense for the years ended December 31, 2008 and 2007 as no options were granted during these years and all previously issued options were fully vested prior to January 1, 2007.

The Company uses the Black-Scholes-Merton ("Black Scholes") option-pricing model as the method for determining the estimated fair market value for employee stock awards. Compensation expense for employee stock awards is recognized on a straight-line basis over the vesting period of the award.

The following is a summary of all activity involving options for the years ended December 31:

		Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
	Outstanding and Exercisable Options

Balance, December 31, 2006	475,000	$ 0.13

Granted	- 0 -
Exercised	137,500	$0.14
Cancelled	- 0 -

Balance, December 31, 2007	337,500	$ 0.13	3.0

Granted	- 0 -
Exercised	- 0 -
Cancelled	- 0 -

Balance, December 31, 2008	337,500	$ 0.13	2.0	$464,063

The aggregate intrinsic value in the table represents the difference between the closing stock price on December 31, 2008 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on December 31, 2008.

NOTE 6. SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest was $0 for the years ended December 31, 2008 and 2007. Cash paid for income taxes totaled $460,000 and $0 for the years ended December 31, 2008 and 2007, respectively.

NOTE 7. INCOME TAXES

The income tax provision consists of the following for the years ended December 31:

	2008	2007
Current tax expense	$ 415,000	$- 0 -
Deferred tax expense	334,000	470,000
Total income tax expense	$749,000	$ 470,000

The reconciliation between expected federal income tax rates is as follows:

	2008		2007
	Amount	Percent	Amount	Percent
Expected federal tax $	$627,000	34.0%	$404,000	34.0%
State income tax, net of federal tax benefit	56,000	2.9%	60,000	5.0
Other(1)	66,000	3.4%	6,000	0.5
Total	$749,000	40.3%	$470,000	39.6%

(1) Other primarily includes an adjustment required for a change in estimate related to state apportionment calculations.

The following table summarizes the Company's deferred tax assets and liabilities at December 31, 2008 and 2007:

	2008	2007
Current deferred tax asset (liabilities):
Deferred revenue	$144,000	$ 67,000
Accounts payable and accrued expenses	98,000	38,000
Accounts receivable	(766,000)	(458,000)
Inventory	(92,000)	(64,000)
Prepaid expenses	(3,000)	(4,000)
Net current deferred tax liability	$(619,000)	$ (421,000)
Long-term deferred tax asset:
Net operating loss carryforwards	- 0 -	$ 136,000
Net deferred tax asset (liability)	$(619,000)	$(285,000)

NOTE 8. GEOGRAPHIC CONCENTRATIONS

The Company sells its technologies and services to casinos in the United States, and countries in both Central and South America. For 2008 and 2007, 64% and 78% of the Company's revenues were from the United States, 27% and 22% from Central America, and 9% and 0% from South America, respectively.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

The Company maintains disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in its reports filed pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer / Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance the objectives of the control system are met.

As of December 31, 2008, our management, with the participation of our Chief Executive Officer / Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Exchange Act. Based on this evaluation, the Chief Executive Officer / Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2008, because of the identification of the material weaknesses in internal control over financial reporting described below. Notwithstanding the material weaknesses that existed as of December 31, 2008, our Chief Executive Officer / Chief Financial Officer has concluded that the financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America ("GAAP").

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

Under the supervision and with the participation of the Company's management, including the Company's CEO / CFO, the Company conducted an assessment of the effectiveness of its internal control over financial reporting based on criteria established in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), as of December 31, 2008.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at December 31, 2008:

Management's internal control system is dependent entirely on the founder and a few key employees. As such it had the inherent flaws of lack of segregation of duties and being subject to time constraints of an ever expanding set of demands that are part of growing a business. Consequently, management did not maintain effective control relating to individual monthly closings and monthly financial reporting process in adequately preparing account reconciliations and properly evidencing journal entries. The Company only closes and reports quarterly.

In 2008, the Company added a full-time bookkeeper to assist in some of the daily accounting tasks. However, the majority of the preparation of the financial statements was carried out by the Company's CEO/CFO. The CEO/CFO prepared routine and non-routine journal entries, processed certain transactions, prepared certain account reconciliations, and prepared interim and annual financial statements (including report combinations and footnote disclosures) in accordance with generally accepted accounting principles without review and approval by someone with financial expertise for overseeing such duties. Additionally, the Company had insufficient personnel resources and technical accounting and reporting expertise within the Company's financial closing and reporting functions.

The Company does not currently have an audit committee with a financial expert that is actively involved with the financial reporting process; therefore, the Company lacks the board oversight role within the financial reporting process.

As a result of these material weaknesses described above, management has concluded that, as of December 31, 2008, the Company's internal control over financial reporting was not effective based on the criteria in "Internal Control-Integrated Framework" issued by COSO. This annual filing does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual filing.

In 2009 the Company has acquired new computer systems software to improve and automate its materials handling, tracking and inventory functions. The Company continues to seek and implement automation solutions to enhance its capacity to grow while accounting and reporting with timeliness and accuracy.

During the fiscal quarter ended December 31, 2008, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The executive officers and directors of the Company, with a brief description, are as follows:

Name	Age	Position		Independent Director
Chad B. Hoehne	46	Chairman, CEO, CFO, Director	Mr. Hoehne is the Chairman, President and founder of the Company. He has a BS degree in Business Administration from Mankato State University. Mr. Hoehne was employed by Micro Control Company from 1985 to 1993.	NO
Robert R Siqveland	64	Secretary, Director	Mr. Siqveland is the Director of Marketing and the Corporate Secretary. He was an investment advisor and venture capitalist for twenty-five years. Mr. Siqveland has worked with Table Trac in various capacities for the past seven years.	NO
Thomas J.Oliveri	46	Director	Mr. Tom Oliveri is President of Clear Skies Solar, Inc. CSKH and former Chief Operating Officer of Global Payment Technologies, Inc. (GPT). Mr. Oliveri joined the company's board in 2005. Mr. Oliveri possesses over twenty-two years of diverse manufacturing experience, including fifteen years in senior management positions encompassing a variety of manufacturing venues from military electronics and aviation to medical devices. Mr. Oliveri holds a Bachelor of Science degree from the State University at Oswego and a Master of Science degree from the State University at Stony Brook.	YES

The directors of the Company are elected annually by the stockholders for a term of one year or until their successors are elected and qualified.

Item 11. - EXECUTIVE COMPENSATION.

During the years ended December 31, 2008 and 2007, certain officers were compensated for their role as executive officers.

In 2008 and since 2002, Mr. Hoehne has fulfilled the duties of chief executive officer, chief financial officer, corporate administrator, performing the corporate accounting and finance activities, chairman and president in addition to programming and technology development. For fulfilling these responsibilities the total executive compensation was $333,000 which includes board member compensation, for the year ended December 31, 2008 and $299,755 for the year ended December 31, 2007.

In 2008 and since 2002, Mr. Siqveland has fulfilled the duties of corporate secretary, customer services, installation training and corporate development, as well as National Sales Manager. For fulfilling these responsibilities, the total executive compensation for the year ended December 31, 2008 was $86,820 which includes health plan coverage and was $76,010 salary and 5,000 shares stock for board member compensation valued at $7,688 for the year ended December 31, 2007.

As of the date of this Annual Report, Table Trac Inc. does not offer its executive employees any pension, annuity, insurance, profit sharing or similar benefit plans other than our Stock Incentive Plan. Executive compensation is subject to change concurrent with our requirements. We do not have employment agreements with any of our officers but we may enter into such agreements with our senior executive officers in the future. We do not currently have a compensation committee. Decisions as to compensation are made from time-to-time by our Board of Directors with no established policies or formulas.

We have no long-term incentive plans in place; therefore, there were no awards made under any long-term incentive plan to any of the above executive officers during fiscal year ended December 31, 2008.

Stock Options and Grants in 2008

The Company did not grant any stock options in 2008 or 2007.

Outstanding Options Table

Name	Employee Stock Options Exercisable	Employee Stock Options Unexercisable	Option Exercise Price	Option Expiration Date
Chad and Sally Hoehne	157,500	- 0 -	$0.125	12/31/2010
Robert Siqveland, Director	80,000	- 0 -	$0.125	12/31/2010
Directors and Officers as a group	237,500

Item 12. Security Ownership of Certain Beneficial Owners and Management.

As of December 31, 2008, there are 4,162,234 shares of the Company's common shares outstanding. The following table sets forth the information as of December 31, 2008 as to the ownership of each person who, as of this date, owns of record, or is known by the Company to own beneficially, more than five percent of the Company's common stock, and in addition, by each director and executive officer of the Company, and by all directors and executive officers as a group.

Name	Shares of Common Stock	Percent of Ownership
Chad Hoehne, CEO and Director	1,138,600	27.39%
Robert Siqveland, Director	170,500	4.11%
Thomas Oliveri, Director	20,000	0.48%
Directors and Officers as a group	1,329,100	31.98%

Unrelated Parties
Doucet capital, LLC	217,000	5.22%

Item 13. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent auditor, Carver Moquist & O'Connor, LLC (CMO), billed an aggregate of $45,996 in 2008 and $33,286 in 2007 for audit services, including the quarterly review of the Company's Form 10-Q during 2008 and Form 10-QSB during 2007. The Company also paid CMO $3,652 and $2,365 for tax preparation services in 2008 and 2007 respectively.

The Company does not have an audit committee and as a result our board of directors perform the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. As a result, we do not rely on established pre-approval policies and procedures.

PART IV

Item 15. - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) Included herein at part II, Item 8 are the Financial Statements and the Report of the Independent Registered Public Accounting Firm.

(b) The Company had no events to report on Form 8-K in 2008.

(c) There are no exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 19, 2009

TABLE TRAC, INC.

Table Trac, Inc. ______/s/_Chad B. Hoehne_______________
Chad B. Hoehne, Chief Executive Officer / Chief Financial Officer

CERTIFICATION

I, Chad B. Hoehne, Chief Executive Officer / Chief Financial Officer of Table Trac, Inc. (the "Registrant"), certify that:

1. I have reviewed this annual report on Form 10-K for the year ended December 31, 2008 of Table Trac, Inc.;

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a - 15(f) and 15d-15(f)) for the Registrant and have:

a) Designed such disclosure controls and procedures, to ensure that material information relating to the Registrant, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals;

c) Evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

5. I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors of the Registrant's board of directors (or persons performing the equivalent functions):

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

March 19, 2009

Table Trac, Inc. ______/s/_Chad B. Hoehne_______________
Chad B. Hoehne, Chief Executive Officer / Chief Finanial Officer

TABLE TRAC, INC. CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. 1350)

The undersigned, Chad B. Hoehne, the Chairman and President of Table Trac, Inc. (the "Company") has executed this Certification in connection with the filing with the Securities and Exchange Commission of the Company's amended Annual Report on Form 10-K for the year ended December 31, 2008 (the "Report"). The undersigned hereby certifies that: · the Report fully complies with the requirements of Section 13(a) or 15(d)of the Securities Exchange Act of 1934; and · the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company. IN WITNESS WHEREOF, the undersigned has executed this Certification as of the 19th day of March 2009.

Table Trac, Inc. ______/s/_Chad B. Hoehne_______________
Chad B. Hoehne, Chief Executive Officer/ Chief Financial Officer

TABLE TRAC, INC.
# # #