Form 10-Q
period 2009-03-31
TABLE TRAC INC
filed 2009-05-15
CIK 1090396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Yes X No --

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non accelerated filer or a smaller reporting company. See definition of "accelerated filer" , "smaller reporting company" and "large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer { } Accelerated Filer { } Non-accelerated Filer { } Smaller Reporting Company {X}

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes { } No {X}

As of May 15, 2009, the Company had outstanding 4,162,234 shares of common stock, $.001 par value.

In this quarterly report, references to "the Company," "Table Trac," "we," "us" and "our" refer to Table Trac, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TABLE TRAC, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31, 2009	December 31, 2008*
ASSETS
Current assets:
Cash	$1,006,468	$1,212,953
Accounts receivable, no allowance for doubtful accounts deemed necessary	1,981,694	2,006,475
Inventory	226,312	248,598
Prepaid expenses	16,243	8,143
Note Receivable	250,000	- 0 -
Income taxes receivable	47,000	45,000
Total current assets	3,527,717	3,521,169

Patent, net	10,849	11,191
Equipment, net	25,348	27,865
Deferred system sales costs	76,779	- 0 -
Accounts receivable - financed contracts - long term	- 0 -	68,045
Total assets	$3,640,693	$3,628,270

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 80,326	$ 225,557
Accrued payroll and related	45,649	39,624
Deferred revenue	- 0 -	389,297
Current deferred tax liability	772,000	619,000
Total current liabilities	897,975	1,273,478
Noncurrent liabilities:
Long-term deferred tax liability	28,000	- 0 -

Total liabilities	925,975	1,273,478

Stockholders’ equity:
Common stock, $0.001 par value; 5,000,000 shares authorized: 4,162,234 shares issued and outstanding at March 31, 2009 and December 31, 2008	4,162	4,162
Additional paid in capital	1,398,254	1,398,254
Retained earnings	1,358,991	998,123
	2,761,407	2,400,539
Less: treasury stock (32,825 shares at March 31, 2009 and 32,200 shares at December 31, 2008) at cost	(46,689)	(45,747)
Total stockholders’ equity	2,714,718	2,354,792
Total liabilities and stockholders’ equity	$ 3,640,693	$3,628,270

(*) The Balance Sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these financial statements.

TABLE TRAC, INC.

CONDENSED STATEMENTS OF INCOME

Unaudited

	Quarters Ended
	March 31,	March 31,
	2009	2008
Net sales	$1,144,846	$1,501,689
Cost of sales	135,597	357,626
Gross profit	1,009,249	1,144,063

Selling, general and administrative expenses	431,947	340,046

Income from operations	577,302	804,017

Other income (expense):
Interest income	14,050	17,936

Net income before income taxes	591,352	821,953
Income tax expense	230,484	321,000
Net income	$ 360,868	$ 500,953
Basic earnings per share	$0.087	$0.121
Weighted average basic shares outstanding	4,162,234	4,156,234
Diluted earnings per share	$0.081	$0.112
Weighted average diluted shares outstanding	4,479,645	4,482,484

The accompanying notes are an integral part of these financial statements.

TABLE TRAC, INC.

CONDENSED STATEMENTS OF CASH FLOWS

Unaudited

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Cash flows from operating activities:
Net income	$ 360,868	$ 500,953
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	2,859	1,423
Deferred income taxes	181,000	321,000
Changes in operating assets and liabilities:
Accounts receivable	92,826	(779,826)
Inventory	22,286	60,195
Prepaid expenses	(8,100)	1,500
Income taxes receivable	(2,000)	- 0 -
Deferred system sales costs	(76,779)	- 0 -
Accounts payable	(145,231)	18,099
Accrued payroll and related	6,025	114
Deferred revenue	(389,297)	(45,945)
Net cash flows provided by operating activities	44,457	77,513

Cash flows from investing activities
Purchase of equipment	0	(12,999)
Issuance of note receivable	(250,000)	- 0 -
Net cash flows used in investing activities	(250,000)	(12,999)

Cash flows from financing activities
Repurchase of Company stock	(942)	- 0 -

Net increase (decrease) in cash	(206,485)	64,514

Cash - beginning of period	1,212,953	610,155

Cash - end of period	$ 1,006,468	$ 674,669

The accompanying notes are an integral part of these financial statements.

Table Trac, Inc.
Notes to Condensed Financial Statements
March 31, 2009
(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed financial statements of Table Trac have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of March 31, 2009 and the statements of income and cash flows for the three months ended March 31, 2009 and 2008 are unaudited but include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Table Trac Annual Report on Form 10-K, for the year ended December 31, 2008.

2. Significant Accounting Policies

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

In 2005, the Company began offering its customers contracts with extended payment terms. The Company has established a history of successfully collecting on these contracts under the original payment terms without making concessions. Based on past and current collection history, all sales installment contracts are being recognized in revenue following the "system sales" policy noted above.

Maintenance revenue: Maintenance revenue is recognized ratably over the contract period.

Service revenue: Service revenue is recognized after the services are performed and collection of the resulting receivable is reasonably assured.

Participation revenue: In 2009, the Company began offering new customers a participation-based contract. Revenues are determined and billed monthly based on a percentage of the amount of money processed through its system. The Company has not established collectability on these types of contracts; therefore, revenue is being recognized as collected. There are no participation revenues recognized for the three months ended March 31, 2009.

Inventory

Inventory comprised of finished good and work in process is stated at the lower of cost or market. The first-in, first-out cost method is used to value inventory. Inventory is reviewed annually for the lower of cost or market and obsolescence. Any material cost found to be above market value or considered obsolete is written down accordingly.

Deferred System Sales Costs

Deferred system sales costs consist of installed system costs incurred on participation-based contracts. These costs will be recognized on a straight-line basis over the term of the contract which is generally 60 months beginning when revenues are generated. At the end of the contract period, the customer will receive title to the system. There has been no amortization of deferred system sales costs for the three months ended March 31, 2009 as the system installation was completed late in March 2009 and no revenues have been generated.

Accounts Receivable

Accounts Receivables include regular customer receivables and amounts from financed contracts coming due within 12 months. Amounts from these contracts coming due beyond 12 months are recorded as "Accounts receivable, financed contracts, long term".

Major Customers

The following summarizes significant customer information for the three months ended March 31,2009 and 2008:

2009	% of sales
Customer A	69%
2008	% of sales
Customer B	44%
Customer C	40%

3. Inventories

Company inventories consisted of the following at:

	March 31, 2009	December 31, 2008
Work in Process	$ - 0 -	$8,850
Finished Goods	226,312	239,748
Totals	$226,312	$248,598

4. Note Receivable

In March 2009, the Company loaned $250,000 to one of its customers. The loan pays a one time 40% premium and is due September 2009.

5. Stockholders' Equity

In January 2009, the Company repurchased 625 shares of its stock for a total purchase cost of $942. The Company is holding the shares in treasury as of March 31, 2009 and plans to potentially use the shares in its employee bonus program.

Stock options
In October 2001, the Company implemented an Employee Stock Incentive Plan. This plan provides for the issuance of options to employees to purchase shares of the Company's common stock at an exercise price at least equal to the fair value of the stock at the grant date. These options are exercisable for a period of seven years from the date of grant. Table Trac has reserved 1,000,000 shares of its common stock for potential issuance under this plan. As of March 31, 2009, 370,000 stock options were available for grants.

Statement of Financial Accounting Standard No. 123(R)"share-based payment" (SFAS 123(R)) requires companies to estimate fair value of share-based awards on the date of grant using an option-pricing model. Table Trac uses the Black-Scholes-Merton option-pricing model as a method for determining the estimated fair market value for employee stock awards. Compensation expense for employee stock awards is recognized on a straight-line basis over the vesting period of the award. The Company recorded $0 of related compensation expense for the three months ended March 31, 2009 and 2008.

There were 337,500 options outstanding and exercisable at March 31, 2009 and December 31, 2008 with an exercise price of $0.125, which expire October 10, 2010. The options had an aggregate intrinsic value of $666,562 at March 31, 2009 which is equal to the difference in the closing stock price on that date and the exercise price, multiplied by the number of in-the-money options that would have been received had all options been exercised on March 31, 2009.

6. Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, Accounting for Income Taxes and FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No.10., which provides for an asset and liability approach to accounting for income taxes. Deferred tax assets and liabilities represent the future tax consequences of the differences between the financial statement carrying amounts of assets and liabilities versus the tax basis of assets and liabilities. Under this method, deferred tax assets are recognized for deductible temporary differences, and operating loss and tax credit carryforwards. Deferred liabilities are recognized for taxable temporary differences. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The impact of the tax rate changes on deferred tax assets and liabilities is recognized in the year that the change is enacted.

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Based on our evaluation, we have concluded that there are no significant unrecognized tax implications. Our evaluation was performed for the tax years ended December 31, 2004 through 2008, the tax years that remain subject to examination by major tax jurisdictions as of March 31, 2009. We do not believe there will be any material changes in our unrecognized tax positions over the next twelve months.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In accordance with FIN 48, paragraph 19, Table Trac has decided to classify interest and penalties as a component of income tax expense.

7. Earnings per Share

The Company computes earnings per share in accordance with SFAS No. 128, Earnings per Share ("SFAS 128"). SFAS 128 requires companies to compute earnings per share under two different methods, basic and diluted, and present per share data for all periods in which statements of operations are presented. Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding.

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the three months ended March 31, 2009 and 2008:

	Three months ended March 31,
	2009	2008
Basic earnings per share calculation:
Net income to common stockholders	$ 360,868	$ 500,953
Weighted average number of common shares outstanding	4,162,234	4,156,234
Basic net income per share	$ 0.087	$ 0.121

Diluted earnings per share calculation:
Net income to common stockholders	$ 360,868	$ 500,953
Weighted average number of common shares outstanding	4,162,234	4,156,234
Common stock equivalents:
Stock options and restricted stock units	317,411	326,250
Weighted average number of common shares outstanding	4,479,645	4,482,484
Diluted net income per share	$ 0.081	$ 0.112

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

OVERVIEW

Table Trac is a Nevada corporation, formed on June 27, 1995, with principal offices in Minnetonka, Minnesota. It developed and patented (U. S. patent number 5,957,776) a proprietary information and management system (Table Trac) that automates and monitors the operations of casino table games. In addition to table games management, since 2000 Table Trac has added functionality, developed related casino system modules for guest rewards and loyalty club, marketing analysis, guest service, promotion administration/management, vault/cage management and audit/accounting. These modules all use Table Trac's simple to learn browser based interface.

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

We are able to offer our customers systems of comparable functionality to its larger competitors at a significantly lower price point by utilizing innovative technology and programming resources. We have over twelve years of on-table experience, eight plus years of customer reward and loyalty programs and tens of millions of continuous gaming machine operation monitoring hours. Table Trac is favorably positioned to compete for a broader cross section of casinos seeking to reduce their systems cost while improving the reliability and accountability of their operations.

Critical Accounting Policies:

The Company's discussion and analysis of financial condition and results of operations is based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates these estimates, including those related to revenue recognition, bad debts, inventory valuation, intangible assets, and income taxes. The Company bases these estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies, estimates and judgements that the Company believes have the most effect on its reported financial position and results of operations are as listed below. This section should also be read with the Note 1 in our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

In 2005, the Company began offering its customers contracts with extended payment terms. The Company has established a history of successfully collecting on these contracts under the original payment terms without making concessions. Based on past and current collection history, all sales installment contracts are being recognized in revenue following the "system sales" policy noted above.

Maintenance revenue: Maintenance revenue is recognized ratably over the contract period.

Service revenue: Service revenue is recognized after the services are performed and collection of the resulting receivable is reasonably assured.

Participation revenue: In 2009, the Company began offering new customers a participation-based contract. Revenues are determined and billed monthly based on a percentage of the amount of money processed through its system. The Company has not established collectability on these types of contracts; therefore, revenue is being recognized as collected. There are no participation revenues recognized for the three months ended March 31, 2009.

Inventory

Inventory comprised of finished good and work in process is stated at the lower of cost or market. The first-in, first-out cost method is used to value inventory. Inventory is reviewed annually for the lower of cost or market and obsolescence. Any material cost found to be above market value or considered obsolete is written down accordingly.

Deferred System Sales Costs

Deferred system sales costs consist of installed system costs incurred on participation-based contracts. These costs will be recognized on a straight-line basis over the term of the contract which is generally 60 months beginning when revenues are generated. At the end of the contract period, the customer will receive title to the system. There has been no amortization of deferred system sales costs for the three months ended March 31, 2009 as the system installation was completed late in March 2009 and no revenues have been generated.

Accounts Receivable

Accounts Receivables include regular customer receivables and amounts from financed contracts coming due within 12 months. Amounts from these contracts coming due beyond 12 months are recorded as "Accounts receivable, financed contracts, long term".

Results of Operations:

Net sales decreased in the quarter ending March 31, 2009 from the record high quarter in 2008 of $1,501,689 to $1,144,846. The quarter decrease was primarily due to recognizing one system installation and one system expansion in 2009 compared with 2 large and 2 small system installations in the same period in 2008. Additionally, the Company installed a revenue participation system which will begin providing monthly revenues in April 2009 and for the next 5 years. The Company also experienced a 40% increase in license and maintenance revenue this year compared to the year ago quarter.

Cost of sales for the quarters ended March 31, 2009 and 2008 decreased to $135,597 from $357,626 in line with decreased installations completed in the quarter. The gross margin in 2009 is higher than in 2008, the primary reason is the Company's cost component in an existing casino expansion is lower than that of an initial installation, and the systems completed in this quarter were one of each type.

Selling, general and administrative expenses, which includes research and development costs, increased to $431,947 from $340,046 for the quarters ended March 31, 2009 and 2008, respectively. Two significant R & D projects and an increase in the numbers of employees are responsible for the increase.

Interest income decreased as collections were complete for a number of short term financed systems that were uncollected and earning interest during the same three month period in 2008.

Provision for income taxes for the first quarter of 2009 of $229,000 was calculated at a 39% effective rate. Provision for income taxes for the first quarter of 2008 of $321,000 was calculated at a 39% effective rate.

Net income before taxes was $591,352 for the quarter ended March 31, 2009, down from the record setting $821,953 for the quarter ended March 31, 2008. Net income was $360,868 for the quarter ended March 31, 2009 down from $500,953 for the quarter ended March 31, 2008. The decrease in net income of 28% is the net result of the selling, general and administrative expenses, which includes research and development costs, that increased along with a decrease in net sales. The basic earnings per share were $0.087 compares to $0.121 for the quarters ended March 31, 2009 and 2008, respectively.

Liquidity and Capital Resources:

Cash at March 31, 2009 decreased to $1,006,468 from $1,212,953 at December 31, 2008 primarily due to the company making a loan in the amount of $250,000 to one of its casino customers to assist them in opening a new casino. The reciepient of the loan also has a 5 year revenue participation agreement in place with the Company. Net cash provided by operations was $ 44,457 for the quarter compared to $77,513 of cash provided by operations for the first quarter last year.

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

The Board of Directors felt liquidity and capital resources were strong enough and the Company's sales pipeline and profit margins adequate to lend $250,000 of its cash reserves to a casino customer under terms more favorable to the Company than holding the cash in savings.

Off Balance Sheet Arrangements: None.

Repurchase of shares

In January 2009, the Company repurchased 625 shares of its stock for a total purchase cost of $942. The Company is holding the shares in treasury as of March 31, 2009 and plans to use the shares in its employee bonus program. The Company plans to continue to make purchases as liquidity and share price allow.

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

ITEM 4T. CONTROLS AND PROCEDURES

Material Weaknesses Previously Disclosed

As discussed in Item 9A of our 2008 Annual Report on Form 10-K, as of December 31, 2008, we identified certain material weaknesses relating to our accounting policies and procedures, board of director financial oversight, lack of segregation of duties, financial close and reporting and internal financial expertise.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer/Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered in this report. In light of the material weaknesses previously disclosed, which have not been remediated as of the end of the period covered by this Quarterly Report, our Chief Executive Officer/Chief Accounting Officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms and did not ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act was accumulated and communicated to our management, including our Chief Executive Officer/Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

As a result of this conclusion, the financial statements for the period covered by this report were prepared with particular attention to the material weaknesses previously disclosed. Notwithstanding the material weaknesses in internal controls continue to exist as of March 31, 2009, our Chief Executive/Financial Officer has concluded that the financial statements included in this Form 10-Q present fairly, the financial position, results of operations and cash flows of the Company as required for interim financial statements.

Changes in Internal Control Over Financial Reporting

Based on the Company's size and the management oversite in place, the downward pressure on the costs for the company and its shareholders remediate the disclosure controls and procedures as they have been identified, the company continued to operate without changes to its controls and procedures for the period covered by this report while continuing to seek the expertise it needs to remediate the materal weaknesses.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS : None

ITEM 5. OTHER INFORMATION : None

ITEM 6. EXHIBITS

Exhibit 1.1 Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section13a - 14 and 15d - 14 of the Exchange Act.

Exhibit 1.2 Certification Pursuant to 18USC Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE PAGE

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Table Trac, Inc.
Date May 15, 2009
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

Date: May 15, 2009
By: /s/ Chad Hoehne
Name: Chad Hoehne
Title: Chief Executive Officer and Principal Financial Officer

Exhibit 1.2

CERTIFICATION PURSUANT TO SECURITIES EXCHANGE ACT OF 1934
RULE 13a-14(b) OR 15d-14(b) AND
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Table Trac, Inc. (the "Company") on Form 10-Q for quarter ended March 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Quarterly Report"), I, Chad Hoehne, Chief Executive Officer and principal financial officer of the Company, certify for the purpose of complying with Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Section 1350 of Chapter 63 of Title 18 of the United States Code, that:
1. the Quarterly Report fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act; and
2. the information contained in the Quarterly Report fairly presents, in all material respect, the financial condition and results of operations of the Company.

Dated: May 15, 2009
By: /s/ Chad Hoehne
Chief Executive Officer and Principal Financial Officer