Form 10-Q
period 2009-06-30
TABLE TRAC INC
filed 2009-08-19
CIK 1090396

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009 or

☐   Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number:   000-28383

Table Trac, Inc.
(Exact Name of Registrant as Specified in its Charter)

Nevada	88-0336568
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

15612 Highway 7, Suite 331, Minnetonka, Minnesota 55345
(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: (952) 548-8877

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of August 14, 2009, the registrant had outstanding 4,162,234 shares of common stock, $.001 par value per share.

Table Trac, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TABLE TRAC, INC.

CONTENTS

Page

CONDENSED FINANCIAL STATEMENTS

Condensed Balance Sheets	3

Condensed Statements of Income	4

Condensed Statements of Cash Flows	5

Notes to Condensed Financial Statements	6

TABLE TRAC, INC.
CONDENSED BALANCE SHEETS (Unaudited)

	June 30, 2009	December 31, 2008

ASSETS

CURRENT ASSETS
Cash	$1,113,625	$1,212,953
Accounts receivable, net	1,930,485	2,006,475
Note receivable – short-term	250,000	-
Interest receivable	58,919	-
Inventory	182,401	248,598
Prepaid expenses and other	37,241	8,143
Income taxes receivable	160,000	45,000
TOTAL CURRENT ASSETS	3,732,671	3,521,169

Property and equipment, net of accumulated depreciation	22,831	27,865

Deferred system sales cost, net	72,939	-

Patent, net of accumulated amortization	10,508	11,191

Long-term accounts receivable – financed contracts	-	68,045

TOTAL ASSETS	$3,838,949	$3,628,270

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$166,059	$225,557
Accrued payroll and related withholding liabilities	18,190	39,624
Deferred revenue	-	389,297
Deferred tax liability	801,000	619,000
TOTAL CURRENT LIABILITIES	985,249	1,273,478

LONG-TERM LIABILITIES
Deferred tax liability	27,000	-

TOTAL LIABILITIES	1,012,249	1,273,478

STOCKHOLDERS' EQUITY
Common stock, 0.001 par value; 5,000,000 shares authorized: 4,162,234 shares issued and outstanding at June 30, 2009 and December 31, 2008	4,162	4,162
Additional paid-in capital	1,404,619	1,398,254
Retained earnings	1,419,341	998,123
Treasury stock (1,000 shares and 32,200 shares at June 30, 2009 and December 31, 2008, respectively), at cost	(1,422)	(45,747)

TOTAL STOCKHOLDERS’ EQUITY	2,826,700	2,354,792

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,838,949	$3,628,270

See notes to condensed financial statements.

TABLE TRAC, INC.
CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three months ended		Six months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Revenues	$1,045,449	$456,422	$2,190,295	$1,958,111

Cost of sales	378,882	86,430	514,479	444,056

Gross profit	666,567	369,992	1,675,816	1,514,055

Operating Expenses:
Selling, General and Administrative	646,853	347,429	1,078,800	687,475

Income from operations	19,714	22,563	597,016	826,580

Interest income	71,702	13,963	85,752	31,900

Net income before taxes	91,416	36,526	682,768	858,480

Income tax expense	31,066	11,000	261,550	332,000

Net income	$60,350	$25,526	$421,218	$526,480

Basic earnings per common share	$0.01	$0.01	$0.10	$0.13

Weighted-average basic shares outstanding	4,162,234	4,158,805	4,162,234	4,157,520

Diluted earnings per common share	$0.01	$0.01	$0.09	$0.12

Weighted-average diluted shares outstanding	4,477,530	4,484,422	4,478,587	4,483,136

Cash dividends paid per common share	$0.00	$0.05	$0.00	$0.05

See notes to condensed financial statements.

TABLE TRAC, INC.
CONDENSED STATEMENTS OF CASH FLOW (Unaudited)

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008

OPERATING ACTIVITIES
Net Income	$421,218	$526,480
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,717	2,847
Deferred income taxes	209,000	332,000
Allowance for accounts receivable doubtful accounts	138,500	-
Non-cash stock compensation expense	51,632	15,750
Changes in operating assets and liabilities
Accounts receivable	5,535	(572,573)
Interest receivable	(58,919)	-
Inventory	66,197	(99,898)
Prepaid expenses and other assets	(29,098)	(10,100)
Income taxes receivable	(115,000)	-
Deferred system sales costs	(72,939)	-
Accounts payable	(59,498)	(26,610)
Accrued payroll and related withholding liabilities	(21,434)	(35,001)
Deferred revenue	(389,297)	235,971
Net cash provided by operating activities	151,614	368,866

INVESTING ACTIVITIES
Purchase of equipment	-	(12,999)
Issuance of note receivable	(250,000)	-
Net cash used in investing activities	(250,000)	(12,999)

FINANCING ACTIVITIES
Cash dividend paid	-	(207,812)
Repurchase of Company stock	(942)	-
Net cash used in financing activities	(942)	(207,812)

NET INCREASE (DECREASE) IN CASH	(99,328)	148,055

CASH
Beginning of period	1,212,953	610,155
End of period	$1,113,625	$758,210

See notes to condensed financial statements.

TABLE TRAC, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.         Nature of Business and Summary of Significant Accounting Policies –

Basis of Presentation

The accompanying unaudited condensed financial statements of Table Trac have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of June 30, 2009 and the statements of income and cash flows for the three and six months ended June 30, 2009 and 2008 are unaudited but include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Table Trac Annual Report on Form 10-K, for the year ended December 31, 2008.

Nature of Business

Table Trac is a Nevada corporation, formed on June 27, 1995, with principal offices in Minnetonka, Minnesota. It developed and patented (U. S. patent number 5,957,776) a proprietary information and management system (Table Trac) that automates and monitors the operations of casino table games. In addition to table games management, since 2000, Table Trac has added functionality, developed related casino system modules for guest rewards and loyalty club, marketing analysis, guest service, promotion administration/management, vault/cage management and audit/accounting. These modules all use Table Trac's simple to learn browser based interface.

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

Revenue Recognition

The Company derives revenues from the sales of systems, licenses and maintenance fees, services and participation-based agreements.

System Sales

Revenue from systems that have been demonstrated to meet customer specifications during installation is recognized when evidence of an arrangement exists, the product has been installed, title and risk of loss have transferred to the customer and collection of the resulting receivable is reasonably assured.

System sales, which are accounted for as multiple-element arrangements, include multiple products and/or services.  For multiple-element arrangements, the Company allocates the revenue to each element based on their stand-alone fair value (or in the absence of fair value, the residual method) and recognizes the associated revenue when all revenue recognition criteria have been met for each element.

In 2005, the Company began offering its customers contracts with extended payment terms. The Company has established a history of successfully collecting on these contracts under the original payment terms without making concessions. Based on past and current collection history, all sales installment contracts are being recognized in revenue following the "system sales" policy noted above.

Maintenance revenue

Maintenance revenue is recognized ratably over the contract period.

Service revenue

Service revenue is recognized after the services are performed and collection of the resulting receivable is reasonably assured.

Participation revenue

In 2009, the Company began offering new customers a participation-based contract. Revenues are determined and billed monthly based on a percentage of the amount of money processed through the customer’s casino gaming system utilizing the Table Trac software. We began to recognize participation revenues during the three months ended June 30, 2009.

Inventory

Inventory, comprised of finished goods and work-in-process is stated at the lower of cost or market. The first-in, first-out cost method is used to value inventory. Inventory is reviewed annually for the lower of cost or market and obsolescence. Any material cost found to be above market value or considered obsolete is written down accordingly.

Deferred System Sales Costs

Deferred system sales costs consist of installed system costs incurred on participation-based contracts. These costs are recognized on a straight-line basis over the term of the contract which is generally 60 months beginning when revenues are generated. At the end of the contract period, the customer will receive title to the system. Amortization of deferred system sales costs for the three and six months ended June 30, 2009 was $3,840 and $0, respectively, as the system installation was completed late in March 2009 and revenues commenced during April 2009.

Accounts Receivable / Allowance for Doubtful Accounts

Accounts receivable includes regular customer receivables and amounts from financed contracts coming due within 12 months. Amounts from these contracts coming due beyond 12 months are recorded as "Accounts receivable, financed contracts, long term".  An allowance for doubtful accounts is recorded when the Company believes the amounts will not be collected.

A rollforward of the Company’s allowance for doubtful accounts for the six months ended June 30, 2009 and 2008 is as follows:

	Six Months Ended June 30,
	2009	2008

Accounts receivable allowance, beginning of period	$-	$-
Provision adjustment during period	138,500	-
Write-off of bad debt	-	-
Accounts receivable allowance, end of period	$138,500	$-

Major Customers

The following table summarizes significant customer information for the six months ended June 30, 2009 and 2008:

	For the six months ended June 30, 2009		For the six months ended June 30, 2008
	% of Sales	% of A/R	% of Sales	% of A/R
Customer A	24.1%	24.2%	0.0%	0.0%
Customer B	38.3%	3.9%	0.0%	0.0%
Customer C	2.8%	0.9%	38.3%	30.2%
Customer D	1.6%	9.4%	24.7%	20.9%

Recent Accounting Pronouncements

During May 2009, the FASB issued Statement of Financial Standards No. 165 (“SFAS 165”), Subsequent Events. SFAS 165 requires all public entities to evaluate subsequent events through the date that the financial statements are available to be issued and disclose in the notes the date through which the Company has evaluated subsequent events and whether the financial statements were issued or were available to be issued on the disclosed date.  SFAS No. 165 defines two types of subsequent events, as follows:  the first type consists of events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet and the second type consists of events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date.  SFAS 165 is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively.  Upon adoption, this standard did not have a material effect on the financial statements.  Subsequent events have been evaluated through the filing date of this Quarterly Report on Form 10-Q.

In June 2009, the FASB issued SFAS No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles.  This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative.  The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants.  All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative.  This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. We will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2009.  As the Codification was not intended to change or alter existing GAAP, it will not have any impact on our consolidated financial statements.

2.         Inventory –

Company inventories consisted of the following at:

	June 30, 2009	December 31, 2008
Raw Materials	$-	$-
Work-in-Process	-	8,850
Finished Goods	182,401	239,748
Total	$182,401	$248,598

3.         Note Receivable –

In March 2009, the Company loaned $250,000 to one of its customers. The loan bears interest at an annual rate of 80% and is due September 30, 2009.  As of June 30, 2009, the Company has accrued interest receivable of $58,919.

4.         Shareholders’ Equity –

In January 2009, the Company repurchased 625 shares of its stock for a total purchase cost of $942. As of March 31, 2009, the Company held 32,825 shares of its common stock in treasury valued at a total cost of $46,689.  On April 14, 2009, the Company issued 31,825 shares of its repurchased stock to its employees through its employee bonus program.  The issuance of the 31,825 shares of treasury stock was valued at the trading value of the Company’s common stock at the date of issuance of $1.60 per share or $50,920 in total and transaction costs of $712.  The total cost of $51,632 was recognized as stock compensation expense in the Company’s statement of income.  The difference between the initial cost of purchase of the treasury stock and the trading value of the reissued treasury stock of $6,365 was recorded as a credit to additional paid-in-capital stock in the Company’s balance sheet.  As of June 30, 2009, the Company holds 1,000 common stock shares in treasury at a total cost of $1,422 for future employee issuances under the bonus program.

Stock options

In October 2001, the Company implemented an Employee Stock Incentive Plan. This plan provides for the issuance of options to employees to purchase shares of the Company's common stock at an exercise price at least equal to the fair value of the stock at the grant date. These options are exercisable for a period of seven years from the date of grant. Table Trac has reserved 1,000,000 shares of its common stock for potential issuance under this plan. As of June 30, 2009, 370,000 stock options were available for grants.

Statement of Financial Accounting Standard No. 123(R)"Share-Based Payment" (SFAS 123(R)) requires companies to estimate fair value of share-based awards on the date of grant using an option-pricing model. Table Trac uses the Black-Scholes-Merton option-pricing model as a method for determining the estimated fair market value for employee stock awards. Compensation expense for employee stock awards is recognized on a straight-line basis over the vesting period of the award. The Company recorded $0 of related compensation expense for the three and six months ended June 30, 2009 and 2008, respectively.

There were 337,500 options outstanding and exercisable at June 30, 2009 and December 31, 2008 with an exercise price of $0.125, which expire October 10, 2010. The options had an aggregate intrinsic value of $641,250 at June 30, 2009 which is equal to the difference in the closing stock price on that date and the exercise price, multiplied by the number of in-the-money options that would have been received had all options been exercised on June 30, 2009.

5.	Income Tax –

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

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Based on our evaluation, we have concluded that there are no significant unrecognized tax implications. Our evaluation was performed for the tax years ended December 31, 2004 through 2008, the tax years that remain subject to examination by major tax jurisdictions as of June 30, 2009. We do not believe there will be any material changes in our unrecognized tax positions over the next twelve months.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In accordance with FIN 48, paragraph 19, we decided to classify interest and penalties as a component of income tax expense.

6.         Earnings Per Share –

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

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Basic earnings per share calculation:
Net income to common stockholders	$60,350	$25,526	$421,218	$526,480
Weighted average number of common shares outstanding	4,162,234	4,158,805	4,162,234	4,157,520
Basic net income per share	$0.01	$0.01	$0.10	$0.13

Diluted earnings per share calculation:
Net income	$60,350	$25,526	$41,218	$526,480
Weighted average number of common shares outstanding	4,162,234	4,158,805	4,162,234	4,157,520

Common stock equivalents:
Stock options	315,296	325,617	316,353	325,616
Weighted average diluted shares outstanding	4,477,530	4,484,422	4,478,587	4,483,136
Diluted net income per share	$0.01	$0.01	$0.09	$0.12

7.         Subsequent Event –

The Company did not have any subsequent events through August 19, 2009, which is the date the financial statements were available to be issued, requiring recording or disclosure in the financial statements for the three and six months ended June 30, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below should be read in conjunction with our audited  financial statements, and notes thereto, contained in our Form 10-K filed with the SEC on March 20, 2009 relating to our year ended December 31, 2008.

Forward-Looking Statements

Some of the statements made in this section of our report are forward-looking statements. These forward-looking statements generally relate to and are based upon our current plans, expectations, assumptions and projections about future events.  Our management currently believes that the various plans, expectations, and assumptions reflected in or suggested by these forward-looking statements are reasonable.  Nevertheless, all forward-looking statements involve risks and uncertainties and our actual actions or future results may be materially different from the plans, objectives or expectations, or our assumptions and projections underlying our present plans, objectives and expectations, which are expressed in this report.

In light of the foregoing, prospective investors are cautioned that the forward-looking statements included in this filing may ultimately prove to be inaccurate—even materially inaccurate.  Because of the significant uncertainties inherent in such forward-looking statements, the inclusion of such information should not be regarded as a representation or warranty by Table Trac, Inc. or any other person that our objectives, plans, expectations or projections that are contained in this filing will be achieved in any specified time frame, if ever.

General Overview

Table Trac is a Nevada corporation, formed on June 27, 1995, with principal offices in Minnetonka, Minnesota. It developed and patented (U. S. patent number 5,957,776) a proprietary information and management system (Table Trac) that automates and monitors the operations of casino table games. In addition to table games management, since 2000, Table Trac has added functionality, developed related casino system modules for guest rewards and loyalty club, marketing analysis, guest service, promotion administration/management, vault/cage management and audit/accounting. These modules all use Table Trac's simple to learn browser based interface.

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

We are able to offer our customers systems of comparable functionality to our larger competitors at a significantly lower price point by utilizing innovative technology and programming resources. We have over twelve years of on-table experience, more than eight years of customer reward and loyalty programs and tens of millions of continuous gaming machine operation monitoring hours. We are favorably positioned to compete for a broader cross section of casinos seeking to reduce their systems cost while improving the reliability and accountability of their operations.

Discussion of Critical Accounting Policies

The Company's discussion and analysis of financial condition and results of operations is based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates these estimates, including those related to revenue recognition, bad debts, inventory valuation, intangible assets, and income taxes. The Company bases these estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies, estimates and judgments that the Company believes have the most effect on its reported financial position and results of operations are as listed below. This section should also be read in conjunction with Note 1 in our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008.

Revenue Recognition

The Company derives revenues from the sales of systems, licenses and maintenance fees, services and participation-based agreements.

System Sales

Revenue from systems that have been demonstrated to meet customer specifications during installation is recognized when evidence of an arrangement exists, the product has been installed, title and risk of loss have transferred to the customer and collection of the resulting receivable is reasonably assured.

System sales, which are accounted for as multiple-element arrangements, include multiple products and/or services.  For multiple-element arrangements, the Company allocates the revenue to each element based on their stand-alone fair value (or in the absence of fair value, the residual method) and recognizes the associated revenue when all revenue recognition criteria have been met for each element.

In 2005, the Company began offering its customers contracts with extended payment terms. The Company has established a history of successfully collecting on these contracts under the original payment terms without making concessions. Based on past and current collection history, all sales installment contracts are being recognized in revenue following the "system sales" policy noted above.

Maintenance Revenue

Maintenance revenue is recognized ratably over the contract period.

Service Revenue

Service revenue is recognized after the services are performed and collection of the resulting receivable is reasonably assured.

Participation Revenue

In 2009, the Company began offering new customers a participation-based contract. Revenues are determined and billed monthly based on a percentage of the amount of money processed through its system. We began to recognize participation revenues during the three months ended June 30, 2009.

Inventory

Inventory comprised of finished goods and work in process is stated at the lower of cost or market. The first-in, first-out cost method is used to value inventory. Inventory is reviewed annually for the lower of cost or market and obsolescence. Any material cost found to be above market value or considered obsolete is written down accordingly.

Deferred System Sales Costs

Deferred system sales costs consist of installed system costs incurred on participation-based contracts. These costs will be recognized on a straight-line basis over the term of the contract which is generally 60 months beginning when revenues are generated. At the end of the contract period, the customer will receive title to the system.  Amortization of deferred system sales costs for the three and six months ended June 30, 2009 was $3,840 and $3,840, respectively.

Accounts Receivable

Accounts receivable includes regular customer receivables and amounts from financed contracts coming due within 12 months. Amounts from these contracts coming due beyond 12 months are recorded as "Accounts receivable, financed contracts, long-term".  Our accounts receivable also includes an allowance for doubtful accounts recorded during the three months ended June 30, 2009.

Results of Operations - Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

During the three months ended June 30, 2009, income from operations was $19,714 compared to $22,563 for the three months ended June 30, 2008. The major components of each of revenues, cost of sales and selling, general and administrative expenses are discussed below.

Revenues

Revenues totaled $1,045,449 for the three months ended June 30, 2009 compared to $456,422 for the three months ended June 30, 2008.  The following table summarizes our revenues for the three months ended June 30, 2009 and 2008, respectively:

	Three Months Ended June 30,		Three Months Ended June 30,
	2009	2008	2009	2008
			(percentage of revenues)
System sales	$683,978	$276,486	65.4%	60.6%
License and maintenance fees	307,368	171,062	29.4%	37.5%
Other sales	54,103	8,874	5.2%	1.9%
Total	$1,045,449	$456,422	100%	100%

During the three months ended June 30, 2009, we generated $683,978 in system sales compared to $276,486 for the three months ended June 30, 2008.  This increase resulted from a new system installation completed during the three months ended June 30, 2009 that was significantly larger than the system sale a year ago.  Similarly, revenues from license and maintenance fees increased from $171,062 for the three months ended June 30, 2008 to $307,368 for the three months ended June 30, 2009 due to more systems in service and one-time ticket license fees of $61,000.  Lastly, other sales, which include sales of printers, kiosk software, mailing services, and consulting services generated $54,103 in revenues during the three months ended June 30, 2009 compared to $8,874 for the three months ended June 30, 2008.

Cost of Sales

Cost of sales for the three months ended June 30, 2009 increased to $378,882 from $86,430 for the three months ended June 30, 2008.  This is consistent with a larger installation completed in the current period compared to the same period in the prior year. The Company's gross profit was 64% and 81% for the three months ended June 30, 2009 and 2008, respectively. This decrease is primarily due to a larger percentage of the Company’s sales for the three months ended June 30, 2009 being a lower margin system installation compared to a year ago.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2009 were $646,853 compared to $347,429 for the three months ended June 30, 2008.  Our most significant changes in operating expenses from the two three-month interim periods related to salaries and benefits, sales and marketing, research and development, professional fees, stock compensation and bad debt expenses. A discussion of the various components of our operating expenses for the three months ended June 30, 2009 appears below.

Salaries and Benefits. Payroll and related costs were $342,986 compared to $200,609 for the three months ended June 30, 2009 and 2008, respectively. Increased salaries and benefits expense resulted primarily from the addition of sales and marketing employees. We expect that, with anticipated growth in our service offerings as well as an increase in the number of customers, these salaries and benefits will continue to increase.

Sales and Marketing. Our expenses related to sales and marketing efforts increased significantly from $11,786 for the three months ended June 30, 2008 to $40,577 for the three months ended June 30, 2009 due to increased marketing efforts related to the sale of our systems.

Research and Development.  Our research and development costs for the three months ended June 30, 2009 decreased to $20,849 compared to $37,062 for the same period in 2008.

Professional Fees. Professional fees for accounting services, legal services and product support aggregated to $18,800 for the three months ended June 30, 2009 versus $42,029 for the three months ended June 30, 2008. The reduction in professional fees related to a decrease in professional fees for accounting services.  We expect professional fees to increase throughout the remainder of 2009 as we concentrate on our Sarbanes-Oxley compliance efforts.

Stock Compensation.  Expense related to stock compensation for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 was $51,632 and $0 respectively.  The increase in stock compensation expense was due to the issuance of Company shares through the employee bonus program.

Bad Debt.  Bad debt expense for the three months ended June 30, 2009 was $138,500 compared to $0 for the three months ended June 30, 2008.  This increase is due to the continuing economic slowdown and the resulting negative impacts to the gaming industry, which is the only industry served by the Company’s products and services.

Interest Income

Interest income for the three months ended June 30, 2009 was $71,702 compared to $13,963 for the three months ended June 30, 2008.  This increase is due somewhat to a higher and more consistent cash balance, but primarily is related to the $58,919 of interest income accrued on our $250,000 note receivable.

Tax Provision

The provision for income taxes for the second quarter of 2009 of $31,066 which was calculated at a 34% effective rate compared to the second quarter of 2008 tax provision of $11,000 which was calculated at a 30% effective rate.

Net Income

Net income before taxes was $91,416 for the three months ended June 30, 2009, compared to $36,526 for the three months ended June 30, 2008. Net income was $60,350 for the three months ended June 30, 2009 up from $25,526 for the three months ended June 30, 2008. The increase in is due to an increase in system installation revenue.  This increase in revenue was partially offset due to the recording of an allowance for doubtful accounts of $138,500 and a stock bonus expense of $51,632, which directly reduced the net income for the period.  The basic earnings per share were $0.01 compared to $0.006 for the three months ended June 30, 2009 and 2008, respectively.

Results of Operations - Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

During the six months ended June 30, 2009, income from operations was $597,016 compared to $826,580 for the six months ended June 30, 2008. The major components of each of revenues, cost of sales and selling, general and administrative expenses are discussed below.

Revenues

Revenues totaled $2,190,295 for the six months ended June 30, 2009 compared to $1,958,111 for the six months ended June 30, 2008.  The following table summarizes our revenues for the six months ended June 30, 2009 and 2008, respectively:

	Six Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
			(percentage of revenues)
System sales	$1,600,665	$1,619,788	73.1%	82.7%
License and maintenance fees	521,398	323,847	23.8%	16.5%
Other sales	68,232	14,476	3.1%	0.8%
Total	$2,190,295	$1,958,111	100%	100%

During the six months ended June 30, 2009, we generated $1,600,665 in system sales compared to $1,619,788 for the six months ended June 30, 2008.  The consistency in our system sales between the interim periods is due to completion of similar-sized systems in both years.  Similarly, revenues from license fees increased from $323,847 for the six months ended June 30, 2008 to $521,398 for the six months ended June 30, 2009 due to more systems in service and one-time ticket license fees of $61,000.  Lastly, other sales, which include sales of printers, kiosk software, mailing services, and consulting services generated $68,232 in revenues during the six months ended June 30, 2009 compared to $14,476 for the six months ended June 30, 2008.  Again, this is primarily due to more systems in operation in 2009 over the same period in 2008.

Cost of Sales

Cost of sales for the six months ended June 30, 2009 increased to $514,479 from $444,056 for the six months ended June 30, 2008.  The Company's gross profit remained consistent at 77% for both the six months ended June 30, 2009 and 2008, respectively.  This slight increase in gross profit is primarily due to increased license and maintenance revenue which has a higher margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2009 were $1,078,800 compared to $687,475 for the six months ended June 30, 2008.  Our most significant changes in operating expenses from the two interim periods related to salaries and benefits, sales and marketing, professional fees, stock compensation and bad debt. A discussion of the various components of our operating expenses for the six months ended June 30, 2009 appears below.

Salaries and Benefits. Payroll and related costs were $625,091 compared to $433,539 for the six months ended June 30, 2009 and 2008, respectively. Increased salaries and benefits expense resulted primarily from the addition of employees. We expect that, with anticipated growth in our service offerings as well as increases in the number of customers, these salaries and benefits will continue to increase.

Sales and Marketing. Our expenses related to sales and marketing efforts increased significantly from $28,723 for the six months ended June 30, 2008 to $60,950 for the six months ended June 30, 2009 due to marketing efforts related to the sale of our systems.

Professional Fees. Professional fees for accounting services, legal services and product support aggregated to $67,358 for the six months ended June 30, 2009 versus $88,840 for the six months ended June 30, 2008. The reduction in professional fees related to a decrease in professional fees for accounting services.  We expect professional fees to increase throughout the remainder of 2009 as we concentrate on our Sarbanes-Oxley compliance efforts.

Stock Compensation.  Expense related to stock compensation for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 was $51,632 and $0 respectively.  The increase in stock compensation expense was due to the repurchase of our Company shares and the corresponding issuance of these shares as employee incentives.

Bad Debt.  Bad debt expense for the six months ended June 30, 2009 was $138,500 compared to $0 for the six months ended June 30, 2008.  This increase is due to the continuing economic slowdown and the resulting negative impacts to the gaming industry, which is the only industry served by the Company’s products and services.

Interest Income

Interest income for the six months ended June 30, 2009 was $85,752 compared to $31,900 for the six months ended June 30, 2008.  This increase is somewhat due to a higher and more consistent cash balance, but primarily is related to the $58,919 of interest income accrued on our $250,000 note receivable.

Income Tax Expense

Income tax expense for the six-month period ended June 30, 2009 was $261,550 compared to income tax expense of $332,000 for the six-month period ended June 30, 2008, which resulted because our income before taxes for the 2009 period was $682,768 compared to income before taxes for the 2008 period of $858,480.  The overall effective rate for 2009 was 38.3% compared to 38.7% for 2008.

Net Income

Net income before taxes was $682,768 for the six months ended June 30, 2009, compared to $858,480 for the six months ended June 30, 2008. Net income was $421,218 for the six months ended June 30, 2009 down from $526,480 for the six months ended June 30, 2008. The decrease in net income is due to increased salaries and benefits, stock compensation expense and the recording of an allowance for doubtful accounts of $138,500, which directly reduced the net income for the period.  The basic earnings per share were $0.10 compared to $0.13 for the six months ended June 30, 2009 and 2008, respectively.

Liquidity and Capital Resources

Summary cash flow data is as follows:

	Six Months Ended June 30,
	2009	2008

Cash flows provided (used) by :
Operating activities	$151,614	$368,866
Investing activities	(250,000)	(12,999)
Financing activities	(942)	(207,812)
Net increase (decrease) in cash	(99,328)	148,055
Cash, beginning of period	1,212,953	610,155
Cash, end of period	$1,113,625	$758,210

At June 30, 2009, we had cash of $1,113,625 compared to cash of $758,210 on June 30, 2008. The increase results mainly from an increase in accounts receivable collections.  Changes in cash flows provided by operating activities related primarily to deferred income taxes, stock compensation expense, and changes in operating assets and liabilities, including accounts receivable, interest receivable, inventory, income taxes receivable, deferred system sales costs, accrued payroll and related withholding liabilities and deferred revenue.  Changes in cash flows in investing activities relate to a $250,000 loan to one of our customers and changes in financing activities are due to our repurchase of Company stock.  Cash dividends of $207,812 were paid in 2008 but no dividends have been paid in 2009.

There are no known trends, events or uncertainties that are likely to have a material impact on our short or long term liquidity. The primary source of liquidity in both the short and long term will be system sales and the resulting license and maintenance fees from existing systems. We anticipate the ability to manage expenses and cash flow so monthly obligations will be satisfied by cash flow from operations. We believe the Company has adequate cash to meet its obligations and continue operations for both existing and future customers as well as ongoing sales efforts and product development.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of June 30, 2009.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer/Principal Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered in this report. In light of the material weaknesses previously disclosed, which have not been remediated as of the end of the period covered by this Quarterly Report, our Chief Executive Officer/Principal Financial Officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms and did not ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act was accumulated and communicated to our management, including our Chief Executive Officer/Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As a result of this conclusion, the financial statements for the period covered by this report were prepared with particular attention to the material weaknesses previously disclosed. Notwithstanding the material weaknesses in internal controls which continue to exist as of June 30, 2009, our Chief Executive Officer/Principal Financial Officer concluded that the financial statements included in this Form 10-Q present fairly, the financial position, results of operations and cash flows of the Company as required for interim financial statements.

Changes in Internal Control over Financial Reporting

Based on the Company's size and the management oversight in place, the downward pressure on the costs for the company and its shareholders remediate the disclosure controls and procedures as they have been identified, the company continued to operate without changes to its controls and procedures for the period covered by this report while continuing to seek the expertise it needs to remediate the material weaknesses.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ( filed herewith ).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ( filed herewith ).

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ( filed herewith ).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 19, 2009	Table Trac, Inc.
(Registrant)

	By:	/s/ Chad Hoehne
Chad Hoehne
President, Chief Executive Officer and Principal Financial Officer