Form 10-Q
period 2009-09-30
TABLE TRAC INC
filed 2009-11-16
CIK 1090396

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009 or

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

As of November 10, 2009, the registrant had outstanding 4,162,234 shares of common stock, $.001 par value per share.

Table Trac, Inc.

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TABLE TRAC, INC.

CONTENTS

Page

CONDENSED FINANCIAL STATEMENTS

Condensed Balance Sheets	3

Condensed Statements of Operations	4

Condensed Statements of Cash Flows	5

Notes to Condensed Financial Statements	6

TABLE TRAC, INC.
CONDENSED BALANCE SHEETS (Unaudited)

	September 30, 2009	December 31, 2008

ASSETS

CURRENT ASSETS
Cash	$991,295	$1,212,953
Accounts receivable, net	1,710,179	2,006,475
Inventory	166,659	248,598
Prepaid expenses and other	31,005	8,143
Income taxes receivable	155,434	45,000
TOTAL CURRENT ASSETS	3,054,572	3,521,169

Property and equipment, net of accumulated depreciation	23,309	27,865

Deferred system sales cost, net	69,099	-

Patent, net of accumulated amortization	10,167	11,191

Long-term accounts receivable – financed contracts	-	68,045

TOTAL ASSETS	$3,157,147	$3,628,270

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$67,144	$225,557
Accrued payroll and related withholding liabilities	7,762	39,624
Deferred revenue	-	389,297
Deferred tax liability	584,000	619,000
TOTAL CURRENT LIABILITIES	658,906	1,273,478

LONG-TERM LIABILITIES
Deferred tax liability	26,000	-

TOTAL LIABILITIES	684,906	1,273,478

STOCKHOLDERS' EQUITY
Common stock, 0.001 par value; 5,000,000 shares authorized: 4,162,234 shares issued and outstanding at September 30, 2009 and December 31, 2008	4,162	4,162
Additional paid-in capital	1,404,618	1,398,254
Retained earnings	1,064,883	998,123
	2,473,663	2,400,539

Treasury stock (1,000 shares and 32,200 shares at September 30, 2009 and December 31, 2008, respectively), at cost	(1,422)	(45,747)

TOTAL STOCKHOLDERS’ EQUITY	2,472,241	2,354,792

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,157,147	$3,628,270

See notes to condensed financial statements.

TABLE TRAC, INC.
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended		Nine months ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Revenues	$471,847	$1,011,991	$2,662,142	$2,970,102

Cost of sales	105,899	147,791	620,378	591,847

Gross profit	365,948	864,200	2,041,764	2,378,255

Operating Expenses:
Selling, general and administrative	627,924	466,126	1,706,724	1,153,601
Bad debt expense – note receivable and related interest receivable	351,530	-	351,530	-

Income (loss) from operations	(613,506)	398,074	(16,490)	1,224,654

Interest income	51,051	16,446	136,803	48,346

Net income (loss) before taxes	(562,455)	414,520	120,313	1,273,000

Income tax expense (benefit)	(207,997)	161,500	53,553	493,500

Net income (loss)	$(354,458)	$253,020	$66,760	$779,500

Basic earnings (loss) per common share	$(0.09)	$0.06	$0.02	$0.19

Weighted-average basic shares outstanding	4,162,234	4,162,234	4,162,234	4,159,091

Diluted earnings (loss) per common share	$(0.09)	$0.06	$0.02	$0.17

Weighted-average diluted shares outstanding	4,162,234	4,486,753	4,478,939	4,483,610

Cash dividends paid per common share	$0.00	$0.00	$0.00	$0.05

See notes to condensed financial statements.

TABLE TRAC, INC.
CONDENSED STATEMENTS OF CASH FLOW (Unaudited)

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008

OPERATING ACTIVITIES
Net income	$66,760	$779,500
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,580	5,707
Deferred income taxes	(9,000)	332,000
Allowance for doubtful accounts receivable	144,383	40,000
Allowance for uncollectible note and related interest receivable	351,530	-
Non-cash stock compensation expense	51,631	15,750
Changes in operating assets and liabilities
Accounts receivable	219,958	(506,552)
Interest receivable	(101,530)	-
Inventory	81,939	(319,566)
Prepaid expenses and other assets	(22,862)	3,900
Deferred system sales costs	(69,099)	-
Accounts payable	(158,413)	25,330
Accrued payroll and related withholding liabilities	(31,862)	(19,047)
Deferred revenue	(389,297)	315,948
Income taxes receivable / payable	(110,434)	161,500
Net cash provided by operating activities	29,284	834,470

INVESTING ACTIVITIES
Issuance of note receivable	(250,000)	-
Purchase of equipment	-	(35,066)
Net cash used in investing activities	(250,000)	(35,066)

FINANCING ACTIVITIES
Cash dividend paid	-	(207,812)
Repurchase of Company stock	(942)	-
Net cash used in financing activities	(942)	(207,812)

NET INCREASE (DECREASE) IN CASH	(221,658)	591,592

CASH
Beginning of period	1,212,953	610,155
End of period	$991,295	$1,201,747

See notes to condensed financial statements.

TABLE TRAC, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.        Nature of Business and Summary of Significant Accounting Policies –

Basis of Presentation

The accompanying unaudited condensed financial statements of Table Trac have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of September 30, 2009 and the statements of income and cash flows for the three and nine months ended September 30, 2009 and 2008 are unaudited but include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Table Trac Annual Report on Form 10-K, for the year ended December 31, 2008.

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

Inventory

Inventory, comprised of finished goods and work-in-process, is stated at the lower of cost or market. The first-in, first-out cost method is used to value inventory. Inventory is reviewed annually for the lower of cost or market and obsolescence. Any material cost found to be above market value or considered obsolete is written down accordingly.

Deferred System Sales Costs

Deferred system sales costs consist of installed system costs incurred on participation-based contracts. These costs are recognized on a straight-line basis over the term of the contract which is generally 60 months beginning when revenues are generated. At the end of the contract period, the customer will receive title to the system. Amortization of deferred system sales costs for the three and nine months ended September 30, 2009 was $3,840 and $7,680, respectively.  See footnote 7 for subsequent event.

Accounts Receivable / Allowance for Doubtful Accounts

Accounts receivable includes regular customer receivables and amounts from financed contracts coming due within 12 months. Amounts from these contracts coming due beyond 12 months are recorded as "Long-term accounts receivable - financed contracts ".  An allowance for doubtful accounts is recorded when the Company believes the amounts will not be collected.

A rollforward of the Company’s allowance for doubtful accounts for the nine months ended September 30, 2009 and 2008 is as follows:

	Nine Months Ended September 30,
	2009	2008

Accounts receivable allowance, beginning of period	$-	$-
Provision adjustment during period	144,383	40,000
Write-off of bad debt	-	-
Accounts receivable allowance, end of period	$144,383	$40,000

Major Customers

The following table summarizes significant customer information for the nine months ended September 30, 2009 and 2008:

	For the nine months ended September 30, 2009		For the nine months ended September 30, 2008
	% of Sales	% of A/R	% of Sales	% of A/R
Customer A	28.9%	7.0%	16.2%	1.0%
Customer B	23.1%	26.0%	0.0%	0.0%
Customer C	13.9%	4.0%	2.9%	1.0%
Customer D	9.8%	4.0%	24.5%	23.0%
Customer E	3.3%	9.0%	15.3%	19.0%
Customer F	9.8%	16.0%	12.4%	17.0%
Customer G	1.6%	16.0%	12.1%	16.0%

Recent Accounting Pronouncements

On June 15, 2009, the Company adopted new accounting guidance on subsequent events, including events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet and events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date.  The new guidance requires all public entities to evaluate subsequent events through the date that the financial statements are available to be issued and disclose in the notes the date through which the Company has evaluated subsequent events and whether the financial statements were issued or were available to be issued on the disclosed date.

On September 15, 2009, the Company adopted new accounting guidance on codification referencing that encourages the use of plain English to describe broad accounting topic areas in an attempt to make financial statements more useful to users and more clearly explain accounting concepts.

In October 2009, the FASB issued an update to existing guidance on revenue recognition for arrangements with multiple deliverables and deliverables that include software elements effective for fiscal years beginning on or after June 15, 2010.  This update will allow companies to allocate consideration received for qualified separate deliverables using estimated selling price for both delivered and undelivered items when vendor-specific objective evidence or third-party evidence is unavailable.  Additional disclosures discussing the nature of multiple element arrangements, the types of deliverables under the arrangements, the general timing of their delivery, and significant factors and estimates used to determine estimated selling prices are required. We will adopt this update for new revenue arrangements entered into or materially modified beginning January 1, 2011.  The Company is currently assessing the impact on our financial statements.

2.        Inventory –

Company inventories consisted of the following at:

	September 30, 2009	December 31, 2008
Raw Materials	$-	$-
Work-in-Process	-	8,850
Finished Goods	166,659	239,748
Obsolescence reserve	-	-
Total	$166,659	$248,598

3.        Note Receivable / Interest Receivable –

Notes receivable and interest receivable activity for the nine months ended September 30, 2009 is as follows:

	Note Receivable	Interest Receivable
Balance as of December 31, 2008	$-	$-
March 2009, customer loan made	250,000
Interest earned for the nine months ended September 30, 2009	-	101,530
Allowance for bad debts	(250,000)	(101,530)
Balance as of September 30, 2009	$-	$-

The loan bears interest at an annual rate of 80% and was due September 13, 2009.  Beginning September 13, 2009, a $90 per day late fee was assessed for each day the loan remained unpaid.  As of September 30, 2009, the Company had accrued interest receivable and late fees of $101,530.  The Company reserved against the note and interest receivable because of (1) a pending court action regarding the legality of electronic bingo in the county where the customer conducted business, (2) the past due status of the note receivable repayment, and (3) lack of payments towards the interest receivable.  An allowance is recorded when the Company believes collection of the receivable is doubtful.  In connection with this customer, the Company has also recorded a reserve of $45,800 for past due accounts receivable related to participation revenue earned and unreimbursed expenses.  This amount is included in the Company’s allowance for doubtful accounts receivable at September 30, 2009.

4.        Shareholders’ Equity –

In January 2009, the Company repurchased 625 shares of its stock for a total purchase cost of $942. As of March 31, 2009, the Company held 32,825 shares of its common stock in treasury valued at a total cost of $46,689.  On April 14, 2009, the Company issued 31,825 shares of its repurchased stock to its employees through its employee bonus program.  The issuance of the 31,825 shares of treasury stock was valued at the trading value of the Company’s common stock at the date of issuance of $1.60 per share or $50,920 in total.  The total cost of $51,632, which included $712 of transaction costs, was recognized as stock compensation expense in the Company’s statement of income.  The difference between the initial cost of purchase of the treasury stock and the trading value of the reissued treasury stock of $6,365 was recorded as a credit to additional paid-in-capital stock in the Company’s balance sheet.  As of September 30, 2009, the Company holds 1,000 common stock shares in treasury at a total cost of $1,422 for future employee issuances under the bonus program.

Stock options

In October 2001, the Company implemented an Employee Stock Incentive Plan. This plan provides for the issuance of options to employees to purchase shares of the Company's common stock at an exercise price at least equal to the fair value of the stock at the grant date. These options are exercisable for a period of seven years from the date of grant. Table Trac has reserved 1,000,000 shares of its common stock for potential issuance under this plan. As of September 30, 2009, 370,000 stock options were available for grants.

Table Trac uses the Black-Scholes-Merton option-pricing model as a method for determining the estimated fair market value for employee stock awards. Compensation expense for employee stock awards is recognized on a straight-line basis over the vesting period of the award. The Company recorded $0 of related compensation expense for the three and nine months ended September 30, 2009 and 2008, respectively.

There were 337,500 options outstanding and exercisable at September 30, 2009 and December 31, 2008 with an exercise price of $0.125, which expire October 10, 2010. The options had an aggregate intrinsic value of $666,563 at September 30, 2009, which is equal to the difference in the closing stock price on that date and the exercise price multiplied by the number of in-the-money options that would have been received had all options been exercised on September 30, 2009.

5.        Income Tax –

The Company accounts for income taxes by following the asset and liability approach to accounting for income taxes. Deferred tax assets and liabilities represent the future tax consequences of the differences between the financial statement carrying amounts of assets and liabilities versus the tax basis of assets and liabilities. Under this method, deferred tax assets are recognized for deductible temporary differences, and operating loss and tax credit carryforwards. Deferred liabilities are recognized for taxable temporary differences. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The impact of the tax rate changes on deferred tax assets and liabilities is recognized in the year that the change is enacted.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Based on its evaluation, it has concluded that there are no significant unrecognized tax implications. The Company’s evaluation was performed for the tax years ended December 31, 2004 through 2008, the tax years that remain subject to examination by major tax jurisdictions as of September 30, 2009. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to its financial results. In accordance with current guidance, the Company classifies interest and penalties as a component of income tax expense.

6.        Earnings (Loss) Per Share –

Earnings (loss) per share is computed under two different methods, basic and diluted, and is presented for all periods in which statements of operations are presented. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding.

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Basic earnings per share calculation:
Net income (loss) to common stockholders	$(354,458)	$253,020	$66,760	$779,500
Weighted average number of common shares outstanding	4,162,234	4,162,234	4,162,234	4,159,091
Basic net income (loss) per share	$(0.09)	$0.06	$0.02	$0.19

Diluted earnings per share calculation:
Net income (loss)	$(354,458)	$253,020	$66,760	$779,500
Weighted average number of common shares outstanding	4,162,234	4,164,234	4,162,234	4,159,091

Common stock equivalents:
Stock options	- (1)	322,519	316,705	324,519
Weighted average diluted shares outstanding	4,162,234	4,486,753	4,478,939	4,483,610
Diluted net income (loss) per share	$(0.09)	$0.06	$0.02	$0.17

(1)  Stock options outstanding of 337,500 were not included in the calculation as they would have been anti-dilutive.

7.        Subsequent Event –

On October 26, 2009, the Circuit Court of Walker County, Alabama issued an order concluding that electronic bingo in Walker County, Alabama constituted the operation of an illegal lottery.  This court order affects one of the Company’s customers causing that customer to discontinue its business operations.  Since the agreement between the customer and the Company was a participation-based contract and the Company owned the casino tracking system and associated hardware, the Company took immediate action to secure physical possession of the equipment installed.  The Company will take an impairment charge of approximately $29,000 against the system, which has net book value of $69,099 as of September 30, 2009, during the fourth quarter of fiscal 2009.

The Company did not have any additional subsequent events through November 16, 2009, which is the date the financial statements were available to be issued, requiring recording or disclosure in the financial statements for the three and nine months ended September 30, 2009.

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

General Overview

Table Trac is a Nevada corporation, formed on June 27, 1995, with principal offices in Minnetonka, Minnesota. It developed and patented (U. S. patent number 5,957,776) a proprietary information and management system (Table Trac) that automates and monitors the operations of casino table games. Since 2000, Table Trac has added functionality, developed related casino system modules for guest rewards and loyalty club, marketing analysis, guest service, promotion administration/management, vault/cage management and audit/accounting to its existing table games management program. These modules all use Table Trac's simple to learn browser-based interface.

Recently, we expanded our product offerings in the areas of gaming machine on-line accounting and management, customer mailing for tiered pre-encoded promotional marketing, touch screen customer service kiosks, guest service paging and wireless handheld communication devices. The addition of these modalities has transformed Table Trac from a "niche" supplier of peripheral products to one of a full line single source supplier.

We are able to offer our customers systems with functionality comparable to our larger competitors at a significantly lower price point by utilizing innovative technology and programming resources. We have over twelve years of on-table experience, more than eight years of customer reward and loyalty programs and tens of millions of continuous gaming machine operation monitoring hours. We are favorably positioned to compete for a broader cross section of casinos seeking to reduce their systems cost while improving the reliability and accountability of their operations.

Discussion of Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations is based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate these estimates on an on-going basis, including those related to revenue recognition, bad debts, inventory valuation, intangible assets, and income taxes. We base these estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies, estimates and judgments that we believe have the most effect on its reported financial position and results of operations are as listed below. This section should also be read in conjunction with Note 1 in our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008.

Revenue Recognition

We derive revenues from the sales of systems, licenses and maintenance fees, services and participation-based agreements.

System Sales

Revenue from systems that have been demonstrated to meet customer specifications during installation is recognized when evidence of an arrangement exists, the product has been installed, title and risk of loss have transferred to the customer and collection of the resulting receivable is reasonably assured.

System sales, which are accounted for as multiple-element arrangements, include multiple products and/or services.  For multiple-element arrangements, we allocate the revenue to each element based on their stand-alone fair value (or in the absence of fair value, the residual method) and recognize the associated revenue when all revenue recognition criteria have been met for each element.

In 2005, we began offering our customers contracts with extended payment terms and have established a history of successfully collecting on these contracts under the original payment terms without making concessions. Based on past and current collection history, all sales installment contracts are being recognized in revenue following the "system sales" policy noted above.

Maintenance Revenue

Maintenance revenue is recognized ratably over the contract period.

Service Revenue

Service revenue is recognized after the services are performed and collection of the resulting receivable is reasonably assured.

Participation Revenue

In 2009, we began offering new customers a participation-based contract. Revenues are determined and billed monthly based on a percentage of the amount of money processed through our system.

Inventory

Inventory comprised of finished goods and work in process is stated at the lower of cost or market. The first-in, first-out cost method is used to value inventory. Inventory is reviewed annually for the lower of cost or market and obsolescence. Any material cost found to be above market value or considered obsolete is written down accordingly.

Deferred System Sales Costs

Deferred system sales costs consist of installed system costs incurred on participation-based contracts. These costs will be recognized on a straight-line basis over the term of the contract which is generally 60 months beginning when revenues are generated. At the end of the contract period, the customer will receive title to the system.  Amortization of deferred system sales costs for the three and nine months ended September 30, 2009 was $3,840 and $7,680, respectively.

Accounts Receivable

Accounts receivable includes regular customer receivables and amounts from financed contracts coming due within 12 months. Amounts from these contracts coming due beyond 12 months are recorded as "Long-term accounts receivable - financed contracts ".  Our accounts receivable also includes an allowance for doubtful accounts.

Results of Operations - Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

During the three months ended September 30, 2009, loss from operations was ($613,506) compared to income from operations of $398,074 for the three months ended September 30, 2008. The major components of revenues, cost of sales and selling, general and administrative expenses are discussed below.

Revenues

Revenues totaled $471,847 for the three months ended September 30, 2009 compared to $1,011,991 for the three months ended September 30, 2008.  The following table summarizes our revenues for the three months ended September 30, 2009 and 2008, respectively:

	Three Months Ended September 30,		Three Months Ended September 30,
	2009	2008	2009	2008
			(percentage of revenues)
System sales	$137,648	$831,929	29.2%	82.2%
License and maintenance fees	257,253	172,171	54.5%	17.0%
Other sales	76,946	7,891	16.3%	0.8%
Total	$471,847	$1,011,991	100%	100%

During the three months ended September 30, 2009, we generated $137,648 in system sales compared to $831,929 for the three months ended September 30, 2008.  The decrease resulted from less system installation work in general (which was work conducted to finalize installations begun earlier in the year), and the absence of any new installation work, in the current period.  In comparison, the corresponding period from the prior year involved a significant amount of system installation work from a single large project.  Conversely, revenues from license and maintenance fees increased from $172,171 for the three months ended September 30, 2008 to $257,253 for the three months ended September 30, 2009 due to more of our systems being in service, and the charge of a one-time license fee to customers who activate the ticketing technology after system installation is completed.  Lastly, other sales, which include sales of printers, kiosk software, mailing services, and consulting services generated $76,946 in revenues during the three months ended September 30, 2009 compared to $7,891 for the three months ended September 30, 2008.

Cost of Sales

Cost of sales decreased from $147,791 for the three months ended September 30, 2008 to $105,899 for the three months ended September 30, 2008.  This is consistent with completion of a larger system installation during the three months ended September 30, 2008 compared to completion of a smaller system installation in the current period. The Company's gross profit was 77.6% and 85.4% for the three months ended September 30, 2009 and 2008, respectively. This decrease is primarily due to the smaller size of the system installation completed during the current period compared to the larger system installation completed a year ago.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2009 were $627,924 compared to $466,126 for the three months ended September 30, 2008.  Our most significant changes in operating expenses related to salaries and benefits, sales and marketing, research and development, professional fees, and bad debt expenses. A discussion of the various components of our operating expenses for the three months ended September 30, 2009 appears below.

Salaries and Benefits. Payroll and related costs were $321,276 compared to $242,092 for the three months ended September 30, 2009 and 2008, respectively. Increased salaries and benefits expense resulted primarily from the addition of sales and marketing employees. We expect that, with anticipated growth in our service offerings as well as an increase in the number of customers, these salaries and benefits will continue to increase.

Sales and Marketing. Our expenses related to sales and marketing efforts increased significantly from $25,510 for the three months ended September 30, 2008 to $94,637 for the three months ended September 30, 2009 due to increased marketing efforts related to the sale of our systems and expansion of our service offerings to existing customers.

Research and Development.  Our research and development costs for the three months ended September 30, 2009 increased to $47,967 compared to $44,925 for the same period in 2008.

Professional Fees.  Professional fees for accounting services, legal services and product support aggregated to $35,410 for the three months ended September 30, 2009 versus $35,094 for the three months ended September 30, 2008. Although our professional fees in total have remained steady for the three months ended September 30, 2009 compared to the three months ended September, 30, 2008, we have realized an increase in professional fees for accounting and legal services related to our status as a public reporting company and our efforts to prepare for the internal control attestation requirement just recently postponed by the Securities and Exchange Commission.  We recognized a reduction in professional fees related to product support due to the completion of projects related to enhancing our system documentation.  We expect professional fees to increase throughout the remainder of 2009 as we concentrate our Sarbanes-Oxley compliance efforts on remediating previously disclosed deficiencies.

Bad Debt.  Bad debt expense for the three months ended September 30, 2009 was $43,817 compared to $40,000 for the three months ended September 30, 2008.  This change relates to an increase in our allowance for doubtful accounts due to the discontinued operations of one customer.

Bad Debt Expense – Note Receivable and Related Interest Receivable

Bad debt expense – note receivable and related interest receivable for the three months ended September 30, 2009 was $351,530 compared to $0 for the three months ended September 30, 2008.  This change relates to our recording of an allowance for uncollectible note and related interest receivable due to the past due status of repayments on the loan and lack of payments on the interest receivable.

Interest Income

Interest income for the three months ended September 30, 2009 was $51,051 compared to $16,446 for the three months ended September 30, 2008.  This increase is due somewhat to a higher and more consistent cash balance, but primarily is related to the $41,081 of interest income and late fees accrued on our $250,000 note receivable.

Income Tax Expense / Benefit

The income tax benefit for the third quarter of 2009 of $207,997 which was calculated at a 34% effective rate compared to the third quarter of 2008 income tax expense of $161,500 which was also calculated at a 34% effective rate.

Net Income (Loss)

Net loss before taxes was ($562,455) for the three months ended September 30, 2009, compared to net income before taxes of $414,520 for the three months ended September 30, 2008. The net loss was ($354,458) for the three months ended September 30, 2009 down from net income of $253,020 for the three months ended September 30, 2008. The decrease is due to a reduction in revenue, an increase in the allowance for doubtful accounts, and recording of an allowance against the note receivable and the associated interest receivable, which combined resulted in a net loss for the period.  The basic loss per share was ($0.09) compared to basic earnings per share of $0.06 for the three months ended September 30, 2009 and 2008, respectively.

Results of Operations - Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

During the nine months ended September 30, 2009, loss from operations was ($16,490) compared to income from operations $1,224,654 for the nine months ended September 30, 2008. The major components of revenues, cost of sales and selling, general and administrative expenses are discussed below.

Revenues

Revenues totaled $2,662,142 for the nine months ended September 30, 2009 compared to $2,970,102 for the nine months ended September 30, 2008.  The following table summarizes our revenues for the nine months ended September 30, 2009 and 2008, respectively:

	Nine Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
			(percentage of revenues)
System sales	$1,825,082	$2,460,684	68.6%	82.8%
License and maintenance fees	723,524	496,018	27.1%	16.7%
Other sales	113,536	13,400	4.3%	0.5%
Total	$2,662,142	$2,970,102	100%	100%

During the nine months ended September 30, 2009, we generated $1,825,082 in system sales compared to $2,460,684 for the nine months ended September 30, 2008.  The decrease resulted from less system installation work in general (which was work conducted to finalize installations begun earlier in the year), and the absence of any new installation work, in the current period.  In comparison, the corresponding period from the prior year involved a significant amount of system installation work from a variety of projects.  Revenues from license fees increased from $496,018 for the nine months ended September 30, 2008 to $723,524 for the nine months ended September 30, 2009 due to more of our systems being in service, and the charge of a one-time license fee to customers who activate  the ticketing technology after system installation is completed.  Lastly, other sales, which include sales of printers, kiosk software, mailing services, and consulting services generated $113,536 in revenues during the nine months ended September 30, 2009 compared to $13,400 for the nine months ended September 30, 2008.  Again, this is primarily due to more systems in operation in 2009 over the same period in 2008.

Cost of Sales

Cost of sales for the nine months ended September 30, 2009 increased to $620,378 from $591,847 for the nine months ended September 30, 2008.  The Company's gross profit was 76.7% for the nine months ended September 30, 2009 down from 80.0% for the three months ended September 30, 2008.  This decrease in gross profit is consistent with the overall decrease in revenues related to systems sales, which generally result in lower gross profit.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2009 were $1,706,724 compared to $1,153,601 for the nine months ended September 30, 2008.  Our most significant changes in operating expenses from the two interim periods related to salaries and benefits, sales and marketing, professional fees, stock compensation and bad debts. A discussion of the various components of our operating expenses for the nine months ended September 30, 2009 appears below.

Salaries and Benefits. Payroll and related costs were $914,957 compared to $653,736 for the nine months ended September 30, 2009 and 2008, respectively. Increased salaries and benefits expense resulted primarily from the addition of employees. We expect that, with anticipated growth in our service offerings as well as increases in the number of customers, these salaries and benefits will continue to increase.

Sales and Marketing. Our expenses related to sales and marketing efforts increased significantly from $54,645 for the nine months ended September 30, 2008 to $156,343 for the nine months ended September 30, 2009 due to marketing efforts related to the sale of our systems and expansion of our service offerings to existing customers.

Professional Fees.  Professional fees for accounting services, legal services and product support aggregated to $102,768 for the nine months ended September 30, 2009 versus $123,934 for the nine months ended September 30, 2008. Although our professional fees in total decreased slightly for the nine months ended September 30, 2009 compared to the nine months ended September, 30, 2008, we have realized an increase in professional fees for accounting and legal services related to our status as a public reporting company and our efforts to prepare for the internal control attestation requirement just recently postponed by the Securities and Exchange Commission.  We recognized a reduction in professional fees related to consulting fees and product support due to the completion of technical and documentation projects.  We expect professional fees to increase throughout the remainder of 2009 as we concentrate our Sarbanes-Oxley compliance efforts on remediating previously disclosed deficiencies.

Stock Compensation.  Expense related to stock compensation for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 was $51,632 and $0 respectively.  The increase in stock compensation expense was due to the repurchase of our Company shares and the corresponding issuance of these shares as employee incentives.

Bad Debt.  Bad debt expense for the nine months ended September 30, 2009 was $182,317 compared to $40,000 for the nine months ended September 30, 2008.  This change relates to both an increase in our allowance for doubtful accounts due to the discontinued operations of one customer and the continuing economic slowdown with the resulting negative impacts to the gaming industry, which is the only industry served by the Company’s products and services.

Bad Debt Expense – Note Receivable and Related Interest Receivable

Bad debt expense – note receivable and related interest receivable for the nine months ended September 30, 2009 was $351,530 compared to $0 for the nine months ended September 30, 2008.  This change relates to our recording of an allowance for uncollectible note and related interest receivable due to the past due status of repayments on the loan and lack of payments on the interest receivable.

Interest Income

Interest income for the nine months ended September 30, 2009 was $136,803 compared to $48,346 for the nine months ended September 30, 2008.  This increase is primarily related to the $101,530 of interest income and late fees accrued on our $250,000 note receivable.

Income Tax Expense

Income tax expense for the nine-month period ended September 30, 2009 was $53,553 compared to income tax expense of $493,500 for the nine-month period ended September 30, 2008, which resulted because our income before taxes for the 2009 period was $120,313 compared to income before taxes for the 2008 period of $1,273,000.  The overall effective rate for both 2009 and 2008 was 34%.

Net Income

Net income was $66,760 for the nine months ended September 30, 2009 down from $779,500 for the nine months ended September 30, 2008. The decrease in net income is due to a reduction in revenue, an increase in the allowance for doubtful accounts, and recording of an allowance against the note receivable and the associated interest receivable.  The basic earnings per share was $0.02 compared to basic earnings per share of $0.19 for the nine months ended September 30, 2009 and 2008, respectively.

Backlog

The Company’s backlog generally consists of future system installations and expansion of offerings for currently installed and supported systems.  These expanded offerings can include kiosks, in-casino broadcast advertising, and electronic marketing to casino patrons.

The Company is currently working with gaming establishments in Alabama and Oklahoma to purchase new systems and expand service offerings for existing customers as well as exploring opportunities in the western and eastern coastal areas of the United States.  The Company has also recently expanded its sales and marketing campaigns in the upper Midwest region.  Currently, we do not have any system installations in our backlog.

Liquidity and Capital Resources

Summary cash flow data is as follows:

	Nine Months Ended September 30,
	2009	2008

Cash flows provided (used) by :
Operating activities	$29,284	$834,470
Investing activities	(250,000)	(35,066)
Financing activities	(942)	(207,812)
Net increase (decrease) in cash	(221,658)	591,592
Cash, beginning of period	1,212,953	610,155
Cash, end of period	$991,295	$1,201,747

At September 30, 2009, we had cash of $991,295 compared to cash of $1,201,747 on September 30, 2008. The decrease results mainly from a decrease in revenues for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.  Changes in cash flows provided by operating activities related primarily to deferred income taxes, stock compensation expense, and changes in operating assets and liabilities, including accounts receivable, interest receivable, inventory, income taxes receivable, deferred system sales costs, accrued payroll and related withholding liabilities and deferred revenue.  Changes in cash flows in investing activities relate to a $250,000 loan to one of our customers during the nine months ended September 30, 2008 compared to $0 for the nine months ended September 30, 2009.  Changes in financing activities relate to our repurchase of Company stock in 2009.  Cash dividends of $207,812 and $0 were paid in 2008 and 2009, respectively.

There are no known trends, events or uncertainties that are likely to have a material impact on our short or long term liquidity. The primary source of liquidity in both the short and long term will be system sales, the resulting license and maintenance fees from existing systems, sales of printers, kiosk software, mailing services, and consulting services. We anticipate the ability to manage expenses and cash flow so monthly obligations will be satisfied by cash flow from operations. We believe the Company has adequate cash to meet its obligations and continue operations for both existing and future customers as well as ongoing sales efforts and product development.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of September 30, 2009.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer/Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered in this report. In light of the material weaknesses previously disclosed, which have not been remediated as of the end of the period covered by this Quarterly Report, our Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms and did not ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act was accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As a result of this conclusion, the financial statements for the period covered by this report were prepared with particular attention to the material weaknesses previously disclosed. Notwithstanding the material weaknesses in internal controls which continue to exist as of September 30, 2009, our Chief Executive Officer/Chief Financial Officer concluded that the financial statements included in this Form 10-Q present fairly, the financial position, results of operations and cash flows of the Company as required for interim financial statements.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the fiscal quarter covered by this report that materially affected, or were reasonably likely to materially affect such controls, except as described below.

During the fiscal quarter covered by this report, we developed and began implementing our remediation plans to address the material weaknesses in internal control over financial reporting described in our Annual Report on Form 10-K for the year ended December 31, 2008.  To date, we have made progress towards remediation, including taking steps to:

•	add a financial expert to our board of directors;
•	establish committees of our board of directors, including an audit committee, responsible for oversight of our internal controls and accounting transactions;
•
increase the frequency of our board of directors meetings and actively engage our directors in the provision of oversight of our internal controls and the review of complex or unusual accounting transactions until an audit committee has been established;

•	provide a mechanism for the submission of anonymous reports, relating to accounting or audit irregularities, directly to our independent director and legal counsel;
•	provide our internal audit consultant with direct access to our independent director and legal counsel;
•
include our internal audit consultant in quarterly meetings of our board of directors to provide a status update on our remediation plan development and implementation as well as the effectiveness of our internal controls;

•
execute timely preparation of balance sheet account reconciliations accompanied by sufficient supporting documentation and review and approval for validity, completeness and accuracy performed by a competent accounting professional;

•	formalize journal entry preparation and review process to include sufficient supporting documentation and proper review and approval prior to recording; and
•	implement a formal financial reporting process that includes review of the financial statements by the full board of directors prior to filing with the SEC.

Nevertheless, we were unable to conclude that the material weaknesses described in our Annual Report on Form 10-K for the year ended December 31, 2008 were effectively remediated as of September 30, 2009 due to the fact that (i) less than the entire remediation plan has been developed and implemented and (ii) an insufficient period of time has passed for management to test and document the effectiveness of those controls which have been newly created as part of the remediation plan (as summarized above).  For further information, please see our Annual Report on Form 10-K for fiscal year ended December 31, 2008.

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

Dated: November 16, 2009	Table Trac, Inc.
(Registrant)

	By:	/s/ Chad Hoehne
Chad Hoehne
President, Chief Executive Officer and Chief Financial Officer