Form 10-K
period 2009-12-31
TABLE TRAC INC
filed 2010-03-31
CIK 1090396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

Commission File No. 0-28383

TABLE TRAC, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0336568
(State or other jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

15612 Highway 7, Suite 331 Minnetonka, Minnesota	55345
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (952) 548-8877

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the Registrant’s common stock held by non-affiliates as of March 24, 2010 was $3,325,000, based on the most recent sales price of the common stock of the Company ($1.25 per share). As of March 24, 2010, about 2,660,000 shares of outstanding common stock were held by persons other than officers, directors and more than 5% stockholders. As of March 24, 2010, the Company had outstanding 4,162,234 shares of common stock, $0.001 par value.

PART I

Item 1. Business.

General

Table Trac, Inc. (the “Company” or “Table Trac”) is a Nevada Corporation, formed on June 27, 1995, with principal offices in Minnetonka, Minnesota.

The Company has developed and patented (U.S. patent # 5,957,776) a proprietary information and management system (Table Trac) that automates and monitors the operations of casino table games. In addition to table games management, Table Trac has been adding functionality to related casino system modules for guest rewards and loyalty club, marketing analysis, guest service, promotions administration / management, vault/cage management and audit / accounting. Aggregated together, all of these modules have become the “Casino Trac” product, a full featured Casino Management System (CMS) offering a powerful combination of value, efficiency and reliability for casinos looking to add or upgrade their casino systems.

With its newly developed web services based technology, Table Trac is now offering to its customers, systems of uncompromising efficiency, reliability and value. Table Trac is positioned to continue gaining customers while competing for a broad cross section of casinos that are seeking to reduce the cost of their systems and improve the reliability and accountability of their operations.

With a focus on the Company’s expanding marketing efforts and trade show presence, we are working to expand our name recognition within the gaming segment in order to capitalize on a rising demand for our affordable solutions.

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

The Company filed to register its trademark (“TABLE TRAC”) in September 1996. The trademark was issued on September 7, 2000, as trademark number 2,275,137. A re-application for this mark has been filed.

ENVIRONMENTAL COMPLIANCE

The Company believes that it is in compliance with all current federal and state environmental laws.

EMPLOYEES

As of December 31, 2009, the Company had 10 full-time employees and engaged the full-time services of 2.5 contract specialists. As of December 31, 2008, the Company had 12 full-time employees and engaged the full-time services of 2 contract specialists.

COMPETITION

In many ways, the woes of the economy caught up to the gaming industry in 2009, and it did affect all of the systems companies, including Table Trac. The primary market for Table Trac – small to mid-size casinos – were not immune from the downturn in the economy as fewer patrons visited casinos all across the country. More so, many operational and marketing budgets in the gaming industry at the operations level – of which Table Trac relies on for its system sales – were constrained in these past 12 months. In one of our jurisdictions, Alabama, all charity bingo operations in that state were closed down by the Governor, and with it, our assets in the Bada Bingo Casino. That said, on a comparative basis, Table Trac survived in much better shape than many of our competitors. One of our biggest competitors lost their financing arm, and as a result, have been pushed to “cash only” sales. Table Trac has done an excellent job of managing its budget and cash, and many new opportunities have surfaced that are in need of financing, and we are in the enviable position of being able to provide it. Our systems sales prospects will be discussed in the Recent Developments section, but what we are now seeing is that which is beginning to provide separation between Table Trac and its competitors: the internal development of our technology and our ancillary products which is giving us both a state of the art reputation as well as an additional revenue source. Table Trac has developed exciting promotional kiosk products, an upgraded version of its software, new tiering products for our customers, innovative marketing programs, TT TV programs, and other creations that are keeping us ahead of the curve.

BUSINESS SEGMENTS

The Company operates as one reporting segment.

RECENT DEVELOPMENTS

Table Trac’s new developments in the areas of software development, technology development, new products, and new marketing promotions and products for customers have been mentioned in the Competition section. In the last quarter of 2009, Table Trac made many significant advances in its corporate structure. We began implementation of Sarbanes/Oxley, new policies and procedures manuals, new company employee handbook, and have added two additional independent Board members with new committees and responsibilities, to name a few. Most recently, we created a new set of marketing and sales materials highlighting our product offerings and the Company.  These materials have also been prepared in Spanish to capitalize on our growing presence and potential opportunities in the Caribbean and Latin America gaming markets. In August 2009, we presented and showcased our products and offerings at the Oklahoma Indian Gaming Association Trade Show. The G2E show was also very successful in regard to establishing new and valuable contacts in new jurisdictions. Last month, we were represented at the Caribbean Gaming show, and we are going to have an impressive booth presentation at the NIGA show in San Diego next month. Last month we announced a letter of intent for a systems sale in Deadwood, S.D. Our paperwork is awaiting approval from the South Dakota Gaming Commission. We are very optimistic about the receptivity to Table Trac from several Tribal casinos in Montana. In Ohio, we met with state officials to demonstrate and discuss the robustness of our casino management system as a central monitoring system alternative for that jurisdictions’ burgeoning racino market. We are in final negotiations with another customer in Oklahoma, and have recently met with yet another potential customer there. We do have presentations set with prospects in California, and have people in place to sell our products in the state of Washington. Perhaps our biggest potential opportunity is in Alabama, where political unrest has held off gaming development, but when it does clear up, and we’re told it will, we have great opportunities with key personnel and contacts. We are even seeing some interest in Mexico. Where 2009 was a slowdown for Table Trac’s expansion, we are very excited and optimistic about 2010. A 3 for 1 stock split was approved at the Shareholder meeting in December 2009, and we have been waiting for the right time, with the right news to put it into effect. We have been interviewing Investor Relations firms to provide the strength and support we are seeking in a post split stock market.

Item 2. Properties.

We lease office space in Minnetonka, Minnesota, pursuant to a lease that expires in May 2011. We believe our facilities will be sufficient to meet our current requirements and that additional space at or near the current location will be available at a reasonable cost if additional space is required in the future.

Item 3. Legal Proceedings.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

2009 ANNUAL MEETING OF STOCKHOLDERS was held on December 15, 2009 at the Comfort Inn-Plymouth, 3000 Harbor Lane North, at 4:00 p.m. local time on Tuesday, December 15, 2009, with respect to the following:

1. Ratified the appointment of Moquist Thorvilson Kaufmann Kennedy & Pieper LLC (f/k/a Carver Moquist & O’Connor, LLC) as our independent registered public accounting firm for fiscal 2009;

2. Elected five directors to our Board of Directors; (01) Chad Hoehne (02) Robert Siqveland (03) Thomas Oliveri (04) Glenn Goulet (05) Scott E. Smith

3. Voted to approve the amendment to the Articles of Incorporation to increase the number of shares of capital stock authorized for issuance to a total of 25,000,000;

4. Voted to approve the amendment to the Articles of Incorporation to vest the Board of Directors with the power and authority to designate separate classes of capital stock; and

5. No other matters came before the meeting.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information: The Company’s common stock trades on the OTCBB.

	2009
Price per Share Calendar Year	High	Low
Annual Price per Share	$2.45	$1.01
First Quarter, January -March	$2.45	$1.15
Second Quarter, April - June	$2.15	$1.21
Third Quarter, July - September	$2.14	$1.45
Fourth Quarter, October - December	$2.10	$1.01

	2008
Price per Share Calendar Year	High	Low
Annual Price per Share	$4.35	$1.40
First Quarter, January -March	$4.35	$3.70
Second Quarter, April - June	$4.10	$2.95
Third Quarter, July - September	$3.90	$2.95
Fourth Quarter, October - December	$3.25	$1.40

Holders: There are approximately 200 shareholders in the Company.

Dividends:

The Company declared a $0.05 per share dividend to be paid to shareholders of record as of April 1, 2008. Payment was made on April 9, 2008.

No dividends were declared or paid in 2009.

Equity Compensation:

In January 2009, the Company repurchased 625 shares of its stock for a total purchase cost of $942. As of March 31, 2009, the Company held 32,825 shares of its common stock in treasury valued at a total cost of $46,689. On April 14, 2009, the Company issued 31,825 shares of its repurchased stock to its employees through its employee bonus program. The issuance of the 31,825 shares of treasury stock was valued at the trading value of the Company’s common stock at the date of issuance of $1.60 per share or $50,920. The total cost of $51,632, which includes transaction costs of $712, was recognized as stock compensation expense in the Company’s statement of income. The difference between the initial cost of purchase of the treasury stock and the trading value of the reissued treasury stock of $6,365 was recorded as a credit to additional paid-in-capital stock in the Company’s balance sheet. As of December 31, 2009, the Company holds 1,000 common stock shares in treasury at a total cost of $1,422 for future employee issuances under the bonus program.

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

Equity Repurchases

In January 2009, the Company repurchased 625 shares of its stock for a total purchase cost of $942.

In the fourth quarter of 2008, the Company re-purchased 32,200 shares of its stock for a total cost of $45,747.

Pursuant to Rule 10B - 18, ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares(or Units) Purchased	(b)Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 2008	0	0	0	N/A
November 2008	31,100	$1.40	0	N/A
December 2008	1,100	$1.40	0	N/A
Total	32,200	$1.40	0
January 2009	625	$1.40	0	N/A
Total	32,825	$1.40	0	N/A

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

1. LIQUIDITY

Management is not aware of any trends or any known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the registrant’s liquidity increasing or decreasing in any material way. Management believes that the Company has adequate cash to meet its obligations and continue operations for both existing customer contracts and ongoing product development for the next twelve months.

The Company’s cash position at December 31, 2009 was $1,320,946, an increase of $107,993 from $1,212,953 at December 31, 2008.

Net cash flows provided by operating activities during the year ended December 31, 2009 was $376,878 compared with net cash flows provided by operating activities of $891,422 for the same period in 2008. This decrease of $514,544 was caused primarily by fewer completed installations. See item 3 for additional detail.

Net cash flows used in investing activities was $267,943 during the year ended December 31, 2009, compared to $35,065 for the same period in 2008. This increase was primarily due to a $250,000 loan that was made to one of our customers to help them get their new casino operation started.

Net cash used in financing activities was $942 during the year ended December 31, 2009, compared to net cash flows used in financing activities of $253,559 for the same period in 2008. The change was due to the payment of a shareholder dividend on April 9, 2008 at $0.05 per share totaling $207,812 and the Company purchased treasury stock of $45,747 in 2008 compared to only $942 in 2009. No dividend was paid in 2009.

On December 31, 2009, total stockholder’s equity was $2,421,048. This compared to a stockholder’s equity of $2,354,792 in 2008, which is an increase of $66,256 or 3%.

2. CAPITAL RESOURCES.

The Company is not capital intensive. The basic product of the Company is computer software developed by its employees. Most manufacturing is done after the Company receives an order, so there is little product inventory held by the Company.

3. RESULTS OF OPERATIONS, YEAR ENDED DECEMBER 31, 2009 COMPARED TO YEAR ENDED DECEMBER 31, 2008.

The most significant events that affected the results of operations were the result of unusual events and significant economic changes that materially affected the amount of reported income from the year’s operations, and occurred to three of our existing customers as explained below:

On April 6, 2006, bingo games in Walker County, Alabama were ratified by constitutional amendment. The operation of bingo games for prizes or money by certain nonprofit organizations for charitable, educational, or other lawful purposes shall be legal. On October 26, 2009, the Circuit Court of Walker County issued an order concluding that electronic bingo in Walker County constituted the operation of an illegal lottery. This court order affected one of the Company’s customers causing that customer to discontinue its business operations. Prior to October 2009, the Company loaned this customer $250,000 to help them fund their business start-up and the Company installed a Table Trac System at the Company’s cost in return for future revenue based on a participation formula of the casino’s earnings. Since the agreement between the customer and the Company was a participation-based contract and the Company owned the casino tracking system and associated hardware, the Company took immediate action to secure physical possession of the equipment installed. The result to Table Trac Inc. profits was a reduction to the profits from operations by $324,380, which included writing off the $250,000 loan, $45,796 of participation revenue recorded on the accrual basis and $28,584 of deferred system sales costs. The Company also lost the opportunity to collect an additional $101,530 in interest earned under the $250,000 loan agreement then in place before the Walker County judge’s decision.

The Company had a participation revenue agreement with another customer who filed for Chapter 11 bankruptcy, precipitating the write off of $37,934 of accounts receivable.

The Company has an installment sale agreement with an international customer that has been slow to pay and made no installment payments in 2009. The customer experienced a fire to its property and has asked for time to recover. As such, due to the uncertainty of collection, the Company recorded an allowance for doubtful accounts in the 4th quarter of 2009 in the amount of $182,054 for this customer; however, collection efforts continue and the customer continues to promise payment.

The previous three events are unusual to our business, not in our 15 years of operations has any of our customers been ordered out of business or closed due to financial difficulties. In the 2009 economy and with new regulatory opportunities and threats arising, additional scrutiny will be given to credit and operational worthiness before credit is extended by the Company to our potential customers.

As a result, $544,368 was added as operational expense for the year ended December 31, 2009 that are the result of these unusual events, compared to $0 for the year ended December 31, 2008.

Inflation for the previous three years ending December 31, 2009 has been negligible having no effect on the Company’s operations. The outlook for inflation may put the Company’s cash holdings at risk for a loss of real value. The Company will evaluate inflation pressure and take steps to place its available cash and cash equivalents into conservative investment vehicles.

Revenues decreased from $ 4,621,514 in 2008 to $3,219,263 in 2009. The decrease of $1,402,251 was due to fewer completed installations. In 2008, we installed eight systems compared to four in 2009. Ongoing maintenance revenue has increased from approximately $794,000 in 2008 to approximately $956,000 in 2009, an increase of approximately $162,000 or 20%.

A breakout of our revenue by type is as follows:

Sales Analysis	2009	2008	Change
System Sales	$1,710,439	$3,773,068	$	(2,062,629)	(54.7%)
Other Sales	552,808	54,179		498,629	920.3%
License & Maintenance	956,016	794,267		161,749	20.4%
Total Revenue	$3,219,263	$4,621,514		$(1,402,251)	(30.3%)

The decrease of $1,402,251 was due to fewer completed installations along with extra equipment and games sales offset by additional maintenance revenues from new installations. In 2008, we installed eight systems compared to four in 2009. Our pricing for 2009 remained consistent with 2008.

Cost of sales decreased to $753,124 in 2009 from $1,105,501 in 2008. The decrease of $352,377 was primarily due to fewer completed installations.

A breakout of our cost of sales by type is as follows:

Cost of Sales Analysis	2009	2008	Change
System Sales	$614,084	$1,042,277	$	(428,193)	(41.1%)
Other Sales	119,352	46,867		72,485	154.7%
License & Maintenance	19,688	16,357		3,331	20.4%
Total Cost of Goods Sold	$753,124	$1,105,501		$(352,377)	(31.9%)

Deferred revenues decreased from $389,297 in 2008 to $0 in 2009. The balance represents down payments received for in-process system installations at year-end. The deferred revenue is non-refundable and are recognized as revenue when the system installations are completed. As of December 31, 2009, the Company was not in the process of installing any new Table Trac systems.

The gross margin in 2009 was $2,466,139 or 76.6% of sales compared with $3,516,013 for 2008 or 76.1% of sales in 2008. The percentage remained constant.

Total operating expenses increased from $1,662,479 in 2008 to $2,517,556 in 2009. The increase of $855,077 was primarily due to a significant increase in bad debt expense totaling $515,784 as discussed above in detail, along with $85,916 in wages and $77,590 for contractors to handle the increasing research and development projects and Sarbanes - Oxley (SOX) 404 compliance consultancy.

Interest income has increased in 2009 to a net amount of $75,083 from $73,094 in 2008, the increase of $1,989 is consistent due to our stable cash reserve balance earning at a lower rate offset from interest earned on accounts receivable - financed contracts remained at similar levels or slightly higher levels compared to 2008. During 2009, the Company accrued $101,530 of interest income recorded on the $250,000 customer note receivable and then wrote it off due to the customer filing for bankruptcy.

The provision for income taxes was $749,000 in 2008, for an effective rate of 38.9%, compared to a provision for income taxes of $8,100 for an effective rate of 34.2% in 2009. The decrease in rates is primarily due to differing state rates.

The net income for 2009 was $15,566 compared to net income for 2008 of $1,177,628. This was a decrease of $1,162,062.

The basic earnings per share in 2009 was $0.004 compared to basic earnings per share of $0.28 in 2008.

4. Off-balance sheet arrangements.

None.

5. Critical Accounting Policies and Estimates.

The Company’s discussion and analysis of financial condition and results of operations is based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates these estimates, including those related to revenue recognition, bad debts, inventory valuation, intangible assets, and income taxes. The Company bases these estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The estimates and judgments that the Company believes have the most effect on its reported financial position and results of operations are as follows:

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

The Company does offer its customers contracts with extended payment terms. The Company has established a history of successfully collecting on these contracts under the original payment terms without making concessions. Based on past and current collection history, all sales installment contracts are being recognized in revenue following the “system sales” policy noted above.

Maintenance revenue

Maintenance revenue is recognized ratably over the contract period.

Service revenue

Service revenue is recognized after the services are performed and collection of the resulting receivable is reasonably assured.

Participation revenue

In 2009, the Company began offering new customers a participation-based contract. Revenues were originally determined and billed monthly based on a percentage of the amount of money processed through the customer’s casino gaming system utilizing the Table Trac software. After some discussion with the SEC, it was determined that the Company would change its revenue recognition policy for these contracts to record revenue at the time of cash collection.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount. Any accounts receivable amount relating to a sales installment contract greater than twelve months beyond the calendar year end is recorded as a long term asset and is classified as “accounts receivable, financed contracts - long term”. Management believes that receivables, net of the allowance for doubtful accounts are fully collectible. While the ultimate result may differ, management believes that any write off not allowed for will not have a material impact on the Company’s financial position. During 2009, a couple of customers declared bankruptcy, which subsequently resulted in bad debts for the Company. The entire allowance account at December 31, 2009 consists of one international customer’s contract balance. All other uncollectible accounts have been written-off.

Accounts receivable consisted of the following at December 31, 2009 and 2008:

	2009	2008
Accounts receivable under normal 30 day terms	$339,430	$1,207,424
Financed contracts:
Short-term	430,307	591,072
Current portion of long-term	553,431	207,979
Long-term, net of current portion	236,466	68,045

Total accounts receivable	1,559,634	2,074,520
Less Allowance for doubtful accounts	(182,054)	-

	$1,377,580	$2,074,520

Bad Debt Expense

Bad debt expense – for the year ended December 31, 2009 included in selling, general and administrative expenses was $515,784 compared to $53,648 for the year ended December 31, 2008. This significant change relates to our write-off of an uncollectible $250,000 customer note, and certain trade accounts totaling $265,784 due to customer bankruptcies and past due status of payment terms.

On October 26, 2009, the Circuit Court of Walker County, Alabama issued an order concluding that electronic bingo in Walker County constituted the operation of an illegal lottery. This court order affected one of the Company’s customers causing that customer to discontinue its business operations. Since the agreement between the customer and the Company was a participation-based contract and the Company owned the casino tracking system and associated hardware, the Company took immediate action to secure physical possession of the equipment installed. The Company recorded an impairment charge of approximately $29,000 against the system, which had a net book value of $69,099, during the fourth quarter of fiscal 2009. The remaining value of the system totaling approximately $40,000 will be utilized in another future system installations.

Inventory

Inventory comprised of finished goods and work in process is stated at the lower of cost or market. The first-in, first-out cost method is used to value inventory. Inventory is reviewed annually for the lower of cost or market and obsolescence. Any material cost found to be above market value or considered obsolete is written down accordingly. The Company had no obsolescence reserve at December 31, 2009 and 2008.

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

Payroll

Effective October 2009, the Company moved its payroll to an outside service with payments made on 15th and last day of month; thereby eliminating the need for accrued payroll.

Stock-based Compensation

The Company recognizes the cost of stock-based compensation plans and awards in operations on a straight-line basis over the vesting period of the awards. The Company measures and recognizes compensation expense for all stock-based payment awards made to employees and directors. The compensation expense for the Company’s stock-based payments is based on estimated fair values at the time of the grant.

Income Taxes

Income taxes are provided for using the liability method of accounting. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

The Company accounts for income taxes pursuant to Financial Accounting Standards Board guidance. This guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than not to be sustained upon examination by taxing authorities. The Company believes its income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves, or related accruals for interest and penalties have been recorded at December 31, 2009 and 2008. In accordance with the guidance, the Company has adopted a policy under which, if required to be recognized in the future, interest and penalties related to the underpayment of income taxes will be classified in operating expenses in the statements of operations. The Company has three open years of tax returns subject to examination.

6. Recent Accounting Pronouncements.

On September 15, 2009, the Company adopted new accounting guidance on codification referencing that encourages the use of plain English to describe broad accounting topic areas in an attempt to make financial statements more useful to users and more clearly explain accounting concepts.

In October 2009, the FASB issued an update to existing guidance on revenue recognition for arrangements with multiple deliverables and deliverables that include software elements effective for fiscal years beginning on or after June 15, 2010. This update will allow companies to allocate consideration received for qualified separate deliverables using estimated selling prices for both delivered and undelivered items when vendor-specific objective evidence or third-party evidence is unavailable. Additional disclosures discussing the nature of multiple element arrangements, the types of deliverables under the arrangements, the general timing of their delivery, and significant factors and estimates used to determine estimated selling prices are required. We will adopt this update for new revenue arrangements entered into or materially modified beginning January 1, 2011. The Company is currently assessing the impact on our financial statements.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of  Table Trac, Inc.

We have audited the accompanying balance sheets of Table Trac, Inc. as of December 31, 2009 and 2008, and the related statements of income, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Table Trac, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moquist Thorvilson Kaufmann Kennedy & Pieper LLC

Edina, Minnesota
March 31, 2010

TABLE TRAC, INC.

BALANCE SHEETS

	December 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash	$1,320,946	$1,212,953
Accounts receivable, net of allowance for doubtful accounts of $182,054 and $0 for the years ended December 31, 2009 and 2008, respectively	1,141,114	2,006,475
Inventory	189,482	248,598
Prepaid expenses	34,219	8,143
Other current assets	5,039	- 0 -
Income taxes receivable	172,434	45,000
Total current assets	2,863,234	3,521,169

Patent, net	9,826	11,191
Property and equipment, net	34,219	27,865
Accounts receivable, financed contracts - long term	236,466	68,045
Total assets	$3,143,745	$3,628,270

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$139,697	$225,557
Accrued payroll and related	- 0 -	39,624
Deferred revenue	- 0 -	389,297
Deferred tax liability	574,000	619,000
Total current liabilities	713,697	1,273,478

Long term liabilities
Deferred tax liability long term	9,000	- 0 -
Total liabilities	722,697	1,273,478
Stockholders’ equity:
Common stock, 0.001 par value; 5,000,000 shares authorized: 4,162,234 shares issued and outstanding at December 31, 2009 and 2008	4,162	4,162
Additional paid-in capital	1,404,619	1,398,254
Retained earnings	1,013,689	998,123
	2,422,470	2,400,539
Less: treasury stock (1,000 shares in 2009 and 32,200 shares in 2008) at cost	(1,422)	(45,747)
Total stockholders’ equity	2,421,048	2,354,792

Total liabilities and stockholders’ equity	$3,143,745	$3,628,270

The accompanying notes are an integral part of these financial statements.

TABLE TRAC, INC.

STATEMENTS OF INCOME

	Years Ended
	December 31,	December 31,
	2009	2008
Net sales	$3,219,263	$4,621,514
Cost of sales	753,124	1,105,501
Gross profit	2,466,139	3,516,013

Selling, general and administrative expenses	2,517,556	1,662,479

Income (loss) from operations	(51,417)	1,853,534

Other income (expense):
Interest income	176,613	73,094
Interest bad debt expense	(101,530)	- 0 -
Total other income	75,083	73,094

Net income before income taxes	23,666	1,926,628
Income tax expense	8,100	749,000
Net income	$15,566	$1,177,628
Basic earnings per share	$0.004	$0.28
Weighted average basic shares outstanding	4,162,234	4,159,234
Diluted earnings per share	$0.003	$0.26
Weighted average diluted shares outstanding	4,463,049	4,468,609

The accompanying notes are an integral part of these financial statements.

TABLE TRAC, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional
	Number of Shares	Amount	Paid-in Capital	Retained Earnings	Treasury Stock		Total
BALANCE, DECEMBER 31, 2007	4,156,234	$4,156	$1,382,510	$28,307	$	- 0 -	$1,414,973
Shares issued for consultant services	6,000	6	15,744				15,750
Dividend paid April 10, 2008 at $0.05 per share				(207,812)			(207,812)
Treasury, stock repurchased in November and December 2008 at $1.40 per share, plus transactions costs						(45,747)	(45,747)
2008 Net income				1,177,628			1,177,628
BALANCE, DECEMBER 31, 2008	4,162,234	4,162	1,398,254	998,123		(45,747)	2,354,792
Treasury stock repurchased in January 2009 at $1.40 per share, plus transactions costs						(942)	(942)
Treasury shares issued as employee bonuses in April 2009 at approximately $1.60 per share			6,365			45,267	51,632
2009 Net Income				15,566			15,566
BALANCE, DECEMBER 31, 2009	4,162,234	$4,162	$1,404,619	$1,013,689		$(1,422)	$2,421,048

The accompanying notes are an integral part of these financial statements.

TABLE TRAC, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2009	Year Ended December 31, 2008
Cash flows from operating activities:
Net income	$15,566	$1,177,628
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	12,954	8,564
Deferred income taxes	(36,000)	334,000
Non-cash stock compensation expense	51,632	15,750
Allowance for doubtful accounts	182,054	- 0 -
Write-off of uncollectible note receivable	250,000	- 0 -
Changes in operating assets and liabilities:
Accounts receivable	514,886	(900,574)
Inventory	59,116	(86,039)
Prepaid expenses	(26,076)	3,900
Other current assets	(5,039)	- 0 -
Income taxes receivable	(127,434)	(45,000)
Accounts payable	(85,860)	160,048
Accrued payroll and related	(39,624)	3,201
Deferred revenue	(389,297)	219,944

Net cash flows provided by operating activities	376,878	891,422

Cash flows from investing activities
Purchases of property and equipment	(17,943)	(35,065)
Issuance of note receivable	(250,000)	- 0 -
Net cash flows used in investing activities	(267,943)	(35,065)

Cash flows from financing activities:
Repurchase of Company stock	(942)	(45,747)
Dividend paid	- 0 -	(207,812)
Net cash flows used in financing activities	(942)	(253,559)

Net increase in cash	107,993	602,798

Cash - beginning of year	1,212,953	610,155

Cash - end of year	$1,320,946	$1,212,953

The accompanying notes are an integral part of these financial statements.

Notes to Financial Statements

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company

Table Trac, Inc. (the Company) was formed under the laws of the State of Nevada in June 1995. The Company has its offices in Minnetonka, Minnesota. The Company has developed and sells an information and management system that automates various aspects of the operations of casino table games, Table Trac™.

The Company provides system sales and technical support to casinos. System sales include installation, custom casino system configuration and training. In addition, license and technical support are provided under an annual license and service contract.

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

Concentrations of Risk

Cash Deposits in Excess of Federally Insured Limits

The Company maintains its cash balances at two financial institutions. Accounts are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company had approximately $738,000 of uninsured cash balances at December 31, 2009.

Major Customers

The following table summarizes significant customer information for the twelve months ended December 31, 2009 and 2008:

	2009		2008
Major Customers	% Sales	% AR	% Sales	% AR
A	33.7%	2.3%	29.3%	19.6%
B	12.7%	12.0%	19.2%	13.8%
C	2.5%	7.8%	12.1%	13.1%
D	10.3%	13.6%	13.8%	13.4%
E	14.7%	9.1%
F	17.5%	32.6%
Totals	91.4%	77.4%	74.4%	59.9%

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

In 2005, the Company began offering its customers contracts with extended payment terms. The Company has established a history of successfully collecting on these contracts under the original payment terms without making concessions. Based on past and current collection history, all sales installment contracts are being recognized in revenue following the “system sales” policy noted above.

Maintenance revenue

Maintenance revenue is recognized ratably over the contract period.

Service revenue

Service revenue is recognized after the services are performed and collection of the resulting receivable is reasonably assured.

Participation revenue

In 2009, the Company began offering new customers a participation-based contract. Revenues were determined and billed monthly based on a percentage of the amount of money processed through the customer’s casino gaming system utilizing the Table Trac software. However, due to collectability not being reasonably assured, participation revenue is not recognized until the cash is collected.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts payable and accrued expenses. Fair value estimates are at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and matters of significant judgment and therefore cannot be determined with precision. The Company considers the carrying values of its financial instruments to approximate fair value due to their short-term nature.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable / Allowance for Doubtful Accounts

Accounts receivable includes regular customer receivables for systems sales and on-going monthly license and maintenance billings which is typically due within 30 days of invoicing. The Company also, at times, depending on the customer’s credit, has systems sales that are financed over a period of 24 to 30 months. Our accounts receivable includes regular customer receivables and amounts from financed contracts due within 12 months. Amounts from these contracts coming due beyond 12 months are recorded as “Accounts receivable financed contracts – long-term.” Our practice for systems sales is to require a down payment, with a portion paid at the time a contract is signed and the remainder either paid 30 days after the system installation is completed or financed generally over a period of either 24 - 30 months. Interest on the financed balance is invoiced monthly. Payments received are applied first against unpaid interest with the remainder applied to unpaid principal.

The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable.  The Company determines the allowance based on historical write-off experience and current knowledge of specific customer matters. The Company reviews its allowance for doubtful accounts monthly. Individual accounts with past due balances over 90 days are specifically reviewed for collectability. All other balances are reviewed on a pooled basis.  Account balances are charged off against accounts receivable, as bad debts, after all means of collection have been exhausted and the potential for recovery is considered remote.

Inventory

Inventory, comprised of finished goods and work in process, is stated at the lower of cost or market. The first-in, first-out cost method is used to value inventory. Inventory is reviewed annually for the lower of cost or market and obsolescence. Any material cost found to be above market value or considered obsolete is written down accordingly. The Company has no obsolescence reserve at December 31, 2009 and 2008.

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

Long-lived Assets

The Company periodically assesses the recoverability of long-lived assets and certain identifiable intangible assets by reviewing for potential impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Income Taxes

Income taxes are provided for using the liability method of accounting. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

The Company accounts for income taxes pursuant to Financial Accounting Standards Board guidance. This guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than not to be sustained upon examination by taxing authorities. The Company believes its income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves, or related accruals for interest and penalties have been recorded at December 31, 2009 and 2008. In accordance with the guidance, the Company has adopted a policy under which, if required to be recognized in the future, interest and penalties related to the underpayment of income taxes will be classified in operating expenses in the statements of operations. The Company has three open years of tax returns subject to examination.

Stock-based Compensation

The Company recognizes the cost of stock-based compensation plans and awards in operations on a straight-line basis over the vesting period of the awards. The Company measures and recognizes compensation expense for all stock-based payment awards made to employees and directors. The compensation expense for the Company’s stock-based payments is based on estimated fair values at the time of the grant.

The Company estimates the fair value of stock-based payment awards on the date of grant using an option pricing model. These option pricing models involve a number of assumptions, including the expected lives of stock options, the volatility of the public market price for the Company’s common stock and interest rates. The Company is using the Black-Scholes option pricing model. Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that are ultimately expected to vest.

Segment Reporting

The Company operates as one reporting segment.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and items defined as other comprehensive income (loss). Items defined as other comprehensive income (loss) include such items as foreign currency translation adjustments and unrealized gains (losses) on certain marketable securities. For the year ended December 31, 2009 and 2008, the Company had no items defined as other comprehensive income (loss).

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

NOTE 2. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following at:

	December 31, 2009	December 31, 2008

Accounts receivable under normal 30 day terms	$339,430	$1,207,424
Financed contracts:
Short-term	430,307	591,072
Current portion of long-term	553,431	207,979
Long-term, net of current portion	236,466	68,045

Total accounts receivable	1,559,634	2,074,520
Less Allowance for doubtful accounts	(182,054)	-0-

	$1,377,580	$2,074,520

A roll-forward of the Company’s allowance for doubtful accounts for the twelve months ended is as follows:

	December 31, 2009	December 31, 2008

Accounts receivable allowance, beginning of period	$-	$-
Provision adjustment during period	265,528	53,648
Write-off of bad debts	(83,474)	(53,648)
Accounts receivable allowance, end of period	$182,054	$0

NOTE 3. INVENTORY

Inventories consisted of the following at:

	December 31, 2009		December 31, 2008
Work in Process	$	- 0 -	$8,850
Finished Goods		189,482	239,748
Totals		$189,482	$248,598

NOTE 4. NOTE RECEIVABLE / INTEREST RECEIVABLE

Note receivable and interest receivable activity for the year ended December 31, 2009 is as follows:

	Note Receivable	Interest Receivable
Balance as of December 31, 2008	$-0-	$-0-
March 2009, customer loan made	250,000
Interest earned for the period March to September 2009	-	101,530
Balances written off to bad debt expense	(250,000)	(101,530)
Balance as of December 31, 2009	$-0-	$-0-

In March 2009, the Company provided a $250,000 loan to a customer to help them get their casino business started. The loan bore interest at an annual rate of 80% and was due September 13, 2009. Beginning September 13, 2009, a $90 per day late fee was assessed for each day the loan remained unpaid. As of September 30, 2009, the Company had accrued interest receivable and late fees of $101,530. During the 4th quarter of 2009, the Company wrote-off the note and interest receivable because the casino customer had been shut down as a result of a court order reversing or re-interpreting the constitutional amendment of 2006 providing for the legality of bingo in the Alabama county where the customer conducted business. In connection with this customer, the Company had also wrote-off $45,800 for past due accounts receivable related to participation revenue earned and unreimbursed expenses.

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at:

	December 31, 2009	December 31, 2008
Office equipment	$19,199	$22,794
Vehicles	46,474	35,065
	65,673	57,859
Less: accumulated depreciation	(31,454)	(29,994)
Property and equipment, net	$34,219	$27,865

Depreciation expense totaled $11,589 and $7,020 for the years ended December 31, 2009 and 2008, respectively.

NOTE 6. OPERATING LEASE

The Company leases its office facilities under a lease agreement which expires May 2011. Future minimum lease payments are as follows:

2010	$45,360
2011	$19,400

Rent expense was $42,019 and $33,500 in 2009 and 2008, respectively.

NOTE 7. STOCKHOLDERS’ EQUITY

In 2008, the Company repurchased 32,200 shares of its common stock for at total purchase cost of $45,747. In January 2009, the Company repurchased 625 additional shares of its common stock for a total purchase cost of $942. On April 14, 2009, the Company issued 31,825 shares of its repurchased stock to its employees through its employee bonus program. The issuance of the 31,825 shares of treasury stock was valued at the trading value of the Company’s common stock at the date of issuance of $1.60 per share or $50,920 in total. The total cost of $51,632, which includes transaction costs of $712, was recognized as stock compensation expense in the Company’s statement of income. The difference between the initial cost of purchase of the treasury stock and the trading value of the reissued treasury stock of $6,365 was recorded as a credit to additional paid-in-capital in the Company’s balance sheet. As of December 31, 2009, the Company holds 1,000 common stock shares in treasury at a total cost of $1,422 for future employee issuances under the bonus program.

In May 2008, the Company issued 6,000 common restricted shares for consultant services with a fair value of $15,750.

Stock Options

In October 2001, the Company implemented an Employee Stock Incentive Plan. This plan provides for the issuance of options to employees to purchase shares of the Company’s common stock at an exercise price at least equal to the fair value of the Company’s common stock at the grant date. These options are exercisable for a period of seven years from the date of grant. The Company has reserved 1,000,000 shares of its common stock for potential issuance under this plan. As of December 31, 2009, 370,000 stock options were available for grants.

The Company recorded $0 of related compensation expense for the years ended December 31, 2009 and 2008 as no options were granted during these years and all previously issued options were fully vested prior to January 1, 2007.

The following is a summary of all activity involving options for the years ended December 31:

	Outstanding and Exercisable Options	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value

Balance, December 31, 2007	337,500	$0.13	3.0

Granted	- 0 -
Exercised	- 0 -
Cancelled	- 0 -

Balance, December 31, 2008	337,500	$0.13	2.0

Granted	- 0 -
Exercised	- 0 -
Cancelled	- 0 -

Balance, December 31, 2009	337,500	$0.13	1.0	$344,250

The aggregate intrinsic value in the table represents the difference between the closing stock price on December 31, 2009 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on December 31, 2009.

NOTE 8. SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest was $0 for the years ended December 31, 2009 and 2008.

Cash paid for income taxes totaled $171,534 and $460,000 for the years ended December 31, 2009 and 2008, respectively.

NOTE 9. INCOME TAXES

The income tax provision consists of the following for the years ended December 31:

	2009	2008
Current tax expense	$44,100	$415,000
Deferred tax expense	(36,000)	334,000
Total income tax expense	$8,100	$749,000

The reconciliation between expected federal income tax rates and the Company’s effective federal tax rates is as follows:

	2009		2008
	Amount	Percent	Amount	Percent
Expected federal tax $	$8,000	34.0%	$655,000	34.0%
State income tax, net of federal tax benefit	1,000	4.4%	85,000	4.4%
Other	(900)	(4.2%)	9,000	.5%
Total	$8,100	34.2%	$749,000	38.9%

The following table summarizes the Company’s deferred tax assets and liabilities at December 31, 2009 and 2008:

	2009		2008
Current deferred tax asset (liabilities):
Deferred revenue	$	- 0 -	$144,000
Accounts payable and accrued expenses		23,000	98,000
Accounts receivable		(599,000)	(766,000)
Allowance for doubtful accounts		70,000
Inventory		(54,000)	(92,000)
Prepaid expenses		(14,000)	(3,000)
Net current deferred tax liability		$(574,000)	$(619,000)
Long-term deferred tax asset:
Book - Tax depreciation		(9,000)	- 0 -
Net deferred tax asset (liability)		$(583,000)	$(619,000)

NOTE 10. EARNINGS PER SHARE

Earnings per share is computed under two different methods, basic and diluted, and is presented for all periods in which statements of operations are presented. Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding.

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the three and nine months ended December 31, 2009 and 2008:

	2009	2008
Basic earnings per share calculation:
Net income to common stockholders	$15,566	$1,177,628
Weighted average number of common shares outstanding	4,162,234	4,159,234
Basic net income per share	$0.004	$0.28

Diluted earnings per share calculation:
Net income to common stockholders	$15,566	$1,177,628
Weighted average number of common shares outstanding	4,162,234	4,159,234

Common stock equivalents:
Stock options	300,815	309,375
Weighted average diluted shares outstanding	4,463,049	4,468,609
Diluted net income per share	$0.003	$0.26

NOTE 11. GEOGRAPHIC CONCENTRATIONS

The Company sells its technologies and services to casinos in the United States, and countries in both Central and South America. For 2009 and 2008, 90% and 64% of the Company’s revenues were from the United States, 8% and 27% from Central America, and 2% and 9% from South America, respectively.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Under the supervision and with the participation of our management, including our chief executive officer/chief financial officer, we conducted an evaluation of the effectiveness, as of December 31, 2009, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer/chief financial officer (CEO/CFO), as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our management has concluded, as discussed below, that material weaknesses existed in our internal control over financial reporting as of December 31, 2009 and as a result, our disclosure controls and procedures were not effective.

Notwithstanding the material weaknesses that existed as of December 31, 2009, our CEO/ CFO has concluded that the financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(e) and 15d-15(f) of the Exchange Act. We have designed our internal controls to provide reasonable, but not absolute, assurance that our financial statements are prepared in accordance with U.S. GAAP. We assess the effectiveness of our internal controls based on the criteria set forth in the Internal Control - Integrated Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission.

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

In performing the assessment, our management identified the following material weaknesses in internal control over financial reporting as of December 31, 2009:

The Company was not adequately monitoring sales cut-off to ensure revenue was recorded in the proper period.

Management’s internal control system is dependent entirely on the founder and a few key employees. As such it has the inherent flaws of lack of segregation of duties and being subject to time constraints of an ever expanding set of demands that are part of growing a business. Consequently, management did not maintain effective control relating to individual monthly closings and monthly financial reporting process in adequately preparing account reconciliations and properly evidencing journal entries. The Company only closes and reports quarterly.

The Company did not have an audit committee with a financial expert that was actively involved with the financial reporting process during 2009 and 2008; therefore, the Company lacks the board oversight role within the financial reporting process. In December 2009, the Company’s shareholder voted in board member Scott Smith, who serves as the audit committee chairman and financial expert. During 2009, the Company formed an audit committee consisting of three independent directors including a financial expert. The audit committee’s first meeting was in January 2010; however, they were only active in the 2009 10-K reporting process.

Due to these material weaknesses, management has concluded that our internal control over financial reporting was not effective as of December 31, 2009. Notwithstanding the material weaknesses that existed as of December 31, 2009, our Chief Executive Officer/Chief Financial Officer has concluded that the financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Changes in Internal Controls

Management has made the following steps to help improve the Company’s control structure:

In 2009, the Company engaged the services of Internal Control and Anti-Fraud Experts (ICAFE) to perform a formal risk assessment and design procedures and controls, and policies along with a plan to remediate the control deficiencies that represent material weaknesses. In addition, ICAFE provided assistance in many of the daily accounting tasks to provide proper separation of duties. Our contract with ICAFE ended in January 2010

In February 2010, the Company engaged KMAS Consulting LLC. (KMAS), who is providing a permanent part time CPA to perform the daily accounting tasks and to insure proper separation of duties and procedures are carried out as we implement remediation of areas that represent material weaknesses. The majority of the preparation of the financial statements was carried out by the KMAS CPA along with the Company’s CEO/CFO. The KMAS CPA prepared routine and non-routine journal entries, processed certain transactions, prepared certain account reconciliations, and prepared interim and annual financial statements (including report combinations and footnote disclosures) in accordance with generally accepted accounting principles with review and approval by the CEO/CFO and with financial expertise oversight of the Company’s new audit committee chairman, Scott Smith. The Company believes it has sufficient personnel resources and technical accounting and reporting expertise within the Company’s financial closing and reporting functions at the time of the preparation of this form 10-K, however the Company has not had the full benefit of this expertise for the full year of operations ended December 31, 2009.

During the fiscal year covered by this report, we developed and began implementing our remediation plans to address the material weaknesses in internal control over financial reporting described in 2008 and 2009. To date, we have made progress towards remediation, including taking steps to:

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

•	provide a mechanism for the submission of anonymous reports, relating to accounting or audit irregularities, directly to our independent director and legal counsel;

·	provide our internal audit consultant with direct access to our independent directors and legal counsel;

•
included our internal audit consultant in quarterly meetings of our board of directors to provide a status update on our remediation plan development and implementation as well as the effectiveness of our internal controls;

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

We were unable to conclude that the material weaknesses described in our Annual Report on Form 10-K for the year ended December 31, 2008 and 2009 were effectively remediated as of December 31, 2009 due to the fact that (i) less than the entire remediation plan has been developed and implemented and (ii) an insufficient period of time has passed for management to test and document the effectiveness of those controls which have been newly created as part of the remediation plan (as summarized above).

Attestation Report

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The executive officers and directors of the Company, with a brief description, are as follows:

Name	Age	Position	Independent Director
Chad B. Hoehne	48	Chairman, CEO, CFO, Director
Mr. Hoehne is the Chairman, President and founder of the Company. He has a B.S. degree in Business Administration, Finance and computer minor from Minnesota State University. Mr. Hoehne founded Table Trac, Inc. in 1994 after working nine years for a successful Minneapolis electronics manufacturer and software company.
			NO

Robert R Siqveland	66	Secretary, Director
Mr. Siqveland is employed by Table Trac, Inc. as Director of Marketing. Mr. Siqveland has served as Corporate Secretary on the Company’s Board of Directors since 1999. Prior to joining Table Trac, Mr. Siqveland was an investment advisor and venture capitalist for 25 years, providing “seed capital” and management to over 30 companies. Mr. Siqveland graduated from the University of Minnesota in 1967 with a Bachelor of Arts degree in history and participated in the ROTC program. Upon graduation, Mr. Siqveland was awarded his commission in the United States Army, achieved the rank of Captain, and commanded an Artillery Battery.
			NO

Thomas J.Oliveri	51	Director
Thomas J. Oliveri is President and Chief Operating Officer of Clear Skies Solar, Inc. and has served in that capacity since April 14, 2008. Mr. Oliveri has 25 years of experience as a global executive directing and managing all aspects of business operations, strategic planning, engineering, marketing, sales, operations, accounting, HR, and IT functions with working experience in the United States, Europe, Asia, Russia, Australia, South America, and South Africa. Since 2006, Mr. Oliveri has led a corporate turnaround effort as the Head of the Equipment Flow division of Sulzer Metco, Inc., a worldwide leader in the thermal spray industry. From 1999 to 2006, Mr. Oliveri served in a variety of executive roles, eventually rising to CEO, at Global Payment Technologies, Inc., a currency validation manufacturer. From 1986 through 2000, Mr. Oliveri served in a variety of executive management positions at manufacturing companies around the world. Mr. Oliveri has a Bachelor of Science from SUNY Oswego and a Master of Science from SUNY Stony Brook. Mr. Oliveri has been a director at Table Trac since 2006.
			YES

Glenn Goulet	51	Director
 Mr. Goulet is a seasoned market researcher with more than 20 years strategic research experience, including early research stints at ABC News, the Republican National Committee and Market Strategies, Inc., the 19th largest market research firm in the United States. He has served on the polling teams of two U.S. Presidents. In 1992, Mr. Goulet conducted his first market research study for the gaming industry—a comprehensive pre-opening market study for the MGM Grand in Las Vegas. For three years he was a member of the market research team at GTECH Corporation, the world’s leading online lottery technology provider. Over the years he has conducted hundreds of gaming research studies, including the annual Americans Respond to Gaming Survey and The World Player, a psychographic look at gaming across several continents. From 2000 until 2005, he served at Multimedia Games as Senior Vice President of Market Research, where he was responsible for the market research efforts of new Class II and Class III games, gaming systems and technologies. In June 2005, Mr. Goulet founded Gaming Strategies + Insights, LLC, a market research firm focused on providing commercial and Native American casinos, gaming manufacturers and gaming technology providers with research-driven blueprints for developing revenue-generating marketing and operational strategies and continues to operate that company today. In November 2008, Mr. Goulet joined INTRALOT, a $1.5 billion gaming technology provider with operations on five continents, where he remains today. At INTRALOT, he serves as Corporate Director of Market Research leading the company’s research efforts in the United States and is primarily focused on the lottery and video lottery gaming markets. He is a member of the editorial board of Casino Journal magazine, has written numerous articles on gaming and is a frequent speaker at gaming-related trade shows and conferences. Mr. Goulet has been a director at Table Trac since December 2009.
			YES

Scott E. Smith	53	Director, Audit Committee Chairman
 Mr. Smith serves as a senior advisor to Noble Ventures Group, working with best-in-class companies to help them grow rapidly and profitably. He was previously employed from 2002 until 2009 by F-2 Intelligence Group (“F-2”), a company engaged in providing critical insights to multinational corporations and private equity clients on a broad range of strategic issues. From 2002 to 2004, Mr. Smith served as F-2’s Director of Corporate Accounts, where he was responsible for selling strategic consulting services primarily to Fortune 500 companies and from 2004 to 2009, he served as F-2’s Regional Director of Sales for Private Equity, where he sold market and competitive intelligence consulting services to private equity firms. Prior to joining F-2, Mr. Smith was employed by the accounting firm Arthur Andersen for 23 years and served the last ten years as an audit partner. Mr. Smith is a Certified Public Accountant and a Certified Management Accountant. Since 2006, Mr. Smith has been a director for ProUroCare Medical, Inc. (PUMD.OB), a development-stage medical technology company engaged in developing innovative products for the detection and characterization of male urological prostate disease, where he also serves as Chairman of the Audit Committee. Mr. Smith has been a director at Table Trac since December 2009.
			YES

The directors of the Company are elected annually by the stockholders for a term of one year or until their successors are elected and qualified.

Item 11. - EXECUTIVE COMPENSATION.

During the years ended December 31, 2009 and 2008, certain officers were compensated for their role as executive officers.

In 2009, and since 2002, Mr. Hoehne has fulfilled the duties of chief executive officer, chief financial officer, corporate administrator, performing the corporate accounting and finance activities, chairman and president in addition to programming and technology development. For fulfilling these responsibilities the total executive compensation was $376,144 which includes board member compensation, along with 5,000 shares of common stock valued at $8,000 for the year ended December 31, 2009 and $330,000 for the year ended December 31, 2008.

In 2008, and since 2002, Mr. Siqveland has fulfilled the duties of corporate secretary, customer services, installation training and corporate development, as well as National Sales Manager. For fulfilling these responsibilities, the total executive compensation for the year ended December 31, 2009 was $98,014 which includes health plan coverage along with 5,825 shares of common stock valued at $9,320 and $86,820 of salary for the year ended December 31, 2008.

As of the date of this Annual Report, Table Trac Inc. does not offer its executive employees any pension, annuity, insurance, profit sharing or similar benefit plans other than our Stock Incentive Plan. Executive compensation is subject to change concurrent with our requirements. We do not have employment agreements with any of our officers but we may enter into such agreements with our senior executive officers in the future. We do not currently have a compensation committee. Decisions as to compensation are made from time-to-time by our Board of Directors with no established policies or formulas. At our most recent 2010 board meeting, we created a compensation committee with the responsibility for making such decisions.

We have no long-term incentive plans in place; therefore, there were no awards made under any long-term incentive plan to any of the above executive officers during fiscal years ended December 31, 2009 and 2008.

Stock Options and Grants in 2009

The Company did not grant any stock options in 2009 or 2008.

Outstanding Options Table

Name	Employee Stock Options Exercisable	Employee Stock Options Unexercisable	Option Exercise Price	Option Expiration Date
Chad and Sally Hoehne	157,500	- 0 -	$0.125	12/31/2010
Robert Siqveland, Director	80,000	- 0 -	$0.125	12/31/2010
Directors and Officers as a group	237,500

Item 12. Security Ownership of Certain Beneficial Owners and Management.

As of December 31, 2009, there are 4,162,234 shares of the Company’s common shares outstanding. The following table sets forth the information as of December 31, 2009 as to the ownership of each person who, as of this date, owns of record, or is known by the Company to own beneficially, more than five percent of the Company’s common stock, and in addition, by each director and executive officer of the Company, and by all directors and executive officers as a group.

Name	Shares of Common Stock	Percent of Ownership
Chad Hoehne, CEO and Director	1,138,600	27.39%
Robert Siqveland, Director	170,500	4.10%
Thomas Oliveri, Director	20,000	0.48%
Scott E. Smith, Director	19,500	0.47%
Directors and Officers as a group	1,348,600	32.44%

Unrelated Parties
Doucet capital, LLC	368,177	8.8%

Item 13. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors, and persons who own more than ten percent of any registered class of the Company’s equity securities (in our case, our common stock), to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater-than-ten-percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on review of the copies of the Forms 3, 4 and 5 (and amendments thereto) that we received or are aware of with respect to transactions during fiscal 2008, we believe that the Company’s officers, directors and greater-than-ten-percent beneficial owners complied with all applicable Section 16(a) filing requirements.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent auditor, Moquist Thorvilson Kaufmann Kennedy and Pieper, LLC (MTK) formerly Carver Moquist & O’Connor, LLC (CMO), billed for the following services:

	2009	2008
Audit fees, including quarterly review of Form 10-Q	$48,603	$51,387
Tax fees	8,222	3,652
Audit-related fees	1,779	-
	$58,604	$55,039

During 2008, the Company did not have an audit committee. During 2009, the shareholders voted 2 additional board members and the Company now has an audit committee composed of 3 independent directors. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. As a result, we do not rely on established pre-approval policies and procedures.

PART IV

Item 15. - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K.

(a) Included herein at part II, Item 8 are the Financial Statements and the Report of the Independent Registered Public Accounting Firm.

(b) The Company had no events to report on Form 8-K in 2009.

(c) There are no exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2010

TABLE TRAC, INC.

Table Trac, Inc.

/s/ Chad B. Hoehne

Chad B. Hoehne, Chief Executive Officer /
Chief Financial Officer