Form 10-Q
period 2010-03-31
TABLE TRAC INC
filed 2010-05-17
CIK 1090396

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

As of May 12, 2010, the registrant had outstanding 4,162,234 shares of common stock, $.001 par value per share.

Table Trac, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TABLE TRAC, INC.

CONTENTS

Page

CONDENSED FINANCIAL STATEMENTS

Condensed Balance Sheets	3

Condensed Statements of Operations	4

Condensed Statements of Cash Flows	5

Notes to Condensed Financial Statements	6

TABLE TRAC, INC.
CONDENSED BALANCE SHEETS (Unaudited)

	March 31, 2010	December 31, 2009

ASSETS

CURRENT ASSETS:
Cash	$1,543,051	$1,320,946
Accounts receivable, net of allowance for doubtful accounts of $182,054 at March 31, 2010 and December 31, 2009	780,031	1,141,114
Inventory	213,801	189,482
Prepaid expenses	47,224	34,219
Other current assets	10,307	5,039
Income taxes receivable	68,506	172,434
TOTAL CURRENT ASSETS	2,662,920	2,863,234

Patent, net of accumulated amortization	9,485	9,826
Property and equipment, net of accumulated depreciation	32,671	34,219
Other long term assets	2,060	-
Long-term accounts receivable – financed contracts	149,248	236,466
TOTAL ASSETS	$2,856,384	$3,143,745

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$80,666	$139,697
Accrued payroll and related withholdings	90	-
Deferred tax liability	419,000	574,000
TOTAL CURRENT LIABILITIES	499,756	713,697

LONG-TERM LIABILITIES:
Deferred tax liability	9,000	9,000
TOTAL LIABILITIES	508,756	722,697

STOCKHOLDERS' EQUITY:
Common stock, 0.001 par value; 5,000,000 shares authorized: 4,162,234 shares issued and outstanding at March 31, 2010 and December 31, 2009	4,162	4,162
Additional paid-in capital	1,404,619	1,404,619
Retained earnings	940,269	1,013,689
	2,349,050	2,422,470
Treasury stock, 1,000 shares (at cost) at March 31, 2010 and December 31, 2009	(1,422)	(1,422)
TOTAL STOCKHOLDERS’ EQUITY	2,347,628	2,421,048

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,856,384	$3,143,745

See notes to condensed financial statements.

TABLE TRAC, INC.
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31, 2010	March 31, 2009

Revenues	$368,165	$1,144,846

Cost of sales	31,535	135,597

Gross profit	336,630	1,009,249

Operating Expenses:
Selling, general and administrative	477,173	431,947
Income (loss) from operations	(140,543)	577,302

Interest income	22,132	14,050

Net income (loss) before taxes	(118,411)	591,352

Income tax expense (benefit)	(44,991)	230,484

Net income (loss)	$(73,420)	$360,868

Basic earnings (loss) per common share	$(0.018)	$0.087

Weighted-average basic shares outstanding	4,162,234	4,162,234

Diluted earnings (loss) per common share	$(0.018)	$0.081

Weighted-average diluted shares outstanding	4,162,234	4,479,645

See notes to condensed financial statements.

TABLE TRAC, INC.
CONDENSED STATEMENTS OF CASH FLOW (Unaudited)

	Three Months Ended
	March 31, 2010	March 31, 2009

OPERATING ACTIVITIES:
Net income (loss)	$(73,420)	$360,868
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,417	2,859
Deferred income taxes	(155,000)	181,000
Changes in operating assets and liabilities:
Accounts receivable	448,301	92,826
Other current assets	(5,268)	-
Inventory	(24,319)	22,286
Prepaid expenses	(13,005)	(8,100)
Income taxes receivable	103,928	(2,000)
Deferred system sales costs	-	(76,779)
Accounts payable	(59,031)	(145,231)
Accrued payroll and related withholding liabilities	90	6,025
Deferred revenue	-	(389,297)
Net cash provided by operating activities	226,693	44,457

INVESTING ACTIVITIES:
Purchase of domain name	(2,060)	-
Purchase of equipment	(2,528)	-
Issuance of note receivable	-	(250,000)
Net cash used in investing activities	(4,588)	(250,000)

FINANCING ACTIVITIES:
Repurchase of Company stock	-	(942)
Net cash used in financing activities	-	(942)

NET INCREASE (DECREASE) IN CASH	222,105	(206,485)
Cash - Beginning of period	1,320,946	1,212,953
Cash - End of period	$1,543,051	$1,006,468

See notes to condensed financial statements.

TABLE TRAC, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Nature of Business and Summary of Significant Accounting Policies –

Basis of Presentation

The accompanying unaudited condensed financial statements of Table Trac, Inc. (Table Trac) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of March 31, 2010 and the statements of operations and cash flows for the three months ended March 31, 2010 and 2009 are unaudited but include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Table Trac Annual Report on Form 10-K, for the year ended December 31, 2009.

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

Participation revenue

In 2009, the Company began offering new customers a participation-based contract. Revenues were originally determined and billed monthly based on a percentage of the amount of money processed through the customer’s casino gaming system utilizing the Table Trac software. After discussion with the SEC, the Company changed its revenue recognition policy for these contracts to record revenue at the time of cash collection.

Accounts Receivable / Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount. Accounts receivable include regular customer receivables and amounts from financed contracts coming due within 12 months. Amounts from financed contracts coming due beyond 12 months are recorded as "Long-term accounts receivable - financed contracts".  An allowance for doubtful accounts is recorded when the Company believes the amounts will not be collected. Management believes that receivables, net of the allowance for doubtful accounts are fully collectible. While the ultimate result may differ, management believes that any write-off not allowed for will not have a material impact on the Company's financial position.

Major Customers

The following table summarizes significant customer information for the three months ended March 31, 2010 and 2009:

	2010		2009
Customer	% Sales	% AR	% Sales	% AR
A	33.66%	2.33%	29.26%	19.60%
B	12.68%	12.01%	19.15%	13.80%
C	2.53%	7.80%	12.08%	13.10%
D	10.27%	13.56%	13.83%	13.40%
E	14.75%	9.13%	-	-
F	17.46%	32.53%	-	-

Inventory

Inventory, comprised of finished goods and work-in-process, is stated at the lower of cost or market. The first-in, first-out cost method is used to value inventory. Inventory is reviewed annually for the lower of cost or market and obsolescence. Any material cost found to be above market value or considered obsolete is written down accordingly. The Company had no obsolescence reserve at March 31, 2010 and December 31, 2009.

Recent Accounting Pronouncements

In October 2009, the FASB issued an update to existing guidance on revenue recognition for arrangements with multiple deliverables and deliverables that include software elements effective for fiscal years beginning on or after June 15, 2010.  This update will allow companies to allocate consideration received for qualified separate deliverables using estimated selling price for both delivered and undelivered items when vendor-specific objective evidence or third-party evidence is unavailable.  Additional disclosures discussing the nature of multiple element arrangements, the types of deliverables under the arrangements, the general timing of their delivery, and significant factors and estimates used to determine estimated selling prices are required. The Company will adopt this update for new revenue arrangements entered into or materially modified beginning January 1, 2011; there have been no new arrangements for 2010. Our adoption of this update is not expected to have a material impact on our financial statements.
.
2.	Accounts Receivable –

Accounts receivable consisted of the following at March 31, 2010 and December 31, 2009:

	2010	2009

Accounts receivable under normal 30 day terms	$498,219	$339,430
Financed contracts:
Short-term	224,071	430,307
Current portion of long-term	239,795	553,431
Long-term, net of current portion	149,248	236,466
Total accounts receivable	1,111,333	1,559,634
Less: allowance for doubtful accounts	(182,054)	(182,054)
Accounts receivable, net	$929,279	$1,377,580

The entire allowance account at March 31, 2010 and December 31, 2009 consists of one international customer’s contract balance. A roll-forward of the Company’s allowance for doubtful accounts for the three months ended March 31, 2010 and December 31, 2009 is as follows:

	For the three months ended March 31, 2010	For the year ended December 31, 2009
Accounts receivable allowance, beginning of period	$182,054	$-
Provision adjustment during period	-	265,528
Write-off of bad debt	-	(83,474)
Accounts receivable allowance, end of period	$182,054	$182,054

3.	Inventory –

Company inventories consisted of the following at:

	March 31, 2010	December 31, 2009
Raw materials	$-	$-
Work-in-process	-	-
Finished goods	213,801	189,482
Obsolescence reserve	-	-
Total	$213,801	$189,482

4.	Stockholders’ Equity –

Stock options

In October 2001, the Company implemented an Employee Stock Incentive Plan. This plan provides for the issuance of options to employees to purchase shares of the Company's common stock at an exercise price at least equal to the fair value of the stock at the grant date. These options are exercisable for a period of seven years from the date of grant. Table Trac has reserved 1,000,000 shares of its common stock for potential issuance under this plan. As of March 31, 2010, 370,000 stock options were available for grants.

Table Trac uses the Black-Scholes-Merton option-pricing model as a method for determining the estimated fair market value for employee stock awards. Compensation expense for employee stock awards is recognized on a straight-line basis over the vesting period of the award. The Company recorded $0 of related compensation expense for the three months ended March 31, 2010 and 2009, respectively.

There were 337,500 options outstanding and exercisable at March 31, 2010 and December 31, 2009 with an average exercise price of $0.125, which expire October 10, 2010. The options had an aggregate intrinsic value of $430,313 at March 31, 2010 which is equal to the difference in the closing stock price on that date and the exercise price multiplied by the number of in-the-money options that would have been received had all options been exercised on March 31, 2010.

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

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Based on its evaluation, it has concluded that there are no significant unrecognized tax positions. The Company’s evaluation was performed for the tax years ended December 31, 2004 through 2009, the tax years that remain subject to examination by major tax jurisdictions as of March 31, 2010. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to its financial results. In accordance with current guidance, the Company classifies interest and penalties as a component of operating expense.

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

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31
	2010	2009
Basic earnings per share calculation:
Net income (loss) to common stockholders	$(73,420)	$360,868
Weighted average number of common shares outstanding	4,162,234	4,162,234
Basic net income (loss) per share	(0.018)	0.087

Diluted earnings per share calculation:
Net income (loss)	$(73,420)	$360,868
Weighted average number of common shares outstanding	4,162,234	4,162,234

Common stock equivalents:
Stock options	(1)	317,411
Weighted average diluted shares outstanding	4,162,234	4,479,645
Diluted net income (loss) per share	(0.018)	0.081

(1)  Stock options outstanding of 337,500 were not included in the calculation as they would have been anti-dilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below should be read in conjunction with our audited  financial statements, and notes thereto, contained in our Form 10-K filed with the SEC on March 31, 2010 relating to our year ended December 31, 2009.

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

We are able to offer our customers systems with functionality comparable to our larger competitors at a significantly lower price point by utilizing innovative technology and programming resources. We have over twelve years of on-table experience, more than eight years of customer reward and loyalty program experience, and tens of millions of continuous gaming machine operation monitoring hours. We are favorably positioned to compete for a broader cross section of casinos seeking to reduce their systems cost while improving the reliability and accountability of their operations.

Discussion of Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate these estimates on an on-going basis, including those related to revenue recognition, bad debts, inventory valuation, intangible assets, and income taxes. We base these estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies, estimates and judgments that we believe have the most effect on the reported financial position and results of operations are as listed below. This section should also be read in conjunction with Note 1 in our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Participation Revenue

In 2009, the Company began offering new customers a participation-based contract. Revenues were originally determined and billed monthly based on a percentage of the amount of money processed through the customer’s casino gaming system utilizing the Table Trac software. After discussion with the SEC, the Company changed its revenue recognition policy for these contracts to record revenue at the time of cash collection.

Inventory

Inventory comprised of finished goods and work in process is stated at the lower of cost or market. The first-in, first-out cost method is used to value inventory. Inventory is reviewed annually for the lower of cost or market and obsolescence. Any material cost found to be above market value or considered obsolete is written down accordingly.

Accounts Receivable

Accounts receivable includes regular customer receivables and amounts from financed contracts coming due within 12 months. Amounts from financed contracts coming due beyond 12 months are recorded as "Long-term accounts receivable - financed contracts ".  Our accounts receivable also includes an allowance for doubtful accounts.

Results of Operations - Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

For the three months ended March 31, 2010, the loss from operations was ($73,420) compared to income from operations of $360,868 for  2009. The major components of revenues, cost of sales, and selling, general and administrative expenses are discussed below.

Revenues

For the three months ended March 31, 2010, revenues totaled $368,165 compared to $1,144,846 for 2009.  The following table summarizes our revenues for the three months ended March 31, 2010 and 2009, respectively:

	Three Months Ended March 31,
	2010	2009

System sales	$-	$916,687
License and maintenance fees	235,271	214,030
Other sales	132,894	14,129
Total revenues	$368,165	$1,144,846

For the three months ended March 31, 2010, we generated $0 in system sales compared to $916,687 for 2009.  The decrease was due to the absence of any new installation work, in the current period.  In comparison, the corresponding period from the prior year involved a significant amount of system installation work.  Conversely, for the three months ended March 31, revenues from license and maintenance fees increased from $214,030 for 2009 to $235,271 for 2010 due to more of our systems being in service.  Lastly, for the three months ended March 31, other sales, which includes sales of printers, kiosk software, mailing services, and consulting services generated $132,894, 2010 compared to $14,129 for 2009.

Cost of Sales

For the three months ended March 31, cost of sales decreased from $135,597 for 2009 to $31,535 for 2010.  This is consistent with completion of system installations during the three months ended March 31, 2009 compared to the absence of any installations for 2010. For the three months ended March 31, the Company's gross profit was 91.4% and 88.2% for 2010 and 2009, respectively. This increase is primarily due to the absence of system installations completed during the current period compared to the larger system installation completed a year ago; system sales will have a lower gross profit compared to our license and maintenance fee revenue. The following table summarizes our cost of sales for the three months ended March 31, 2010 and 2009, respectively:

	Three Months Ended March 31,
	2010	2009

System sales	$-	$135,597
Other sales	31,535	-
Total cost of sales	$31,535	$135,597

Selling, General and Administrative Expenses

For the three months ended March 31, 2010, selling, general and administrative expenses were $477,173 compared to $431,947 for 2009.  Our most significant changes in operating expenses related to professional fees, sales and marketing, insurance, research and development, and salaries and benefits expenses. A discussion of the various components of our operating expenses for the three months ended March 31, 2010 appears below:

Professional Fees.  Professional fees for accounting services, legal services and product support aggregated to $85,274 for the three months ended March 31, 2010 versus $48,557 for 2009. We have realized an increase in professional fees for accounting related to our status as a public reporting company and our efforts to prepare for the internal control attestation requirement.  We expect professional fees to increase throughout the remainder of 2010 as we concentrate our Sarbanes-Oxley compliance efforts on remediating previously disclosed deficiencies.

Sales and Marketing. Our expenses related to sales and marketing efforts increased from $20,373 for the three months ended March 31, 2009 to $29,096 for 2010 due to increased marketing efforts related to the sale of our systems and expansion of our service offerings to existing customers.

Insurance. For the three months ended March 31, 2010, our insurance expenses increased to $27,285 compared to $15,864 for 2009.  Included are several new insurances for 2010 – dental, directors & officers, employment practices and fiduciary liability. Our health insurance and worker comp insurance premiums also increased for 2010.

Research and Development.  Our research and development costs for the three months ended March 31, 2010 increased to $39,326 compared to $34,746 for the same period in 2009.

Salaries and Benefits. Payroll and related costs were $252,489 compared to $266,243 for the three months ended March 31, 2010 and 2009, respectively. Decreased salaries and benefits expense of $13,754 resulted primarily from the $16,128 decrease in bonuses paid. We expect that, with anticipated growth in our service offerings as well as an increase in the number of customers, these salaries and benefits will increase.

Interest Income

Interest income for the three months ended March 31, 2010 was $22,132 compared to $14,050 for 2009.  This increase is due somewhat to a higher and more consistent cash balance, but primarily is related to the financed contracts interest earned.

Income Tax Expense / Benefit

The income tax benefit for the first quarter of 2010 of $44,991 which was calculated at a 38.0% effective rate compared to the first quarter of 2009 income tax expense of $230,484 which was calculated at a 38.9% effective rate.

Net Income (Loss)

For the three months ended March 31 the net loss before taxes was ($118,411) for 2010, compared to net income before taxes of $591,352 for 2009. The decrease is due to a reduction in revenue stemming from the absence of installations during the first quarter 2010.  The basic earnings (loss) per share was ($0.018) and $0.087 for the three months ended March 31, 2010 and 2009, respectively.

Backlog

The Company’s backlog generally consists of future system installations and expansion of offerings for currently installed and supported systems.  These expanded offerings can include kiosks, in-casino broadcast advertising, and electronic marketing to casino patrons.

The Company is currently working with gaming establishments in eight US states, as well as countries in Central and South America to purchase new systems and expand service offerings for existing customers.  Currently, we have two system installation contracts in our backlog that we anticipate completing in June 2010.

Liquidity and Capital Resources

Summary cash flow data is as follows:

	Three Months Ended March 31,
	2010	2009
Cash flows provided (used) by :
Operating activities	$226,693	$44,457
Investing activities	(4,588)	(250,000)
Financing activities	-	(942)
Net increase (decrease) in cash	222,105	(206,485)
Cash, beginning of period	1,320,946	1,212,953
Cash, end of period	$1,543,051	$1,006,468

At March 31, 2010, we had cash of $1,543,051 compared to cash of $1,320,946 on December 31, 2009. The $222,105 increase in cash stems primarily from collections of accounts receivable in 2010, offset partially by the loss from operations, purchase of inventory and paying down some accounts payable. Changes in cash flows from operating activities primarily stem from the decrease in accounts receivable, which is attributable to both collections and a lower sales volume for 2010. Changes in cash flows in investing activities relate to a $250,000 loan to one of our customers during the three months ended March 31, 2009 compared to some small asset purchases totaling $4,588 for 2010.

There are no known trends, events or uncertainties that are likely to have a material impact on our short or long-term liquidity. The primary source of liquidity in both the short and long-term will be system sales, the resulting license and maintenance fees from existing systems, sales of printers, kiosk software, mailing services, and consulting services. We anticipate the ability to manage expenses and cash flow so monthly obligations will be satisfied by cash flow from operations. We believe the Company has adequate cash to meet its obligations and continue operations for both existing and future customers as well as ongoing sales efforts and product development.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of March 31, 2010.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4T. Controls and Procedures

Material Weaknesses Previously Disclosed

As discussed in Item 9A of our 2009 Annual Report on Form 10-K, as of December 31, 2009, we identified certain material weaknesses relating to our accounting policies and procedures, board of director financial oversight, lack of segregation of duties, financial close and reporting and internal financial expertise.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer/Chief Financial Officer (CEO/CFO) evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered in this report. Taking into account the material weaknesses previously disclosed, which have not been remediated as of the end of the period covered by this Quarterly Report, our CEO/CFO concluded that our disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms and did not ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act was accumulated and communicated to our management, including our CEO/CFO, as appropriate, to allow timely decisions regarding required disclosure.

As a result of this conclusion, the financial statements for the period covered by this report were prepared with particular attention to the material weaknesses previously disclosed. Notwithstanding the material weaknesses in internal controls which continue to exist as of March 31, 2010, our CEO/CFO concluded that the financial statements included in this Form 10-Q present fairly, the financial position, results of operations and cash flows of the Company as required for interim financial statements.

Changes in Internal Control over Financial Reporting

Management has made the following steps to help improve the Company’s control structure:

In February 2010, the Company engaged KMAS Consulting LLC (KMAS), who is providing a permanent part-time CPA to perform the daily accounting tasks and to ensure proper separation of duties and procedures are carried out as we implement remediation of areas that represent material weaknesses. The majority of the preparation of the financial statements was carried out by the KMAS CPA along with the Company's CEO/CFO. The KMAS CPA prepared routine and non-routine journal entries, processed certain transactions, prepared certain account reconciliations, and prepared interim financial statements (including report combinations and footnote disclosures) in accordance with generally accepted accounting principles with review and approval by the CEO/CFO. The Company believes it has sufficient personnel resources and technical accounting and reporting expertise within the Company's financial closing and reporting functions at the time of the preparation of this form 10-Q, having had the full benefit of this expertise for the quarter of operations ended March 31, 2010.

During the quarter covered by this report, we developed and began implementing our remediation plans to address the material weaknesses in internal control over financial reporting described in 2009. To date, we have made progress towards remediation, including taking steps to:

•	added a financial expert to our board of directors, who has subsequently resigned in April 2010, as reported in our 8K filed April 23, 2010;
•	established committees of our board of directors, including an audit committee, responsible for oversight of our internal controls and accounting transactions;
•
increased the frequency of our board of directors meetings and actively engaged our directors in the provision of oversight of our internal controls and the review of complex or unusual accounting transactions;

•	provided a mechanism for the submission of anonymous reports, relating to accounting or audit irregularities, directly to an independent director and legal counsel;
•	provided our internal audit consultant with direct access to our independent directors and legal counsel;
•
executed timely preparation of balance sheet account reconciliations accompanied by sufficient supporting documentation and review and approval for validity, completeness and accuracy performed by a competent accounting professional;

•	formalized journal entry preparation and review process to include sufficient supporting documentation and proper review and approval prior to recording; and
•	implemented a formal financial reporting process that includes review of the financial statements by the full board of directors prior to filing with the SEC.

We were unable to conclude that the material weaknesses described in our Annual Report on Form 10-K for the year ended December 31, 2009 were effectively remediated as of March 31, 2010 due to the fact that (i) less than the entire remediation plan has been developed and implemented and (ii) an insufficient period of time has passed for management to test and document the effectiveness of those controls which have been newly created as part of the remediation plan (as summarized above).

PART II. OTHER INFORMATION

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

Dated: May 14, 2010	Table Trac, Inc.
(Registrant)

	By:	/s/ Chad Hoehne
Chad Hoehne
President, Chief Executive Officer and Chief Financial Officer