Form 10-Q
period 2010-06-30
TABLE TRAC INC
filed 2010-08-16
CIK 1090396

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010 or

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

As of August 16, 2010, the registrant had outstanding 4,229,805 shares of common stock, $.001 par value per share.

Table Trac, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TABLE TRAC, INC.

CONTENTS

Page

CONDENSED FINANCIAL STATEMENTS

Condensed Balance Sheets	3

Condensed Statements of Operations	4

Condensed Statements of Cash Flows	5

Notes to Condensed Financial Statements	6

TABLE TRAC, INC.
CONDENSED BALANCE SHEETS (Unaudited)

	June 30, 2010	December 31, 2009
Cash	$1,440,614	$1,320,946
Accounts receivable, net of allowance for doubtful accounts of $182,054 at June 30, 2010 and December 31, 2009	675,378	1,141,114
Inventory	317,419	189,482
Prepaid expenses	106,294	34,219
Other current assets	610	5,039
Income taxes receivable	146,675	172,434
TOTAL CURRENT ASSETS	2,686,990	2,863,234

Patent, net of accumulated amortization	9,144	9,826
Property and equipment, net of accumulated depreciation	57,101	34,219
Other long term assets	2,060	-
Long-term accounts receivable – financed contracts	74,261	236,466
TOTAL ASSETS	$2,829,556	$3,143,745

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$73,481	$139,697
Accrued expenses	2,180	-
Deferred revenue	40,000	-
Deferred tax liability	365,000	574,000
TOTAL CURRENT LIABILITIES	480,661	713,697

LONG-TERM LIABILITIES
Deferred tax liability	9,000	9,000
TOTAL LIABILITIES	489,661	722,697

STOCKHOLDERS' EQUITY
Common stock, 0.001 par value; 5,000,000 shares authorized: 4,229,805 and 4,162,234 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	4,230	4,162
Additional paid-in capital	1,522,801	1,404,619
Retained earnings	814,286	1,013,689
	2,341,317	2,422,470
Treasury stock, 1,000 shares (at cost) at June 30, 2010 and December 31, 2009	(1,422)	(1,422)
TOTAL STOCKHOLDERS’ EQUITY	2,339,895	2,421,048

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,829,556	$3,143,745

See notes to condensed financial statements.

TABLE TRAC, INC.
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Revenues	$456,822	$1,045,449	$824,987	$2,190,295

Cost of sales	57,829	378,882	89,364	514,479

Gross profit	398,993	666,567	735,623	1,675,816

Operating Expenses:
Selling, general and administrative	611,738	646,853	1,088,911	1,078,800
Income (loss) from operations	(212,745)	19,714	(353,288)	597,016

Interest income	13,338	71,702	35,470	85,752

Net income (loss) before taxes	(199,407)	91,416	(317,818)	682,768

Income tax expense (benefit)	(73,424)	31,066	(118,415)	261,550

Net (loss) income	$(125,983)	$60,350	$(199,403)	$421,218

Basic earnings (loss) per common share	(0.030)	0.014	(0.048)	0.101

Weighted-average basic shares outstanding	4,212,727	4,162,234	4,187,620	4,162,234

Diluted earnings (loss) per common share	(0.030)	0.013	(0.048)	0.094

Weighted-average diluted shares outstanding	4,212,727	4,477,530	4,187,620	4,478,587

See notes to condensed financial statements.

TABLE TRAC, INC.
CONDENSED STATEMENTS OF CASH FLOW (Unaudited)
	Six Months Ended June 30,
	2010	2009

OPERATING ACTIVITIES
Net income (loss)	$(199,403)	$421,218
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,552	5,717
Deferred income taxes	(209,000)	209,000
Allowance for doubtful accounts receivable	-	138,500
Non-cash stock compensation expense	47,374	51,632

Changes in operating assets and liabilities:
Accounts receivable	627,941	5,535
Interest receivable	-	(58,919)
Inventory	(127,937)	66,197
Prepaid expenses and other assets	3,230	(29,098)
Deferred system sales costs	-	(72,939)
Accounts payable	(66,216)	(59,498)
Accrued expenses	2,180	(21,434)
Deferred revenue	40,000	(389,297)
Income taxes receivable / payable	25,759	(115,000)
Net cash provided by operating activities	153,480	151,614

INVESTING ACTIVITIES
Issuance of note receivable	-	(250,000)
Purchase of domain name	(2,060)	-
Purchase of property & equipment	(31,752)	-

Net cash used in investing activities	(33,812)	(250,000)

FINANCING ACTIVITIES
Repurchase of Company stock	-	(942)

Net cash used in financing activities	-	(942)

NET INCREASE (DECREASE) IN CASH	119,668	(99,328)

CASH
Beginning of period	1,320,946	1,212,953
End of period	$1,440,614	$1,113,625

See notes to condensed financial statements.

TABLE TRAC, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Nature of Business and Summary of Significant Accounting Policies –

Basis of Presentation

The accompanying unaudited condensed financial statements of Table Trac have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of June 30, 2010 and the statements of operations and cash flows for the three and six months ended June 30, 2010 and 2009 are unaudited but include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Table Trac Annual Report on Form 10-K for the year ended December 31, 2009.

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

System sales, which are accounted for as multiple-element arrangements, include multiple products and/or services. For multiple-element arrangements, the Company allocates the revenue to each element based on their estimated value and recognizes the associated revenue when all revenue recognition criteria have been met for each element.

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

Participation revenue

In 2009, the Company began offering certain new customers a participation-based contract. Revenues were originally determined and billed monthly based on a percentage of the amount of money processed through the customer’s casino gaming system utilizing the Table Trac software. After discussion with the SEC, the Company changed its revenue recognition policy for these contracts and any future contracts, to record revenue at the time of cash collection.

Accounts Receivable / Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount. Accounts receivable include regular customer receivables and amounts from financed contracts coming due within 12 months. Amounts from financed contracts coming due beyond 12 months are recorded as "Long-term accounts receivable - financed contracts".  An allowance for doubtful accounts is recorded when the Company believes the amounts will not be collected. Management believes that receivables, net of the allowance for doubtful accounts, are fully collectible. While the ultimate result may differ, management believes that any write-off not allowed for will not have a material impact on the Company's financial position.

Major Customers

The following table summarizes significant customer information for the six months ended June 30, 2010 and 2009:

	2010		2009
	% Sales	% AR	% Sales	% AR
A	20.1%	3.0%	1.7%	2.3%
B	19.6%	11.9%	34.0%	9.0%
C	16.2%	2.9%	7.3%	1.7%
D	13.7%	4.0%	8.0%	4.3%
E	9.0%	6.3%	10.8%	16.3%
F	6.3%	41.3%	28.9%	25.8%
Total	84.9%	69.4%	90.7%	59.4%

Inventory

Inventory, comprised of finished goods and work-in-process is stated at the lower of cost or market. The first-in, first-out cost method is used to value inventory. Inventory is reviewed annually for the lower of cost or market and obsolescence. Any material cost found to be above market value or considered obsolete is written down accordingly. The Company had no obsolescence reserve at June 30, 2010 and December 31, 2009.

Deferred System Sales Costs

Deferred system sales costs consist of installed system costs incurred on participation-based contracts. These costs are recognized on a straight-line basis over the term of the contract which is generally 60 months beginning when revenues are generated. At the end of the contract period, the customer will typically receive title to the system.

Amortization of deferred system sales costs for the three and six months ended June 30, 2010 and 2009 was $0 and $3,840, respectively, as the Company’s one system installation was completed late in March 2009 and revenues commenced during April 2009. Subsequently, the Casino was shut down by legislative changes to gaming regulations in late 2009 so there is no participation revenue in 2010 nor any remaining deferred system sales costs.

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

2.	Accounts Receivable –

Accounts receivable consisted of the following at June 30, 2010 and December 31, 2009

	June 30,	December 31,
	2010	2009

Accounts receivable under normal 30 day terms	$193,944	$339,430
Financed contracts:
Short-term	162,880	430,307
Current portion of long-term	500,608	553,431
Long-term, net of current portion	74,261	236,466
Total accounts receivable	931,693	1,559,634
Less allowance for doubtful accounts	(182,054)	(182,054)
Accounts receivable, net	$749,639	$1,377,580

The entire allowance account at June 30, 2010 and December 31, 2009 consists of one international customer’s contract balance. A roll-forward of the Company’s allowance for doubtful is as follows:

	For the Six Months Ended June 30, 2010	For the Year Ended December 31, 2009

Accounts receivable allowance, beginning of period	$182,054	$-
Provision adjustment during period	-	265,528
Write-off of bad debt	-	(83,474)
Accounts receivable allowance, end of period	$182,054	$182,054

3.	Inventory –

Company inventories consisted of the following at:
	June 30, 2010	December 31, 2009
Raw materials	$-	$-
Work-in-process	100,732	-
Finished goods	216,687	189,482
Total	$317,419	$189,482

4.	Shareholders’ Equity –

In April 2010, the Company issued 67,571 shares, at $1.75 per share for a total cost of $118,250 to the Board of Directors for annual compensation for the period from April 1, 2010 to March 31, 2011. A total of $47,374 was recognized as stock compensation expense for the quarter ended June 30, 2010, of which $17,500 was for an outgoing independent director, $6,249 was payment for quarter ended March 31, 2010 in lieu of cash and $23,625 was one fourth of the annual stock award to the remaining directors.

As of June 30, 2010, the Company holds 1,000 common stock shares in treasury at a total cost of $1,422 for future employee incentives under the bonus program.

Stock options

In October 2001, the Company implemented an Employee Stock Incentive Plan. This plan provides for the issuance of options to employees to purchase shares of the Company's common stock at an exercise price at least equal to the fair value of the stock at the grant date. These options are exercisable for a period of seven years from the date of grant. Table Trac has reserved 1,000,000 shares of its common stock for potential issuance under this plan. As of June 30, 2010, 370,000 stock options were available for grants.

The Company uses the Black-Scholes-Merton option-pricing model as a method for determining the estimated fair market value for employee stock awards. Compensation expense for employee stock awards is recognized on a straight-line basis over the vesting period of the award. The Company recorded $0 of related compensation expense for the three and six months ended June 30, 2010 and 2009, respectively.

There were 337,500 options outstanding and exercisable at June 30, 2010 and December 31, 2009 with an exercise price of $0.125, which expire October 10, 2010. The options had an aggregate intrinsic value of $717,188 at June 30, 2010 which is equal to the difference in the closing stock price on that date and the exercise price, multiplied by the number of in-the-money options that would have been received had all options been exercised on June 30, 2010.

5.	Income Tax –

The Company accounts for income taxes by following the asset and liability approach to accounting for income taxes. Deferred tax assets and liabilities represent the future tax consequences of the differences between the financial statement carrying amounts of assets and liabilities versus the tax basis of assets and liabilities. Under this method, deferred tax assets are recognized for deductible temporary differences, and operating loss and tax credit carryforwards. Deferred tax liabilities are recognized for taxable temporary differences. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The impact of the tax rate changes on deferred tax assets and liabilities is recognized in the year that the change is enacted.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Based on its evaluation, it has concluded that there are no significant unrecognized tax positions. The Company’s evaluation was performed for the tax years ended December 31, 2006 through 2009, the tax years that remain subject to examination by major tax jurisdictions as of June 30, 2010. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to its financial results. In accordance with current guidance, the Company classifies interest and penalties as a component of operating expense.

6.	Earnings (Loss) Per Share –

The Company computes earnings (loss) per share under two different methods, basic and diluted, and presents per share data for all periods in which statements of operations are presented. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding.

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Basic earnings per share calculation:
Net income (loss) to common stockholders	$(125,983)	$60,350	$(199,403)	$421,218
Weighted average number of common shares outstanding	4,212,727	4,162,234	4,187,620	4,162,234
Basic net income (loss) per share	(0.030)	0.014	(0.048)	0.101

Diluted earnings per share calculation:
Net income (loss)	$(125,983)	$60,350	$(199,403)	$421,218
Weighted average number of common shares outstanding	4,212,727	4,162,234	4,187,620	4,162,234

Common stock equivalents:
Stock options	(1)	315,296	(1)	316,353
Weighted average diluted shares outstanding	4,212,727	4,477,530	4,187,620	4,478,587
Diluted net income (loss) per share	(0.030)	0.013	(0.048)	0.094

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

Recently, we expanded our product offerings in the areas of gaming machine on-line accounting and management, customer mailing for tiered pre-encoded promotional marketing, touch screen customer service kiosks, guest service paging and wireless handheld communication devices. The addition of these modalities has transformed Table Trac from a "niche" supplier of peripheral products to one of a full-line single source supplier.

We are able to offer our customers systems with functionality comparable to our larger competitors at a significantly lower price point by utilizing innovative technology and programming resources. We have over twelve years of on-table experience, more than eight years of customer reward and loyalty program experience, and tens of millions of continuous gaming machine operation monitoring hours. We are favorably positioned to compete for a broader cross-section of casinos seeking to reduce their systems cost while improving the reliability and accountability of their operations.

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

System sales, which are accounted for as multiple-element arrangements, include multiple products and/or services.  For multiple-element arrangements, we allocate the revenue to each element based on their estimated value and recognize the associated revenue when all revenue recognition criteria have been met for each element.

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

Participation Revenue

In 2009, the Company began offering certain new customers a participation-based contract. Revenues were originally determined and billed monthly based on a percentage of the amount of money processed through the customer’s casino gaming system utilizing the Table Trac software. After discussion with the SEC, the Company changed its revenue recognition policy for these contracts, and any future contracts, to record revenue at the time of cash collection.

 Inventory

Inventory comprised of finished goods and work in process is stated at the lower of cost or market. The first-in, first-out cost method is used to value inventory. Inventory is reviewed annually for the lower of cost or market and obsolescence. Any material cost found to be above market value or considered obsolete is written down accordingly.

Deferred System Sales Costs

Deferred system sales costs consist of installed system costs incurred on participation-based contracts. These costs are recognized on a straight-line basis over the term of the contract which is generally 60 months beginning when revenues are generated. At the end of the contract period, the customer will typically receive title to the system.

Accounts Receivable

Accounts receivable includes regular customer receivables and amounts from financed contracts coming due within 12 months. Amounts from these contracts coming due beyond 12 months are recorded as " Long-term accounts receivable - financed contracts ".  Our accounts receivable also includes an allowance for doubtful accounts.

Results of Operations - Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

During the three months ended June 30, 2010, income (loss) from operations was ($212,745) compared to $19,714 for the three months ended June 30, 2009. The major components of revenues, cost of sales and selling, general and administrative expenses are discussed below.

Revenues

Revenues totaled $456,822 for the three months ended June 30, 2010 compared to $1,045,449 for the three months ended June 30, 2009.  The following table summarizes our revenues for the three months ended June 30, 2010 and 2009, respectively:

	Three Months Ended June 30,
	2010	2009	2010	2009
			(percent of revenues)
System sales	$153,226	$683,978	33.5%	65.4%
License and maintenance fees	248,285	307,368	54.4%	29.4%
Other sales	55,311	54,103	12.1%	5.2%
Total revenues	$456,822	$1,045,449	100.0%	100.0%

During the three months ended June 30, 2010, we generated less systems sales revenue than 2009 because no large system installations were completed in 2010 as was the case in 2009.  Revenues from license and maintenance fees decreased for 2010 mainly due to the one-time IGT license fees of $61,000 on the Company’s one system sale in 2009.  Lastly, other sales, which include sales of printers, kiosk software, mailing services, and consulting services remained relatively constant.

Cost of Sales

Cost of sales for the three months ended June 30, 2010 decreased to $57,829 from $378,882 for the three months ended June 30, 2009.  The following table summarizes our revenues for the three months ended June 30, 2010 and 2009, respectively:

	Three Months Ended June 30,
	2010	2009	2010	2009
			(percent of revenues)

System sales	$23,988	$369,969	5.3%	35.4%
Other sales	33,841	8,913	7.4%	0.8%
Total cost of sales	$57,829	$378,882	12.7%	36.2%
Gross profit	$398,993	$666,567	87.3%	63.8%

The Company's gross profit was 87% and 64% for the three months ended June 30, 2010 and 2009, respectively. This increase is primarily due to a decrease in system installations completed during the current period compared to the larger system installation completed a year ago. Generally, system sales have a lower gross profit compared to our license and maintenance fee revenue, which has very little associated costs.

Selling, General and Administrative Expenses

For the three months ended June 30, 2010, selling, general and administrative expenses were $611,738 compared to $646,853 for the same period in 2009.  Our most significant changes in operating expenses from the two three-month interim periods related to insurance, sales and marketing, research and development, professional fees, stock compensation and bad debt expense. A discussion of the various components of our operating expenses for the three months ended June 30, 2010 and 2009 appears below:

Sales and Marketing. Our expenses related to sales and marketing efforts increased significantly for the three months ended June 30, 2010, to $83,499 compared to $41,329 for the same period in 2009 primarily due to increased marketing efforts (trade shows, etc.) related to the sale of our systems.

Research and Development.  Our research and development costs increased significantly for the three months ended June 30, 2010, to $41,559 compared to $20,849 for the same period in 2009 primarily due to our HTML programming effort.

Professional Fees. Professional fees for accounting services, legal services and product support for the three months ended June 30, 2010 aggregated to $65,052 versus $18,800 for the same period in 2009 primarily due to increase in accounting services and investor relation services.  We expect professional fees to increase throughout the remainder of 2010 as we concentrate on our Sarbanes-Oxley compliance efforts. Although with the exemption from 404(b) compliance, they should not increase as drastically as anticipated since we will not be subjected to an audit of our internal controls by our outside auditors.

Stock Compensation.  Expense related to stock compensation for the three months ended June 30, 2010 compared to the same period in 2009 was $47,374 and $51,632 respectively.  For 2010, the Company issued shares for board of director service while in 2009 the Company issued shares through the employee bonus program.

Bad Debt.  Bad debt expense for the three months ended June 30, 2010 was $0 compared to $138,500 for the same period in 2009.  This decrease is due to the economic slowdown and the resulting negative impacts to the gaming industry in 2009, which is the only industry served by the Company’s products and services.

Insurance. Our insurance costs increased for the three months ended June 30, 2010 to $25,548 compared to $15,512 for the same period in 2009.  Included are several new insurances for 2010 – dental, directors & officers, employment practices and fiduciary liability. Our health insurance and worker compensation insurance premiums also increased for 2010.

Interest Income

For the three months ended June 30, 2010, interest income was $13,338 compared to $71,702 for 2009.  This decrease is primarily related to the $58,919 of interest income accrued on our $250,000 note receivable in 2009. The note was written off at September 30, 2009.

Tax Provision

The provision for income taxes (benefit) for the three months ended June 30, 2010 was ($73,424), which was calculated at a (36%) effective rate, compared to the tax provision of $31,066 for the same period in 2009, which was calculated at a 34% effective rate.

Net Income (Loss)

Net income (loss) before taxes for the three months ended June 30, 2010, was ($199,407) compared to $91,416 for same period in 2009. Net income (loss) for the three months ended June 30, 2010 ($125,983) was down from $60,350 for the same period in 2009. The decrease is primarily due to a lack of completed installations during the three months ended June 30, 2010. The basic earnings (loss) per share were ($0.030) compared to $0.014 for the three months ended June 30, 2010 and 2009, respectively.

Results of Operations - Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

During the six months ended June 30, 2010, income (loss) from operations was ($353,288) compared to $597,016 for the six months ended June 30, 2009. The major components of revenues, cost of sales and selling, general and administrative expenses are discussed below.

Revenues

For the six months ended June 30, 2010, revenues totaled $824,987 compared to $2,190,295 for 2009.  The following table summarizes our revenues for the six months ended June 30, 2010 and 2009, respectively:

	Six Months Ended June 30,
	2010	2009	2010	2009
			(percent of revenues)
System sales	$223,301	$1,600,665	27.1%	73.1%
License and maintenance fees	483,556	521,398	58.6%	23.8%
Other sales	118,130	68,232	14.3%	3.1%

Total revenues	$824,987	$2,190,295	100.0%	100.0%

During the six months ended June 30, 2010, we generated less systems sales revenue than in 2009 because no large system installations were completed in 2010 as was the case in 2009.  Revenues from license and maintenance fees decreased for 2010 mainly due to a one-time ticket license fees of $61,000 in 2009.  Lastly, other sales, which include sales of printers, kiosk software, mailing services, and consulting services increased over 2009 as we began those sales in the 2nd quarter of 2009.

Cost of Sales

Cost of sales for the six months ended June 30, 2010 decreased to $89,364 from $514,479 for 2009.

	Six Months Ended June 30,
	2010	2009	2010	2009
			(percent of revenues)

System sales	$40,673	$505,680	4.9%	23.1%
Other sales	48,691	8,799	5.9%	0.4%
Total cost of sales	$89,364	$514,479	10.8%	23.5%

Gross profit	$735,623	$1,675,816	89.2%	76.5%

The Company's gross profit was 89% and 77% for the six months ended June 30, 2010 and 2009, respectively. This increase is primarily due to a decrease in system installations completed during the current year compared to the larger system installations completed a year ago. Generally, system sales have a lower gross profit compared to our license and maintenance fee revenue, which has very little associated costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2010 were $1,088,911 compared to $1,078,800 for, 2009.  Our most significant changes in operating expenses from the two interim periods related to insurance, sales and marketing, professional fees, stock compensation and bad debt. A discussion of the various components of our operating expenses for the six months ended June 30, 2010 appears below.

Sales and Marketing. For the six months ended June 30, 2010, our expenses related to sales and marketing efforts increased significantly to $109,430 from $61,703 for 2009 due to increased marketing efforts (trade shows, etc.) related to the sale of our systems.

Professional Fees. For the six months ended June 30, 2010, our professional fees for accounting services, legal services and product support aggregated to $150,326 versus $67,358 for 2009. The increase in professional fees related to an increase for accounting related services.  We expect professional fees to increase throughout the remainder of 2010 as we concentrate on our Sarbanes-Oxley compliance efforts. And although with the exemption from 404(b) compliance, they should not increase as drastically as anticipated since we will not be subjected to an audit of our internal controls by our outside auditors; the Company has, as noted in Item 4T below, hired an outside internal control consulting firm to help with our internal control processes.

Insurance. For the six months ended June 30, 2010 our insurance costs increased to $52,833 from $31,376 for 2009.  Included are several new insurances for 2010 – dental, directors & officers, employment practices and fiduciary liability. Our health insurance and worker compensation insurance premiums also increased for 2010

Stock Compensation.  Expense related to stock compensation for the six months ended June 30, 2010 compared to the six months ended June 30, 2010 was $47,374 and $51,632 respectively. For 2010, the Company issued shares for board of director service while in 2009 the Company issued shares through the employee bonus program.

Bad Debt.  Bad debt expense for the six months ended June 30, 2010 was $126 compared to $138,500 for the six months ended June 30, 2010.  This decrease is due to the 2009 economic slowdown and the resulting negative impacts to the gaming industry, which is the only industry served by the Company’s products and services.

Interest Income

For the six months ended June 30, 2010, interest income was $35,470 compared to $85,752 for 2009.  This decrease is primarily related to the $58,919 of interest income accrued on our $250,000 note receivable in 2009. The note was written off at September 30, 2009.

Income Tax Expense

For the six-month period ended June 30, 2010, our income tax benefit was ($118,415) compared to income tax expense of $261,550 for 2009, which resulted because our loss before taxes for the 2010 period was ($317,818) compared to income before taxes for the 2009 period of $682,768.  The overall effective rate for 2010 was (37%) compared to 38% for 2009.

Net Income (Loss)

For the six-month period ended June 30, 2010, net loss before taxes was ($317,818) compared to net income before taxes of $682,768 for 2009. Net loss was ($199,403) for the six months ended June 30, 2010 compared to net income of $421,218 for 2009. The decrease in net income is due to fewer system installations generating revenue in 2010.  The basic earnings (loss) per share was ($0.048) compared to $0.101 for the six months ended June 30, 2010 and 2009, respectively.

Backlog

The Company’s backlog generally consists of future system installations and expansion of offerings for currently installed and supported systems.  These expanded offerings can include kiosks, in-casino broadcast advertising, and electronic marketing to casino patrons.

The Company has four Casino Trac Systems in its backlog; two were in process at June 30, 2010.

The Company is currently working with gaming establishments in eight US states, as well as countries in Central and South America to purchase new systems and expand service offerings for existing customers.

Liquidity and Capital Resources

Summary cash flow data is as follows:
	Six Months Ended
	June 30,
	2010	2009

Cash flows provided (used) by :
Operating activities	$153,480	$151,614
Investing activities	(33,812)	(250,000)
Financing activities	-	(942)
Net increase (decrease) in cash	119,668	(99,328)
Cash, beginning of period	1,320,946	1,212,953
Cash, end of period	$1,440,614	$1,113,625

At June 30, 2010, we had cash of $1,440,614 compared to cash of $1,113,625 on June 30, 2009. The increase results mainly from an increase in accounts receivable collections.  Changes in cash flows provided by operating activities related primarily to deferred income taxes, stock compensation expense, and changes in operating assets and liabilities, including accounts receivable, interest receivable, inventory, income taxes receivable, deferred system sales costs, accrued payroll and related withholding liabilities and deferred revenue.  Changes in cash flows from investing activities relate to vehicle and equipment purchases in 2010 and a $250,000 loan to one of our customers in 2009.

There are no known trends, events or uncertainties that are likely to have a material impact on our short or long-term liquidity. The primary source of liquidity in both the short and long-term will be system sales and the resulting license and maintenance fees from existing systems. We anticipate the ability to manage expenses and cash flow so monthly obligations will be satisfied by cash flow from operations. We believe the Company has adequate cash to meet its obligations and continue operations for both existing and future customers as well as ongoing sales efforts and product development.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of June 30, 2010.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer/Principal Financial Officer (CEO/PFO) evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered in this report. Taking into account the material weaknesses previously disclosed, which have not been remediated as of the end of the period covered by this Quarterly Report, our CEO/PFO concluded that our disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms and did not ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act was accumulated and communicated to our management, including our CEO/PFO, as appropriate, to allow timely decisions regarding required disclosure.

As a result of this conclusion, the financial statements for the period covered by this report were prepared with particular attention to the material weaknesses previously disclosed. Notwithstanding the material weaknesses in internal controls which continue to exist as of June 30, 2010, CEO/PFO concluded that the financial statements included in this Form 10-Q present fairly, the financial position, results of operations and cash flows of the Company as required for interim financial statements.

Changes in Internal Control over Financial Reporting

Management has made the following steps to help improve the Company’s control structure:

The Company continues to work on and enhance its internal control processes and procedures put in place during last quarter and believes it has sufficient personnel resources and technical accounting and reporting expertise within the Company's financial closing and reporting functions at the time of the preparation of this form 10-Q, having had the full benefit of the KMAS CPA expertise for the six months ended June 30, 2010.

In May 2010, the Company engaged Milo Belle Consultants LLC (MBC), who is providing internal audit control personnel for testing assistance in streamlining processes and procedures. Testing of our processes and procedures began July 26, 2010.

We were unable to conclude that the material weaknesses described in our Annual Report on Form 10-K for the year ended December 31, 2009 were effectively remediated as of June 30, 2010 due to the fact that (i) less than the entire remediation plan has been developed and implemented and (ii) an insufficient period of time has passed for management to test and document the effectiveness of those controls which have been newly created as part of the remediation plan (as summarized above). However, we believe that we have mitigated those weaknesses with the steps outlined above – our actual testing of our processes and procedures by an independent party began on July 26, 2010.

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

Dated: August 16, 2010	Table Trac, Inc.
(Registrant)

	By:	/s/ Chad Hoehne
Chad Hoehne
President, Chief Executive Officer and Principal Financial Officer