Form 10-Q
period 2010-09-30
TABLE TRAC INC
filed 2010-11-15
CIK 1090396

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010 or

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

As November 15, 2010, the registrant had outstanding 4,592,305 shares of common stock, $.001 par value per share.

Table Trac, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TABLE TRAC, INC.

CONTENTS

Page

CONDENSED FINANCIAL STATEMENTS

Condensed Balance Sheets	3

Condensed Statements of Operations	4

Condensed Statements of Cash Flows	5

Notes to Condensed Financial Statements	6

TABLE TRAC, INC.
CONDENSED BALANCE SHEETS (Unaudited)

	September 30, 2010	December 31, 2009
Cash	$1,214,829	$1,320,946
Accounts receivable, net of allowance for doubtful accounts of $182,054 at September 30, 2010 and December 31, 2009	691,997	1,141,114
Inventory	254,942	189,482
Prepaid expenses	122,303	34,219
Other current assets	11,429	5,039
Income taxes receivable	311,310	172,434
TOTAL CURRENT ASSETS	2,606,810	2,863,234

Patent, net of accumulated amortization	8,803	9,826
Property and equipment, net of accumulated depreciation	51,406	34,219
System under rental program, net of accumulated depreciation	21,783	-
Other long term assets	2,060	-
Long-term accounts receivable – financed contracts	465,797	236,466
TOTAL ASSETS	$3,156,659	$3,143,745

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$135,822	$139,697
Deferred revenue	18,000	-
Deferred tax liability	548,841	574,000
TOTAL CURRENT LIABILITIES	702,663	713,697

LONG-TERM LIABILITIES
Deferred tax liability	9,000	9,000
TOTAL LIABILITIES	711,663	722,697

STOCKHOLDERS' EQUITY
Common stock, 0.001 par value; 5,000,000 shares authorized: 4,254,805 and 4,162,234 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	4,255	4,162
Additional paid-in capital	1,584,025	1,404,619
Retained earnings	858,138	1,013,689
	2,446,418	2,422,470
Treasury stock, 1,000 shares (at cost) at September 30, 2010 and December 31, 2009	(1,422)	(1,422)
TOTAL STOCKHOLDERS’ EQUITY	2,444,996	2,421,048

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,156,659	$3,143,745

See notes to condensed financial statements.

TABLE TRAC, INC.
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Revenues	$959,102	$471,847	$1,784,089	$2,582,404

Cost of sales	351,326	106,849	440,690	541,590

Gross profit	607,776	364,998	1,343,399	2,040,814
Operating Expenses:
Selling, general and administrative	550,567	626,974	1,639,478	1,705,774
Bad debt expense - note receivable and related interest receivable	-	351,530	-	351,530
Income (loss) from operations	57,209	(613,506)	(296,079)	(16,490)

Interest income	10,058	51,051	45,528	136,803

Net income (loss) before taxes	67,267	(562,455)	(250,551)	120,313

Income tax expense (benefit)	23,415	(207,997)	(95,000)	53,553

Net income (loss)	$43,852	$(354,458)	$(155,551)	$66,760

Basic earnings (loss) per common share	$0.01	$(0.09)	$(0.04)	$0.02

Weighted-average basic shares outstanding	4,254,533	4,162,234	4,210,169	4,162,234

Diluted earnings (loss) per common share	$0.01	$(0.09)	$(0.04)	$0.01

Weighted-average diluted shares outstanding	4,567,217	4,162,234	4,210,169	4,478,587

See notes to condensed financial statements.

TABLE TRAC, INC.
CONDENSED STATEMENTS OF CASH FLOW (Unaudited)

	Nine Months Ended September 30,
	2010	2009

OPERATING ACTIVITIES
Net income (loss)	$(155,551)	$66,760
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,735	5,580
Deferred income taxes	(25,159)	(9,000)
Allowance for doubtful accounts receivable	-	144,383
Allowance for uncollectible note and related interest receivable	-	351,530
Stock issued for services	70,999	51,631
Restricted stock issued for services	25,522	-
Changes in operating assets and liabilities
Accounts receivable	219,786	219,958
Interest receivable	-	(101,530)
Inventory	(65,460)	81,939
Prepaid expenses and other assets	(11,496)	(22,862)
Deferred system sales costs	-	(69,099)
Accounts payable	(3,875)	(158,413)
Accrued expenses	-	(31,862)
Deferred revenue	18,000	(389,297)
Income taxes receivable / payable	(138,876)	(110,434)
Net cash provided by (used in) operating activities	(49,375)	29,284

INVESTING ACTIVITIES
Issuance of note receivable	-	(250,000)
Purchase of domain name	(2,060)	-
Purchase of property & equipment	(31,753)	-
Purchase of system under rental program	(22,929)	-
Net cash used in investing activities	(56,742)	(250,000)

FINANCING ACTIVITIES
Repurchase of Company stock	-	(942)
Net cash used in financing activities	-	(942)

NET INCREASE (DECREASE) IN CASH	(106,117)	(221,658)

CASH
Beginning of period	1,320,946	1,212,953
End of period	$1,214,829	$991,295

Non-cash investing and financing:
Common stock issued for future services	$118,249	$-
Restricted stock issued for future services	$61,250	$-

See notes to condensed financial statements.

TABLE TRAC, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Nature of Business and Summary of Significant Accounting Policies –

Basis of Presentation

The accompanying unaudited condensed financial statements of Table Trac have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of September 30, 2010 and the statements of operations and cash flows for the three and nine months ended September 30, 2010 and 2009 are unaudited but include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Table Trac Annual Report on Form 10-K for the year ended December 31, 2009.

Nature of Business

Table Trac, Inc. (the Company) was formed under the laws of the State if Nevada in June 1995.  The Corporation has its offices in Minnetonka, Minnesota.  Table Trac develops and sells casino management systems (Casino Trac™, a state-of-the-art suite of casino management tools) that automate and monitor the operations of a casino. Today, Table Trac’s gaming systems have processed millions of gaming transactions at numerous casinos and tribal gaming entities across the United States and in Central and South America.

Table Trac provides system sales and technical support to casinos. Table Trac’s open-architecture is designed to provide operators with a scalable and flexible system that can interconnect and operate with any 3rd party software or hardware.  Key products and services include modules designed to drive player tracking programs and kiosk promotions, as well as vault and cage controls. Table Trac’s systems meet the strictest auditing, accounting and regulatory requirements. Table Trac has developed a patented, real-time system that automates and monitors the operations of casino gaming tables.

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

Revenue Recognition

The Company derives revenues from the sales of systems, licenses and maintenance fees, services and rental and participation-based agreements.

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

Rental revenue
In 2010, the Company began offering certain new customers a rental contract.  Revenues are billed monthly based on a per game per day basis.  There is an option to purchase the system after the rental agreement at a pre-determined residual value.

Participation revenue

In 2009, the Company began offering certain new customers a participation-based contract. Revenues were originally determined and billed monthly based on a percentage of the amount of money processed through the customer’s casino gaming system utilizing the Table Trac software. After discussion with the SEC, the Company changed its revenue recognition policy for these contracts and any future contracts, to record revenue at the time of cash collection; there were no contracts of this type in 2010.

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

Major Customers

The following table summarizes significant customer information for the:

	For the Nine Months Ended September 30,
	2010		2009
	% Sales	% AR	% Sales	% AR
A	31.9%	46.1%	-	-
B	14.7%	4.4%	28.9%	7.0%
C	10.8%	2.2%	9.8%	4.0%
D	10.7%	2.5%	13.9%	4.0%
E	10.4%	1.2%	1.7%	-
F	7.5%	23.9%	23.1%	26.0%
G	6.6%	5.4%	9.8%	16.0%
H	2.1%	7.3%	1.6%	16.0%
I	-	-	3.3%	9.0%
Total	94.7%	93.0%	92.1%	82.0%

Inventory

Inventory, comprised of finished goods is stated at the lower of cost or market. The first-in, first-out cost method is used to value inventory. Inventory is reviewed annually for the lower of cost or market and obsolescence. Any material cost found to be above market value or considered obsolete is written down accordingly. The Company had no obsolescence reserve at September 30, 2010 and December 31, 2009.

Recent Accounting Pronouncements

In October 2009, the FASB issued an update to existing guidance on revenue recognition for arrangements with multiple deliverables and deliverables that include software elements effective for fiscal years beginning on or after June 15, 2010.  This update will allow companies to allocate consideration received for qualified separate deliverables using estimated selling price for both delivered and undelivered items when vendor-specific objective evidence or third-party evidence is unavailable.  Additional disclosures discussing the nature of multiple element arrangements, the types of deliverables under the arrangements, the general timing of their delivery, and significant factors and estimates used to determine estimated selling prices are required. The Company has adopted this update for new revenue arrangements entered into or materially modified beginning January 1, 2011. Our adoption of this update is not expected to have a material impact on our financial statements.

Reclassifications

Certain accounts in the prior year’s audited consolidated financial statements have been reclassified for comparative purposes to conform to the current year’s presentation.  The reclass was a change in presentation of IGT license reimbursement of costs of approximately $61,000 being included in cost of sales to offset the IGT license expense on the statement of operations to reflect the current classification.  These reclassifications had no effect on reported net income (loss).

2.	Accounts Receivable –

Accounts receivable consisted of the following at:

	September 30,	December 31,
	2010	2009

Accounts receivable under normal 30 day terms	$336,795	$339,430
Financed contracts:
Short-term	102,525	430,307
Current portion of long-term	434,731	553,431
Long-term, net of current portion	465,797	236,466
Total accounts receivable	1,339,848	1,559,634
Less allowance for doubtful accounts	(182,054)	(182,054)
Accounts receivable, net	$1,157,794	$1,377,580

The entire allowance account at September 30, 2010 and December 31, 2009 consists of one international customer’s contract balance. A roll-forward of the Company’s allowance for doubtful is as follows:

	For the Nine Months Ended September 30, 2010	For the Year Ended December 31, 2009

Accounts receivable allowance, beginning of period	$182,054	$-
Provision adjustment during period	-	265,528
Write-off of bad debt	-	(83,474)
Accounts receivable allowance, end of period	$182,054	$182,054

3.	Inventory –

Company inventories consisted of the following at:

	For the Nine Months Ended September 30, 2010	For the Year Ended December 31, 2009
Raw materials	$-	$-
Work-in-process	-	-
Finished goods	254,942	189,482
Total	$254,942	$189,482

4.	Stockholders’ Equity –

In April 2010, the Company issued 67,571 shares, at $1.75 per share for a total cost of $118,249 to the Board of Directors for annual compensation for the period from April 1, 2010 to March 31, 2011. A total of $23,625 and $70,999 was recognized as stock compensation expense for the three and nine months ended September 30, 2010.

In July 2010, the Company recorded 25,000 restricted shares, at $2.45 per share for a total cost of $61,250 to the investor relations firm per contract for the period from May 2010 to April 2011. A total of $40,522 and $50,522 was recognized as professional fees: shareholder relations for three and nine months ended September 30, 2010. For the restricted stock - $15,312 was recorded for three months ended September 30, 2010 and $25,522 for the nine months ended September 30, 2010. These restricted shares will actually be issued in November 2010, per contract.

As of September 30, 2010, the Company holds 1,000 common stock shares in treasury at a total cost of $1,422 for future employee incentives under the bonus program.

Stock options

In October 2001, the Company implemented an Employee Stock Incentive Plan. This plan provides for the issuance of options to employees to purchase shares of the Company's common stock at an exercise price at least equal to the fair value of the stock at the grant date. These options are exercisable for a period of seven years from the date of grant. Table Trac has reserved 1,000,000 shares of its common stock for potential issuance under this plan. As of September 30, 2010, 370,000 stock options were available for grants.

The Company uses the Black-Scholes-Merton option-pricing model as a method for determining the estimated fair market value for employee stock awards. Compensation expense for employee stock awards is recognized on a straight-line basis over the vesting period of the award. The Company recorded $0 of related compensation expense for the three and nine months ended September 30, 2010 and 2009, respectively.

There were 337,500 options outstanding and exercisable at September 30, 2010 and December 31, 2009 with an exercise price of $0.125, which expire October 30, 2010. The options had an aggregate intrinsic value of $531,563 at September 30, 2010 which is equal to the difference in the closing stock price on that date and the exercise price, multiplied by the number of in-the-money options that would have been received had all options been exercised on September 30, 2010.

The 337,500 options were all exercised on October 27, 2010 at the exercise price of $0.125, for cash proceeds of $42,188.

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

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Based on its evaluation, it has concluded that there are no significant unrecognized tax positions. The Company’s evaluation was performed for the tax years ended December 31, 2006 through 2009, the tax years that remain subject to examination by major tax jurisdictions as of September 30, 2010. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

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

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Basic earnings per share calculation:
Net income (loss) to common stockholders	$43,852	$(354,458)	$(155,551)	$66,760
Weighted average number of common shares outstanding	4,254,533	4,162,234	4,210,169	4,162,234
Basic net income (loss) per share	$0.01	$(0.09)	$(0.04)	$0.02

Diluted earnings per share calculation:
Net income (loss)	$43,852	$(354,458)	$(155,551)	$66,760
Weighted average number of common shares outstanding	4,254,533	4,162,234	4,210,169	4,162,234

Common stock equivalents:
Stock options	312,684	(1)	(1)	316,353
Weighted average diluted shares outstanding	4,567,217	4,162,234	4,210,169	4,478,587
Diluted net income (loss) per share	$0.01	$(0.09)	$(0.04)	$0.01

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

We are able to offer customers casino management systems with functionality comparable to our larger competitors at a significant lower price point by utilizing innovative technology and programming resources. We have over 15 years of experience in designing and developing casino table game management systems and more than 11 years of experience in designing and deploying casino management systems focused on customer reward and loyalty programs.  Equally important, we have proven track record and countless hours of continuous gaming machine operation monitoring and accounting.

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

Revenue Recognition

We derive revenues from the sales of systems, licenses and maintenance fees, services and rental and participation-based agreements.

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

Rental revenue
In 2010, the Company began offering certain new customers a rental contract.  Revenues are billed monthly based on a per game per day basis.  There is an option to purchase the system after the rental agreement at a pre-determined residual value.

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

Results of Operations - Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

During the three months ended September 30, 2010, income (loss) from operations was $57,209 compared to ($613,506) for the three months ended September 30, 2009. The major components of revenues, cost of sales and selling, general and administrative expenses are discussed below.

Revenues

Revenues totaled $959,102 for the three months ended September 30, 2010 compared to $471,847 for the three months ended September 30, 2009.  The following table summarizes our revenues for the three months ended September 30, 2010 and 2009, respectively:

	Three Months Ended September 30,
	2010	2009	2010	2009
			(percent of revenues)
System sales	$682,106	$137,648	71.1%	29.2%
License and maintenance fees	219,465	257,253	22.9%	54.5%
Other sales	57,531	76,946	6.0%	16.3%
Total revenues	$959,102	$471,847	100.0%	100.0%

During the three months ended September 30, 2010, we generated more systems sales revenue than 2009 because a large system installation was completed in 2010 and no system installation was completed in the same three month period in 2009.  Revenues from license and maintenance fees decreased slightly for 2010 mainly due to the drop of one international system in operation in 2010 over 2009.  Lastly, other sales, which include sales of printers, kiosk software, mailing services, and consulting services decreased slightly due to less of these type of sale for the quarter in 2010.

Cost of Sales

Cost of sales for the three months ended September 30, 2010 increased to $351,326 from $106,849 for the three months ended September 30, 2009.  The following table summarizes our revenues for the three months ended September 30, 2010 and 2009, respectively:

	Three Months Ended September 30,
	2010	2009	2010	2009
			(percent of revenues)

System sales	$144,984	$27,968	15.1%	5.9%
License and maintenance fees	$49,160	$39,336	5.1%	8.3%
Other sales	$157,182	$39,545	16.4%	8.4%
Total cost of sales	$351,326	$106,849	36.6%	22.6%

Gross profit	$607,776	$364,998	63.4%	77.4%

The Company's gross profit was 63% and 77% for the three months ended September 30, 2010 and 2009, respectively. This decrease is primarily due to an increase in system installations completed during the current period compared to the no system completed in the same period last year. Generally, system sales have a lower gross profit compared to our license and maintenance fee revenue, which has very little associated costs.

Selling, General and Administrative Expenses

For the three months ended September 30, 2010, selling, general and administrative expenses were $550,567 compared to $626,974 for the same period in 2009.  Our most significant changes in operating expenses from the two three-month interim periods related to sales and marketing, professional fees, stock compensation, bad debt, payroll and license & permit expense. A discussion of the various components of our operating expenses for the three months ended September 30, 2010 and 2009 appears below:

Sales and Marketing. Our expenses related to sales and marketing efforts decreased significantly for the three months ended September 30, 2010, to $80,526 compared to $96,640 for the same period in 2009 primarily due to decreased marketing efforts (trade shows, etc.) related to the sale of our systems.

Professional Fees. Professional fees for the three months ended September 30, 2010 aggregated to $73,894 versus $35,410 for the same period in 2009 primarily due to an increase in accounting services and shareholder relation services.  We expect professional fees to increase throughout the remainder of 2010 as we concentrate on our Sarbanes-Oxley compliance efforts and broadening our investor awareness. Although with the exemption from 404(b) compliance, they should not increase as drastically as anticipated since we will not be subjected to an audit of our internal controls by our outside auditors.

Stock Compensation.  Expense related to stock compensation for the three months ended September 30, 2010 compared to the same period in 2009 was $23,625 and $0, respectively.  For 2010, the Company issued shares for board of director service.

Bad Debt.  Bad debt expense for the three months ended September 30, 2010 was $0 compared to $43,817 for the same period in 2009.  This change relates to an increase in our 2009 allowance for doubtful accounts due to the discontinued operations of one customer in 2009.

Payroll. Our payroll costs decreased for the three months ended September 30, 2010 to $202,973 compared to $265,281 for the same period in 2009. The decrease is mainly due to no bonuses being paid for the current quarter ended in 2010.

Licenses and Permits. Our license and permits expense increased for the three months ended September 30, 2010 to $11,240 from $1,225 for the same time period in 2009 mainly due to fees associated with the licensing and background investigation of the Company with regard to obtaining a vendor gaming license with the State of South Dakota.

Interest Income

For the three months ended September 30, 2010, interest income was $10,058 compared to $51,051 for 2009.  This decrease is primarily related to the $42,611 of interest income accrued on our $250,000 note receivable in 2009. The note was written off at September 30, 2009.

Tax Provision

The provision for income taxes for the three months ended September 30, 2010 was $23,415 which was calculated at a 35% effective rate, compared to the income tax benefit of ($207,997) for the same period in 2009, which was calculated at a (37%) effective rate.

Net Income (Loss)

Net income (loss) before taxes for the three months ended September 30, 2010, was $67,267 compared to ($562,455) for same period in 2009. Net income was $43,852 for the nine months ended September 30, 2010 compared to net loss of ($354,458) for 2009. The increase is primarily due to the completed installation during the three months ended September 30, 2010. The basic earnings (loss) per share were $0.01 compared to ($0.09) for the three months ended September 30, 2010 and 2009, respectively.

Results of Operations - Nine Months Ended September 30, 2010 Compared to Nine months Ended September 30, 2009

During the nine months ended September 30, 2010, loss from operations was ($296,079) compared to ($16,490) for the nine months ended September 30, 2009. The major components of revenues, cost of sales and selling, general and administrative expenses are discussed below.

Revenues

For the nine months ended September 30, 2010, revenues totaled $1,784,089 compared to $2,582,404 for 2009.  The following table summarizes our revenues for the nine months ended September 30, 2010 and 2009, respectively:

	Nine Months Ended September 30,
	2010	2009	2010	2009
			(percent of revenues)
System sales	$905,407	$1,745,344	50.7%	67.6%
License and maintenance fees	703,021	723,524	39.4%	28.0%
Other sales	175,661	113,536	9.8%	4.4%
Total revenues	$1,784,089	$2,582,404	100.0%	100.0%

During the nine months ended September 30, 2010, we generated less systems sales revenue than in 2009 because only one large system installation was completed in 2010 compared to three systems in the same period in 2009.  Revenues from license and maintenance fees decreased slightly for 2010 mainly due to the drop of one international system in operation in 2010 over 2009.  Lastly, other sales, which include sales of printers, kiosk software, mailing services, and consulting services increased over 2009 as we began those sales in the 2nd quarter of 2009.

Cost of Sales

Cost of sales for the nine months ended September 30, 2010 decreased to $440,690 from $541,590 for 2009.

	Nine Months Ended September 30,
	2010	2009	2010	2009
			(percent of revenues)

System sales	$169,038	$392,380	9.5%	15.2%
License and maintenance fees	139,981	106,128	7.8%	4.1%
Other sales	131,671	43,082	7.4%	1.7%
Total cost of sales	$440,690	$541,590	24.7%	21.0%

Gross profit	$1,343,399	$2,040,814	75.3%	79.0%

The Company's gross profit was 75% and 79% for the nine months ended September 30, 2010 and 2009, respectively. This decrease is primarily due to an increase in product support wages with the hire of a specialist in 2010, which accounts for the increase in license and maintenance costs. The increased volume of other sales accounts for the increased costs. The decrease in system sales from three in 2009 to one in 2010 account for the decrease in system sales costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2010 were $1,639,478 compared to $1,705,774 for 2009.  Our most significant changes in operating expenses from the two interim periods related to insurance, sales and marketing, professional fees, stock compensation and bad debt. A discussion of the various components of our operating expenses for the nine months ended September 30, 2010 appears below.

Sales and Marketing. For the nine months ended September 30, 2010, our expenses related to sales and marketing efforts increased significantly to $192,372 from $156,343 for 2009 due to increased marketing efforts (trade shows, etc.) related to the sale of our systems.

Professional Fees. For the nine months ended September 30, 2010, our professional fees aggregated to $224,220 versus $101,948 for 2009 primarily due to an increase in accounting services and shareholder relation services. We expect professional fees to increase throughout the remainder of 2010 as we concentrate on our Sarbanes-Oxley compliance efforts and broadening our investor awareness. And although with the exemption from 404(b) compliance, they should not increase as drastically as anticipated since we will not be subjected to an audit of our internal controls by our outside auditors; the Company has, as noted in Item 4T below, hired an outside internal control consulting firm to help with our internal control processes.

Insurance. For the nine months ended September 30, 2010 our insurance costs increased to $81,060 from $53,361 for 2009.  Included are several new insurances for 2010 – dental, directors & officers, employment practices and fiduciary liability. Our health insurance and worker compensation insurance premiums also increased for 2010.

Stock Compensation.  Expense related to stock compensation for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 was $70,999 and $51,632, respectively. For 2010, the Company issued shares for board of director service while in 2009 the Company issued shares through the employee bonus program.

Bad Debt.  Bad debt expense for the nine months ended September 30, 2010 was $126 compared to $182,317 for the nine months ended September 30, 2009.  This change relates to an increase in our 2009 allowance for doubtful accounts due to the discontinued operations of one customer in 2009.

Interest Income

For the nine months ended September 30, 2010, interest income was $45,528 compared to $136,803 for 2009.  This decrease is primarily related to the $101,530 of interest income accrued on our $250,000 note receivable in 2009. The note was written off at September 30, 2009.

Income Tax Expense

For the nine-month period ended September 30, 2010, our income tax benefit was ($95,000) compared to income tax expense of $53,553 for 2009, which resulted because our loss before taxes for the 2010 period was ($250,551) compared to income before taxes for the 2009 period of $120,313.  The overall effective rate for 2010 was (38%) compared to 44% for 2009.

Net Income (Loss)

For the nine-month period ended September 30, 2010, net loss before taxes was ($250,551) compared to net income before taxes of $120,313 for 2009. Net loss was ($155,551) for the nine months ended September 30, 2010 compared to net income of $66,760 for 2009. The decrease in net income is due to fewer system installations generating revenue in 2010.  The basic earnings (loss) per share was ($0.04) compared to $0.02 for the nine months ended September 30, 2010 and 2009, respectively.

Backlog

The Company’s backlog generally consists of future system installations and expansion of offerings for currently installed and supported systems.  These expanded offerings can include kiosks, in-casino broadcast advertising, and electronic marketing to casino patrons.

The Company has contracts to install three casino management systems that were not installed as of September 30, 2010.

The Company is currently working with gaming establishments in eight US states, as well as countries in Central and South America to purchase new systems and expand service offerings for existing customers.

Liquidity and Capital Resources

Summary cash flow data is as follows:

	Nine Months Ended
	September 30,
	2010	2009

Cash flows provided (used) by :
Operating activities	$(49,375)	$29,284
Investing activities	(56,742)	(250,000)
Financing activities	-	(942)
Net decrease in cash	(106,117)	(221,658)
Cash, beginning of period	1,320,946	1,212,953
Cash, end of period	$1,214,829	$991,295

At September 30, 2010, we had cash of $1,214,829 compared to cash of $991,295 on September 30, 2009. The increase results mainly from an increase in accounts receivable collections.  Changes in cash flows provided by operating activities related primarily to deferred income taxes, stock compensation expense, and changes in operating assets and liabilities, including accounts receivable, interest receivable, inventory, income taxes receivable, deferred system sales costs, accrued payroll and related withholding liabilities and deferred revenue.  Changes in cash flows from investing activities relate to vehicle and equipment purchases and our new rental system program in 2010 and a $250,000 loan to one of our customers in 2009. Changes in cash flows from financing activities relate to the issuance of restricted stock in 2010.

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

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of September 30, 2010.

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

As a result of this conclusion, the financial statements for the period covered by this report were prepared with particular attention to the material weaknesses previously disclosed. Notwithstanding the material weaknesses in internal controls which continue to exist as of September 30, 2010, CEO/PFO concluded that the financial statements included in this Form 10-Q present fairly, the financial position, results of operations and cash flows of the Company as required for interim financial statements.

Changes in Internal Control over Financial Reporting

Management has made the following steps to help improve the Company’s control structure:

The Company continues to work on and enhance its internal control processes and procedures put in place during last quarter and believes it has sufficient personnel resources and technical accounting and reporting expertise within the Company's financial closing and reporting functions at the time of the preparation of this form 10-Q, having had the full benefit of the KMAS CPA expertise for the nine months ended September 30, 2010. In September 2010, the Company hired a part-time clerical clerk for the data entry into the accounting system; this provides another level of segregation of duties.

In May 2010, the Company engaged Milo Belle Consultants LLC (MBC), who is providing internal audit control personnel for testing assistance in streamlining processes and procedures. Testing of our processes and procedures began July 26, 2010. We are still in process of remediation of the general computer controls section of that testing.

We were unable to conclude that the material weaknesses described in our Annual Report on Form 10-K for the year ended December 31, 2009 were effectively remediated as of September 30, 2010 due to the fact that (i) less than the entire remediation plan has been developed and implemented and (ii) an insufficient period of time has passed for management to test and document the effectiveness of those controls which have been newly created as part of the remediation plan (as summarized above). However, we believe that we have mitigated those weaknesses with the steps outlined above – our actual testing of our processes and procedures by an independent party began on July 26, 2010 and completed in August with remediation plans still in process for some computer controls.

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

Dated: November 15, 2010	Table Trac, Inc.
(Registrant)

	By:	/s/ Chad Hoehne
Chad Hoehne
President, Chief Executive Officer and Principal Financial Officer