Form 10-K
period 2010-12-31
TABLE TRAC INC
filed 2011-03-31
CIK 1090396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

Commission File No. 0-28383

TABLE TRAC, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0336568
(State or other jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

6101 Baker Road, Suite 206, Minnetonka, Minnesota	55345
(Address of principal executive office)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for a shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2010 was approximately $5.86 million based on the closing sales price of the registrant’s common stock on that date ($2.25 per share).  As of March 25, 2011, the Company had outstanding 4,586,305 shares of common stock, $0.001 par value.

DOCUMENTS INCORPORATED IN PART BY REFERENCE

None.

Table Trac, Inc.
Table of Contents

Page
PART I.
Item 1. Business	2
Item 1A. Risk Factors	3
Item 2. Properties	8
Item 3. Legal Proceedings	8
Item 4. Reserved
PART II.
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	9
Item 6. Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation	11 – 16
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	16
Item 8. Financial Statements and Supplementary Data	17 – 32
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	33
Item 9A. Controls and Procedures	33
Item 9B. Other Information	35
PART III.
Item 10. Directors, Officers and Corporate Governance	36
Item 11. Executive Compensation	40
Item 12. Security Ownership of Certain Beneficial Owners and Management	41
Item 13. Certain Relationships and Related Transactions and Director Independence	42
Item 14. Principal Accountant Fees and Services	43
PART IV.
Item 15. Exhibits and Financial Statement Schedules	44

SIGNATURES	45

PART I

Item 1.  Business.

GENERAL

Table Trac, Inc. (the “Company” or “Table Trac”) is a Nevada corporation, formed on June 27, 1995, with principal offices in Minnetonka, Minnesota.

The Company has developed and patented (U.S. patent # 5,957,776) a proprietary information and management system (called our “Table Trac” system) that automates and monitors the operations of casino table games.  In addition to table games management, Table Trac has been adding functionality to related casino system modules for guest rewards and loyalty club, marketing analysis, guest service, promotions administration/management, vault/cage management and audit/accounting tasks.  Aggregated together, all of these modules have become the “Casino Trac” product, a full featured Casino Management System (CMS) offering what we believe to be a powerful combination of value, efficiency and reliability for casinos seeking to add or upgrade their casino systems.

The Company sells systems and technical support to casinos.  The open-architecture of the Table Trac system is designed to provide operators with a scalable and flexible system that can interconnect and operate with any third-party software or hardware.  Key products and services include modules designed to drive player tracking programs and kiosk promotions, as well as vault and cage controls.  The Company’s systems meet the strictest auditing, accounting and regulatory requirements.  The Company has developed a patented, real-time system that automates and monitors the operations of casino gaming tables.

To capitalize on a rising demand for affordable management solutions, we are working to expand our name recognition within the gaming segment primarily by focusing on expanded marketing efforts and trade show presence.

TABLE TRAC INSTALLATIONS

Table Trac currently has systems installed with on-going support and maintenance contracts at 36 casinos in  Minnesota, Montana, New Mexico, Oklahoma, South Dakota, Wisconsin, Central America, and South America.

AVAILABILITY OF TABLE TRAC

Table Trac systems are available for purchase from the Company by any legal gambling casino in the U.S. and most legal casinos operating outside the U.S. Systems are purchased, installed and sold with a perpetual license and monthly maintenance contract whereby Table Trac performs required maintenance on its systems to assure trouble-free operations.

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

EMPLOYEES

As of December 31, 2010, the Company had 11 full-time employees and one part-time employee and engaged the full-time services of approximately  four contract specialists.

 BUSINESS SEGMENTS

The Company operates as one reporting segment.

RECENT DEVELOPMENTS

Table Trac is undergoing a corporate rebranding in which the focus is on developing technology enhancements to our current system solutions, increasing customer service and client satisfaction, coupled with a more aggressive sales and marketing effort.  The Company continues its development efforts on the latest upgrades to its casino management system (version 4.0), a new table games management system (the first upgrade in over ten years), the iProgressive, a promotional feature for table games. The Company hired an Executive Vice President of Sales and Marketing in August 2010.

In December 2010, the Company added two new independent board members at its annual shareholder meeting—Messrs. Michael Connolly and Steven A. Browne.  In January 2011, Mr. Thomas Oliveri, our long-time independent board member, tendered his resignation.

During 2010, the Company participated in several key trade shows and conferences, including the National Indian Gaming Association’s Trade Show and Conference, the Caribbean Gaming Conference, Raving’s Table Games Conference, the Oklahoma Indian Gaming Associations Trade Show and Conference and the Global Gaming Expo (G2E), the industry’s premier event.

The Company was licensed by the South Dakota Gaming Commission in December 2010, as well as by several tribal gaming entities with which it is now doing business.  In 2010, the Company signed several new casino management system contracts and entered three new gaming jurisdictions in Montana, New Mexico, and South Dakota.

In December 2010, the Company joined the Association of Gaming Equipment Manufacturers Association (AGEM) the industry’s leading trade association representing more than 100 gaming manufacturers.

In the first quarter of 2011, the Company participated in the Caribbean Gaming Show and Conference and signed a contract with the Diamond Beach Casino in Curacao to supply both a casino management system and a table games management system.  Also, in the first quarter, the Company hired a search firm to assist in a search for a new Chief Financial Officer.

Item 1A.  Risk Factors.

The Company’s business is subject to unpredictable order flows, which might cause its results to fluctuate significantly from period to period.

Although approximately one-third of the Company’s revenues are derived from customers under maintenance contracts, that revenue covers nearly 60% of our ordinary operating expenses. Individual system sales have a very long order process and while significant in revenue dollars the Company may only have a few new installations each year. Other revenue is derived on a project-by-project basis and, although they occur with increased frequency, there is no contractual agreement or minimum volumes, therefore, depending on the level of activity with its customers, the Company can experience unpredictable order flows.

We are dependent on our intellectual property and we may be unable to protect our intellectual property from infringement, misappropriation, or claims of infringement or invalidity.

The gaming industry and the software industry are in general characterized by the use of various forms of intellectual property. We are dependent upon patented technologies, trademarked brands and proprietary information for our business. We endeavor to protect our intellectual property rights and our products through a combination of patent, trademark, trade dress, copyright and trade secret laws, as well as licensing agreements and third-party nondisclosure and assignment agreements.  We cannot, however, be certain that any trademark, copyright, issued patent or other types of intellectual property will provide competitive advantages for us.  Furthermore, we cannot be certain that our efforts to protect our intellectual property rights or products will be successful.

Our existing patents may be found invalid or unenforceable and any current or future patent applications may not be approved.

We have patents and trademarks and we utilize patent protection in the United States relating to certain processes and products. We cannot assure you that all of our existing patents would be found valid or enforceable or will continue to be valid or enforceable, or that any pending patent applications will be approved. Our competitors may in the future challenge the validity or enforceability of certain of our patents. The patents we own could be challenged, invalidated or circumvented by others and may not be of sufficient scope or strength to provide us with any meaningful protection or commercial advantage. Competitors may infringe our patents and we may not have adequate resources or there may be other reasons we do not enforce our patents. Our patents may not adequately cover a competitor’s products.  The future interpretation by courts of United States laws regarding the validity of patents could negatively affect the validity or enforceability of our current or future patents.

Our efforts to protect our unpatented proprietary technology may not be successful.

We rely on unpatented proprietary technology. It is possible that others will independently develop the same or similar technology or otherwise obtain access to our unpatented technology. To protect our trade secrets and other proprietary information, we generally require employees, consultants, advisors and collaborators to enter into confidentiality agreements. We cannot assure you that these agreements are fully enforceable or will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information. If we are unable to maintain the proprietary nature of our technologies, it could have a material adverse effect on our business.

We may not be able to establish or maintain our trademarks.

We rely on our trademarks, trade names, trade dress, copyrights and brand names to distinguish our products from the products of our competitors. We have registered or applied to register many of these trademarks. Our trademarks may not remain valid or enforceable. We may not be able to build and maintain goodwill in our trademarks or other intellectual property. Third parties may oppose our trademark applications or challenge our use of the trademarks. Our trademarks may become so well known by the public that their use becomes generic and they lose trademark protection.  In the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition and could require us to devote resources towards advertising and marketing new brands. Further, our competitors may infringe our trademarks or other intellectual property and we may not have adequate resources or there may be other reasons we do not enforce our trademarks or other types of intellectual property.

We may not be able to adequately protect our foreign intellectual property rights.

Because of the differences in foreign patent, trademark, trade dress, copyright and other laws concerning proprietary rights, our intellectual property frequently does not receive the same degree of protection in foreign countries as it would in the United States. Our failure to possess, obtain or maintain adequate protection of our intellectual property rights for any reason could have a material adverse effect on our business, results of operations and financial condition.

The intellectual property rights of others may limit our ability to make and sell our products.

The gaming industry is characterized by the rapid development of new technologies, which requires us to continuously introduce new products using these technologies and innovations, as well as to expand into new markets that may be created. Therefore, our success depends in part on our ability to continually adapt our products and systems to incorporate new technologies and to expand into markets that may be created by new technologies. However, to the extent technologies are protected by the intellectual property rights of others, including our competitors, we may be prevented from introducing products based on these technologies or expanding into markets created by these technologies. If the intellectual property rights of others prevent us from taking advantage of innovative technologies, our financial condition, operating results or prospects may be harmed.

We have many competitors in both the United States and foreign countries, some of which have substantially greater resources and have made substantial investments in competing technologies. Some competitors have applied for and obtained and may in the future apply for and obtain, patents that may prevent, limit or otherwise interfere with our ability to make and sell our products. Any royalty, licensing or settlement agreements, if required, may not be available to us on acceptable terms or at all.

Significant litigation regarding intellectual property rights exists in our industry.

There is a significant amount of litigation that occurs in the gaming and technology industry generally.  A successful challenge to or invalidation of one of our patents or trademarks, a successful claim of infringement by a third party against us, our products, or one of our licensees in connection with the use of our technology, or an unsuccessful claim of infringement made by us against a third party or its products could adversely affect our business or cause us financial harm.  Any such litigation – whether with or without merit – could:

•	be expensive and time consuming to defend

•	cause one or more of our patents to be ruled or rendered unenforceable or invalid;

•	cause us to cease making, licensing or using products that incorporate the challenged intellectual property;

•	require us to redesign, reengineer or rebrand our products;

•	divert management's attention and resources;

•	require us to pay significant amounts in damages;

•	require us to enter into royalty, licensing or settlement agreements in order to obtain the right to use a necessary product, process or component;

•	limit our ability to bring new products to the market in the future; or

•	cause us by way of injunction to have to remove products on lease and/or stop selling or leasing new products.

The gaming industry is highly regulated and we must adhere to various regulations and maintain applicable licenses to continue our operations.  Failure to abide by regulations or maintain applicable licenses could be disruptive to our business and could adversely affect our operations.

We and our products are subject to extensive regulation under federal, state, local and foreign laws, rules and regulations of the jurisdictions in which we do business and our products are used.  Violations of laws in one jurisdiction could result in disciplinary action in other jurisdictions. Licenses, approvals or findings of suitability may be revoked, suspended or conditioned. In sum, we may not be able to obtain or maintain all necessary registrations, licenses, permits or approvals. We cannot assure you that the licensing process will not result in delays or adversely affect our operations and our ability to maintain key personnel, or that complying with these regulations will not increase our costs.

We may be unable to obtain licenses in new jurisdictions where our customers operate.

We will become subject to regulation in any other jurisdiction where our customers operate in the future. To expand into any such jurisdiction, we may need to be licensed, or obtain approvals of our products or services. If we fail to seek, do not receive or receive a revocation of a license in a particular jurisdiction for our products, we would not be able to sell or place on a leased or participation basis our products in that jurisdiction.

Legislative and regulatory changes could negatively affect our business and the business of our customers.

Legislative and regulatory changes may affect demand for or place limitations on the placement of our products. Such changes could affect us in a variety of ways. Legislation or regulation may introduce limitations on our products or opportunities for the use of our products and could foster competitive products or solutions at our or our customers’ expense.  Our business will likely also suffer if our products became obsolete due to changes in laws or the regulatory framework.

Legislative or regulatory changes negatively impacting the gaming industry as a whole or our customers in particular could also decrease the demand for our products.  Opposition to gaming could result in restrictions or even prohibitions of gaming operations in any jurisdiction or could result in increased taxes on gaming revenues. Tax matters, including changes in state, federal or other tax legislation or assessments by tax authorities could have a negative impact on our business. A reduction in growth of the gaming industry or in the number of gaming jurisdictions or delays in the opening of new or expanded casinos could reduce demand for our products. Changes in current or future laws or regulations or future judicial intervention in any particular jurisdiction may have a material adverse effect on our existing and proposed foreign and domestic operations. Any such adverse change in the legislative or regulatory environment could have a material adverse effect on our business, results of operations or financial condition.

Our growth and ability to access capital markets are subject to a number of economic risks.

Financial markets worldwide continue to experience disruption, including, among other things, diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations. It is possible that the disruption in financial markets will continue or even that there will be a further deterioration in financial markets and confidence in major economies.

These financial market conditions affect our business in a number of ways. The current tightening of credit in financial markets adversely affects the ability of our customers to obtain financing for purchases and operations and could result in a decrease in or cancellation of lease and sale orders for our products and services.  Current financial market conditions could also affect our ability to raise funds in the capital and lending markets.

Risks that impact our customers may impact us.

If fewer players visit our customers’ facilities, if such players have less disposable income to spend at our customers’ facilities or if our customers are unable to devote resources to purchasing and leasing our products, there could be an adverse effect on our business. Such risks that affect our customers include, but are not limited to:

•
adverse economic and market conditions in gaming markets such as those being currently experienced, including recession, economic slowdown, higher interest rates, higher airfares and higher energy and gasoline prices;

•	global geopolitical events such as terrorist attacks and other acts of war or hostility; and

•	natural disasters such as major fires, floods, hurricanes and earthquakes.

We also have agreements with casinos in Native American and foreign jurisdictions, which may subject us to sovereign immunity risks.

We may have a difficult time enforcing our contracts with Central American, South American, Caribbean, and Native American tribes and the casinos they own and operate. These customers may enjoy significant immunity or impracticality from suit.  For instance, in order to sue a Native American tribe (or an agency or instrumentality of a Native American tribe), the Native American tribe must have effectively waived its sovereign immunity with respect to the matter in dispute. While we always seek the waivers of immunity initially, they may not always become a part of our final contracts with Native American tribes.  Without a waiver, limited or otherwise, of the tribe’s sovereign immunity, our ordinary rights and remedies (such as our right to enter Native American lands to retrieve our property in the event of a breach of contract by the tribal party to that contract, or our right to enforce any outside judgment against such tribal party) will likely not be enforceable.

We compete in a single industry and our business may suffer if our products become obsolete or demand for them decreases, including without limitation, as a result of the downturn in the gaming industry.

We derive substantially all of our revenues from leasing, licensing, selling and other financing arrangements of products for the gaming industry. The gaming industry has recently suffered a significant downturn, with several casinos announcing layoffs and major reductions in spending.  Because of this downturn, our business may materially suffer if our products become obsolete or if use of our products decreases.  Consistent demand for and satisfaction with our products by our customers is critical to our financial condition and future success and problems, defects or dissatisfaction with our products could cause us to lose customers or revenues from leases with minimal notice. Additionally, our success depends on our ability to keep pace with technological advances in our industry and to adapt and improve our products in response to evolving customer needs and industry trends. If demand for our products weakens due to lack of market acceptance, technological change, competition, regulatory changes, or other factors, it could have a material adverse effect on our business, results of operations or financial condition.

Any disruption in our manufacturing processes, any significant increase in manufacturing costs or any inability to manufacture our products to meet demand could adversely affect our business and operating results.

We manufacture our software and related products ourselves.  Should any of these manufacturing processes be disrupted, we may be unable to timely remedy such disruption. In such a case, we may be unable to produce a sufficient quantity of our products to meet the demand of our customers. In addition, manufacturing costs may increase significantly and we may not be able to successfully recover these cost increases with increased pricing to our customers. Either case could have an adverse impact on our business, results of operations or financial condition.

We operate in a very competitive business environment and if we do not adapt our approach and our products to meet this competitive environment, our business, results of operations or financial condition could be adversely impacted.

There is intense competition in the gaming management and gaming products industry, which is characterized by dynamic customer demand and rapid technological advances.  In fact, there are approximately ten major systems providers offering casinos and gaming operators “total solution” casino management and table games management systems.  As a result, we must continually adapt our approach and our products to meet this demand and match these technological advances and if we cannot do so, our business, results of operations or financial condition may be adversely impacted. Conversely, the development of new competitive products or the enhancement of existing competitive products in any market in which we operate could have an adverse impact on our business, results of operations or financial condition. If we are unable to remain dynamic in the face of changes in the market, it could have a material adverse effect on our business, results of operations or financial condition.

We are dependent on the success of our customers and are subject to industry fluctuations.

Our success depends on our customers leasing or buying our products to expand their existing operations, replace existing gaming management products or equip a new casino.  Any slowdown in the replacement cycle as a result of the current downturn in the gaming industry may negatively impact our operations.

Additionally, to the extent existing or potential customers choose to allocate capital to expenditures other than gaming management products, particularly in response to the current downturn in the gaming industry, we may suffer a material adverse effect on our business, results of operations or financial condition.

If our products contain defects, our reputation could be harmed and our operating results and financial results could be adversely affected.

Some of our products and our anticipated future products are complex and may contain defects that we do not detect. The occurrence of defects or malfunctions in one or more of our products could result in financial losses for our customers and in turn termination of leases, cancellation of orders, product returns and diversion of our resources, and could additionally result in lost revenues, civil damages and regulatory penalties, as well as possible rescission of product approvals. Any of these occurrences could also result in the loss of or delay in market acceptance of our products and loss of placements.

We may not be able to attract, retain, or motivate the management or employees necessary to remain competitive in our industry.

The competition for qualified personnel in the gaming industry is intense.  Our future success depends on the retention and continued contributions of our key management, finance, marketing, development, technical and staff personnel, many of whom would be difficult or impossible to replace.  Our success is also tied to our ability to recruit additional key personnel in the future. We may not be able to retain our current personnel or recruit any additional key personnel required.  The loss of services of any of our personnel or our inability to recruit additional necessary key personnel could have a material adverse effect on our business, financial condition, results of operations and prospects.

We are highly dependent on the services provided by certain executives and key personnel.

Our success depends in significant part upon the continued service of certain senior management and other key personnel.  In particular, we are materially dependent upon the services of Chad Hoehne, a director of the Company and our Chief Executive Officer.  If Mr. Hoehne should no longer serve the Company in his present capacities it would likely have a materially adverse impact on our business, financial condition and operations. Importantly, we do not have an employment agreement with Mr. Hoehne, and the Company has secured “key person” term life insurance covering the life of Mr. Hoehne.

Our common stock trades only in an illiquid trading market.

Trading of our common stock is conducted on the over-the-counter markets—specifically on the OTCQB, a middle-tier quotation marketplace administered by OTC Markets (formerly known as The Pink Sheets). This generally has an adverse effect on the liquidity of our common stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of our Company and its common stock. This may result in lower prices for our common stock than might otherwise be obtained and could also result in a larger spread between the bid and asked prices for our common stock.

There is currently little trading volume in our common stock, which may make it difficult to sell shares of our common stock.

In general, there has been very little trading activity in our common stock.  The relatively small trading volume will likely make it difficult for our stockholders to sell their shares as and when they choose. Furthermore, small trading volumes generally depress market prices. As a result, you may not always be able to resell shares of our common stock publicly at the time and prices that you feel are fair or appropriate.

Item 2.  Properties.

In October 2010, the Company entered into a five-year lease on new corporate office space in Minnetonka, Minnesota, and took possession of the leased space in January 2011.  Presently, the Company is in the process of transitioning its operations to this new space from an existing space in Minnetonka, Minnesota.  The lease on the Company’s old space expires in May 2011, and the Company expects that the moving process will be completed by such time.  The new leased property includes over 4400 square feet of office and warehouse space.  The new monthly rent payment will initially be approximately $2,613 with periodic escalations to approximately $3,103 per month, excluding operating expenses.

Item 3.  Legal Proceedings.

None.

Item 4.  Reserved.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information:  The Company’s common stock is quoted for trading on the OTCQB over-the-counter quotation service under the symbol “TBTC.”  The OTCQB is a middle-tier quotation marketplace operated by OTC Markets (formerly known as The Pink Sheets).  Prior to February 22, 2011, the Company’s common stock had been quoted for trading on the over-the-counter bulletin board (the OTCBB) under the trading symbol TBTC.OB.  The following table sets forth the high and low bid prices for our common stock as reported by the OTC Bulletin Board in 2010 and 2009.  These quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions.  Trading in the Company’s common stock during the period represented was sporadic, exemplified by low trading volume and many days during which no trades occurred.

	2010
Price per Share Calendar Year	High	Low
Annual Price per Share	$2.50	$1.10
First Quarter, January -March	$1.51	$1.10
Second Quarter, April - June	$2.50	$1.25
Third Quarter, July - September	$2.25	$1.70
Fourth Quarter, October - December	$2.00	$1.40

	2009
Price per Share Calendar Year	High	Low
Annual Price per Share	$2.45	$1.01
First Quarter, January -March	$2.45	$1.15
Second Quarter, April - June	$2.15	$1.21
Third Quarter, July - September	$2.14	$1.45
Fourth Quarter, October - December	$2.10	$1.01

Holders:  As of March 25, 2011, the Company had outstanding 4,586,305 shares of common stock held by approximately 200 holders of record.

Dividends:  No dividends were declared or paid in 2010 or 2009.

Securities Authorized Under Equity Compensation Plans:  The table below sets forth certain information, as of the close of business on December 31, 2010, regarding equity compensation plans (including individual compensation arrangements) under which securities of the Company were then authorized for issuance.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (excluding securities reflected in column a)
	(a)	(b)	(c)
Equity compensation plans approved by securityholders	70,000	$1.75	300,000	(1)
Equity compensation plans not approved by securityholders

(1)
The Company is not required by applicable state law or the listing standards of any self-regulatory organization (e.g., the OTC Markets (OTCQB), NASD, AMEX or NYSE) to obtain the approval of its security holders prior to issuing any compensatory options, warrants or other rights to purchase securities of the Company.

Unregistered Sales of Securities:  During 2010, the Company made the following issuances and sales of unregistered securities:

In April 2010, the Company issued 67,571 shares of common stock to directors for a total director compensation expense of $118,249.  The expense is for services rendered during the period from April 2010 through March 2011, with $94,624 total expense in 2010.  The shares were issued pursuant to the exemption set forth in Section 4(2) of the Securities Act on the basis that all recipients of such shares were directors of the Company.

In July 2010, the Company issued 25,000 shares of common stock to an investor relations firm for a total investor relations expense of $61,250.  The expense is for services rendered during the period from May 2010 through April 2011, with $40,834 total expense in 2010.  The shares were issued pursuant to the exemption set forth in Section 4(2) of the Securities Act on the basis that the recipient of such shares was an accredited investor, and took the shares subject to a legend indicating that the shares were restricted securities under the Securities Act of 1933.

In October 2010, a total of 337,500 stock options were exercised by three employees resulting in total cash received of $42,187.  The shares of common stock issued upon exercise of the options were issued pursuant to Section 4(2) of the Securities Act of 1933 in light of the fact that they involved only three investors, all of whom were knowledgeable about the Company and had access to information from the Company, and took the shares subject to a legend indicating that the shares were restricted securities under the Securities Act of 1933.

In November 2010, the Company granted 70,000 fully vested stock options exercisable at $1.75 per share over the next five years to three key employees. Total compensation expense was $72,100.  These securities were issued pursuant to Section 4(2) of the Securities Act of 1933 in light of the fact that recipient of such shares were knowledgeable about the Company and had access to information from the Company, and took the shares subject to a legend indicating that the shares were restricted securities under the Securities Act of 1933.

Description of Equity Securities:  The authorized capital stock of the Company consists of 25 million shares of capital stock, $0.001 par value per share.  All shares of common stock have equal voting rights and are entitled to one vote per share on all matters to be voted upon by Company stockholders.  Shares of Company common stock have no preemptive, subscription, conversion or redemption rights and may be issued only as fully-paid and non-assessable shares.  Cumulative voting in the election of directors is not permitted.  In the event of liquidation, each holder of common stock is entitled to receive a proportionate share of our assets available for distribution to stockholders after the payment of liabilities.  All presently shares of common stock issued and outstanding are fully-paid and non-assessable.  In January 2010, the Company amended its articles of incorporation to increase the number of shares of capital stock authorized for issuance to a total of 25,000,000.  This amendment had been approved by the stockholders of the Company at the annual meeting of stockholders held in December 2009.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion should be read in conjunction with our audited financial statements and related notes that appear elsewhere in this filing.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements made in this report are “forward-looking statements,” as that term is defined under Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements are based upon our current expectations and projections about future events.  Whenever used in this report, the words “believe,” “anticipate,” “intend,” “estimate,” “expect” and similar expressions, or the negative of such words and expressions, are intended to identify forward-looking statements, although not all forward-looking statements contain such words or expressions.  The forward-looking statements in this report are primarily located in the material set forth under the headings “Description of Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are found in other parts of this report as well.  These forward-looking statements generally relate to our plans, objectives and expectations for future operations and are based upon management’s current estimates and projections of future results or trends.  Although we believe that our plans and objectives reflected in or suggested by these forward-looking statements are reasonable, we may not achieve these plans or objectives.  You should read this report completely and with the understanding that actual future results may be materially different from what we expect.  We will not update forward-looking statements even though our situation may change in the future.

Some, but not all, of the factors that could cause actual results to differ from those implied by the forward-looking statements in this report are more fully described in the “Risk Factors” section and of this report.

Industry data and other statistical information used in this report are based on independent publications, government publications, reports by market research firms or other published independent sources.  Some data are also based on our good faith estimates, derived from our review of internal surveys and the independent sources listed above.  Although we believe these sources are reliable, we have not independently verified the information.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash position at December 31, 2010 was $935,301, a decrease of $385,645 from $1,320,946 at December 31, 2009.  Management believes that the Company has adequate cash to meet its obligations and continue operations for both existing customer contracts and ongoing product development for the next 12 months.  The Company presently has no bank line of credit or other financing arrangements other than normal accounts payable terms with vendors.  As a result, its sole source of liquidity is cash, receivables and potentially other current assets.  Management is not aware of any trends or any known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the registrant’s liquidity increasing or decreasing in any material way.

Net cash flows used by operating activities during the year ended December 31, 2010 was ($334,973) compared with net cash flows provided by operating activities of $376,878 for 2009. This decrease of $711,851 was caused primarily by two large and financed installations of management systems, and two new rental systems, completed late in 2010 and the $250,000 write off of an uncollectible note receivable in 2009.

Net cash flows used in investing activities was $92,859 during the year ended December 31, 2010, compared to $267,943 for 2009. This increase of $175,084 was primarily due to a $64,546 cost of equipment held for rental program and the $20,967 purchase of a Company truck to be used for installations and the issuance of $250,000 note receivable in 2009.

Net cash provided by financing activities was $42,187 during the year ended December 31, 2010, compared to net cash flows used in financing activities of ($942) for 2009. The change was due to the $42,187 cash received from the exercise of outstanding options in October 2010 and the Company purchased treasury stock of $942 in 2009.

On December 31, 2010, total stockholders’ equity was $2,823,207. This compared to a stockholders’ equity of $2,421,048 in 2009, which is an increase of $402,159 or 16.6%.

The Company is not capital intensive. The basic product of the Company is computer software developed by its employees. Most manufacturing is done after the Company receives an order, so there is little product inventory held by the Company.

RESULTS OF OPERATIONS, YEAR ENDED DECEMBER 31, 2010 COMPARED TO YEAR ENDED DECEMBER 31, 2009

The most significant events that affected the 2010 results of operations were the Company’s (1) securing five new installation contracts, (2) obtaining licensure in the State of South Dakota, and (3) hiring an Executive Vice President of marketing and operations.

We have begun activity in a new market by providing our Table Trac system as a rental, with option to buy, for those properties that really desire a casino management system but simply cannot afford to buy one outright.  We closed on two such rental installations in 2010.  We have continued our cost-containment efforts initially begun in 2009, which resulted in a $42,000 (or 2%) improvement in our gross margin and a $176,000 (or 7%) reduction in our SG&A expenses compared to 2009.  These efforts all combined to increase our operating income $134,000 (or 261%) over our operating loss in 2009.

Inflation for the previous three years ended December 31, 2010 has been negligible, having no material effect on the Company’s operations.  Increased inflation may put the Company’s cash holdings at risk for a loss of real value.  As a result, the Company expects to periodically evaluate inflation pressure and take appropriate steps to place its available cash and cash equivalents into conservative and less inflation-sensitive investments.

Revenues decreased from $3,158,313 in 2009 to $3,024,653 in 2010.  The decrease of $133,660 was due to the fact that although we installed five Table Trac systems in 2010 and only four in 2009, two of the systems installed in 2010 were rental systems that generated monthly revenue as opposed to a full sale.  Ongoing maintenance revenue has increased from approximately $895,000 in 2009 to approximately $956,000 in 2010, an increase of approximately $61,000 (or 7%).

A breakout of our revenue by type is as follows:

	Years Ended December 31,
	2010	2009	2010	2009
			(percent of revenues)
System sales	$1,627,885	$1,710,439	53.8%	54.2%
License and maintenance fees *	955,694	895,066	31.6%	28.3%
Other sales	441,074	552,808	14.6%	17.5%
Total revenues	$3,024,653	$3,158,313	100.0%	100.0%

Cost of sales decreased to $703,306 in 2010 from $794,974 in 2009. The decrease of $91,668 was primarily due to the fact that two of the system installations were rental systems where the costs are being amortized over the life of the asset versus recognizing the entire cost of the systems upon sale, and less other sales.

A breakout of our cost of sales by type is as follows:
	Years Ended December 31,
	2010	2009	2010	2009
			(percent of revenues)

System sales	$486,738	$534,084	29.9%	31.2%
License and maintenance fees *	178,350	141,538	18.7%	15.8%
Other sales	38,218	119,352	8.7%	21.6%
Total cost of sales	$703,306	$794,974	23.3%	25.2%

Gross profit	$2,321,347	$2,363,339	76.7%	74.8%

*
Certain accounts in the prior year’s audited consolidated financial statements have been reclassified for comparative purposes to conform to the current year’s presentation.  In particular, the reclassification changes the presentation of (i) pass-through revenue from license fees by netting such revenue against license expense, and (ii) maintenance wages by including such wages in cost of sales on the statement of operations.  These reclassifications had no effect on reported net income.

Deferred revenues increased to $25,000 in 2010 from $0 in 2009.  The balance represents down payments received for system installations on order at year-end.  The deferred revenue is non-refundable and is recognized as revenue when the system installations are completed.  As of December 31, 2010 and 2009, the Company was not in the process of actively installing any new Table Trac systems.

The gross margin in 2010 was $2,321,347 or 76.7% of sales compared with $2,363,339 or 74.8% of sales in 2009. The percentage improved by nearly 2%.

Total operating expenses decreased from $2,414,756 in 2009 to $2,238,412 in 2010.  This 7% decrease of $176,344 was primarily due to significant decreases in bad debt expense totaling $507,722, which were the result of unusual events and significant economic changes that materially affected the amount of reported income from 2009’s operations, and occurred to three of our existing customers. A decrease in total wages of $72,042 was due to decreased bonuses and change in personnel. Those decreases were offset by the increases of $189,740 for contractors to handle the increasing research and development projects and Sarbanes-Oxley (SOX) 404 compliance consultancy,  $62,561 in travel expenses, $44,320 for insurances new in fourth quarter 2009, $42,992 in stock compensation, $26,066 in mileage reimbursement, and $24,723 in outside commissions. $72,100  in stock-based compensation was recorded for 2010.

Other income has decreased in 2010 to a net amount of $63,888 from $75,083 in 2009, the nearly 15% decrease of $11,195 is consistent due to our lower cash reserve balance earning $5,418 less interest and from $5,777 less interest earned on fewer outstanding accounts receivable-financed contracts compared to 2009.

The provision for income taxes was $22,700 in 2010, for an effective rate of 15.5%, compared to a provision for income taxes of $8,100 for an effective rate of 34.2% in 2009. The decrease in rates is primarily due to a reduction in deferred tax for inventory.

The net income for 2010 was $124,123 compared to net income for 2009 of $15,566. This was an increase of $139,689 or 897%.

The basic earnings per share in 2010 was $0.03 compared to basic earnings per share of $0.00 in 2009.

OFF-BALANCE SHEET ARRANGEMENTS

None.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Revenue Recognition

The Company derives revenues from the sales of systems, licenses and maintenance fees, services, rental, and participation-based agreements.

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

Participation revenue

In 2009, the Company began offering new customers a participation-based contract. Revenues were originally determined and billed monthly based on a percentage of the amount of money processed through the customer’s casino gaming system utilizing the Table Trac software. After some discussion with the SEC, it was determined that the Company would change its revenue recognition policy for these contracts to record revenue at the time of cash collection; there were no contracts of this type in 2010.

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

Accounts receivable consisted of the following at December 31, 2010 and 2009:

	December 31,	December 31,
	2010	2009

Accounts receivable under normal 30 day terms	$554,963	$339,430
Financed contracts:
Short-term	481,289	430,307
Current portion of long-term	828,170	553,431
Long-term, net of current portion	260,430	236,466
Total accounts receivable	2,124,852	1,559,634
Less allowance for doubtful accounts	(184,231)	(182,054)
Accounts receivable, net	$1,940,621	$1,377,580

Inventory

Inventory comprised of finished goods and work in process is stated at the lower of cost or market. The first-in, first-out cost method is used to value inventory. Inventory is reviewed annually for the lower of cost or market and obsolescence. Any material cost found to be above market value or considered obsolete is written down accordingly. The Company had no obsolescence reserve at December 31, 2010 and 2009.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders, Audit Committee and Board of Directors
Table Trac, Inc.
Minnetonka, MN

We have audited the accompanying balance sheet of Table Trac, Inc. as of December 31, 2010, and the related statements of income, stockholders' equity and cash flows for the year then ended.  These financial statements are the responsibility of the company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Table Trac, Inc. as of December 31, 2010 and the results of its operations and cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, Minnesota
March 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Table Trac, Inc.

We have audited the accompanying balance sheet of Table Trac, Inc. as of December 31, 2009, and the related statements of income, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Table Trac, Inc. as of December 31, 2009, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moquist Thorvilson Kaufmann Kennedy & Pieper LLC

Edina, Minnesota
March 31, 2010

TABLE TRAC, INC.

BALANCE SHEETS

	December 31, 2010	December 31, 2009
ASSETS
CURRENT ASSETS
Cash	$935,301	$1,320,946
Accounts receivable, net of allowance for doubtful accounts of $184,231 and $182,054 at December 31, 2010 and 2009, respectively	1,680,191	1,141,114
Inventory	151,254	189,482
Prepaid expenses	133,262	34,219
Other current assets	28,964	5,039
Income taxes receivable	260,618	172,434
TOTAL CURRENT ASSETS	3,189,590	2,863,234

LONG-TERM ASSETS
Patent, net	8,461	9,826
Property and equipment, net	41,641	34,219
System under rental program, net	61,214	-
Other long term asset	2,060	-
Deferred tax asset	18,000	-
Long-term accounts receivable – financed contracts	260,430	236,466
TOTAL LONG-TERM ASSETS	391,806	280,511
TOTAL ASSETS	$3,581,396	$3,143,745

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$93,648	$139,697
Deferred revenue	25,000	-
Deferred tax liability	639,541	574,000
TOTAL CURRENT LIABILITIES	758,189	713,697
LONG-TERM LIABILITIES
Deferred tax liability	-	9,000
TOTAL LIABILITIES	758,189	722,697

STOCKHOLDERS' EQUITY
Common stock, 0.001 par value; 25,000,000 and 5,000,000 shares authorized: 4,586,305 and 4,162,234 shares issued and outstanding at December 31, 2010 and 2009, respectively	4,586	4,162
Additional paid-in capital	1,682,231	1,404,619
Retained earnings	1,137,812	1,013,689
	2,824,629	2,422,470
Treasury stock, 1,000 shares (at cost) at December 31, 2010 and 2009	(1,422)	(1,422)
TOTAL STOCKHOLDERS’ EQUITY	2,823,207	2,421,048

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,581,396	$3,143,745

The accompanying notes are an integral part of these financial statements.

TABLE TRAC, INC.

STATEMENTS OF INCOME

	For the Years Ended December 31,
	2010	2009

Revenues	$3,024,653	$3,158,313

Cost of sales	703,306	794,974

Gross profit	2,321,347	2,363,339
Operating Expenses:
Selling, general and administrative	2,238,412	2,414,756

Income (loss) from operations	82,935	(51,417)

Other income	63,888	75,083

Net income before taxes	146,823	23,666

Income tax expense	22,700	8,100

Net income	$124,123	$15,566

Basic earnings per common share	$0.03	$0.00

Weighted-average basic shares outstanding	4,281,523	4,162,234

Diluted earnings per common share	$0.03	$0.00

Weighted-average diluted shares outstanding	4,281,523	4,463,049

The accompanying notes are an integral part of these financial statements.

TABLE TRAC, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional
	Number of Shares	Amount	Paid-in Capital	Retained Earnings	Treasury Stock	Total
BALANCE, DECEMBER 31, 2008	4,162,234	$4,162	$1,398,254	$998,123	$(45,747)	$2,354,792
Treasury stock repurchased in January 2009 at $1.40 per share, plus transactions costs	-	-	-	-	(942)	(942)
Treasury shares issued as employee bonuses in April 2009 at approximately $1.60 per share	-	-	6,365	-	45,267	51,632
2009 Net Income	-	-	-	15,566	-	15,566
BALANCE, DECEMBER 31, 2009	4,162,234	4,162	1,404,619	1,013,689	(1,422)	2,421,048
Common stock issued to board of directors for services rendered/to be rendered	67,571	68	118,181	-	-	118,249
Common stock issued to investors relations for services rendered/to be rendered	25,000	25	61,225	-	-	61,250
Exercise of stock options	337,500	337	41,850	-	-	42,187
Cancellation of shares to a consultant not earned or issued	(6,000)	(6)	(15,744)	-	-	(15,750)
Stock based compensation	-	-	72,100	-	-	72,100
2010 Net Income	-	-	-	124,123	-	124,123
BALANCE, DECEMBER 31, 2010	4,586,305	$4,586	$1,682,231	$1,137,812	$(1,422)	$2,823,207

The accompanying notes are an integral part of these financial statements.

TABLE TRAC, INC.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009

OPERATING ACTIVITIES
Net income	$124,123	$15,566
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,480	12,954
Deferred income taxes	38,541	(36,000)
Gain on sale of property and equipment	(952)	-
Allowance for doubtful accounts receivable	(2,177)	182,054
Write off of uncollectible note receivable	-	250,000
Stock issued for services	135,458	51,632
Cancellation of shares to a consultant not earned or issued	(15,750)	-
Stock based compensation	72,100	-
Changes in operating assets and liabilities:
Accounts receivable	(560,864)	514,886
Inventory	38,228	59,116
Prepaid expenses	(55,002)	(26,076)
Other current assets	(23,925)	(5,039)
Income taxes receivable	(88,184)	(127,434)
Accounts payable and accrued expenses	(46,049)	(125,484)
Deferred revenue	25,000	(389,297)
Net cash provided by (used in) operating activities	(334,973)	376,878

INVESTING ACTIVITIES
Purchase of other long term asset	(2,060)	-
Purchases of property and equipment	(31,753)	(17,943)
Proceeds from sale of property and equipment	5,500	-
Purchase of systems under rental program	(64,546)	-
Issuance of note receivable	-	(250,000)
Net cash used in investing activities	(92,859)	(267,943)

FINANCING ACTIVITIES
Repurchase of Company stock	-	(942)
Stock options exercised	42,187	-
Net cash provided by (used in) financing activities	42,187	(942)

NET INCREASE (DECREASE) IN CASH	(385,645)	107,993

CASH
Beginning of year	1,320,946	1,212,953
End of year	$935,301	$1,320,946

The accompanying notes are an integral part of these financial statements.

TABLE TRAC INC.
Notes to Financial Statements
December 31, 2010 and 2009

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

Reclassifications

Certain amounts in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements.  The reclassification was a change in presentation of IGT license pass-through revenue being netted to IGT license expense and of maintenance wages being included in cost of sales on the statement of operations to reflect the current classification.  These reclassifications had no effect on reported net income.

Concentrations of Risk

Cash Deposits in Excess of Federally Insured Limits

The Company maintains its cash balances at two financial institutions. Accounts are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company had approximately $435,000 and $738,000 of uninsured cash balances at December 31, 2010 and 2009, respectively.

Major Customers

The following table summarizes significant customer information for the years ended December 31, 2010 and 2009:

	For the Years Ended December 31,
	2010		2009
	% Sales	% AR	% Sales	% AR
A	27.1%	27.0%	33.7%	2.3%
B	19.5%	23.3%	-	-
C	8.6%	2.1%	14.7%	9.1%
D	8.2%	1.1%	12.7%	12.0%
E	7.5%	9.9%	-	-
F	6.2%	14.6%	17.5%	32.5%
G	5.0%	3.6%	10.3%	13.6%
H	1.5%	4.3%	1.5%	18.1%
All Others	16.4%	14.1%	9.6%	12.4%
Total	100.0%	100.0%	100.0%	100.0%

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

The Company offers its customers contracts with extended payment terms. The Company has established a history of successfully collecting on these contracts under the original payment terms without making concessions. Based on past and current collection history, all sales installment contracts are being recognized in revenue following the “system sales” policy noted above.

Maintenance revenue

Maintenance revenue is recognized ratably over the contract period.

Service revenue

Service revenue is recognized after the services are performed and collection of the resulting receivable is reasonably assured.

Rental revenue

In 2010, the Company began offering certain new customers a rental contract.  Revenues are billed monthly based on a per-game per-day basis.  There is an option to purchase the system after the rental agreement at a pre-determined residual value.

Participation revenue

In 2009, the Company began offering new customers a participation-based contract. Revenues were originally determined and billed monthly based on a percentage of the amount of money processed through the customer’s casino gaming system utilizing the Table Trac software. After some discussion with the SEC, it was determined that the Company would change its revenue recognition policy for these contracts to record revenue at the time of cash collection; there were no contracts of this type in 2010.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company held no cash equivalents on December 31, 2010 or 2009.

Accounts Receivable / Allowance for Doubtful Accounts

Accounts receivable includes regular customer receivables for systems sales and on-going monthly license and maintenance billings which is typically due within 30 days of invoicing. The Company also, at times, depending on the customer’s credit, has systems sales that are financed over a period of 15 to 27 months. Our accounts receivable includes regular customer receivables and amounts from financed contracts due within 12 months. Amounts from these contracts coming due beyond 12 months are recorded as “Long-term accounts receivable - financed contracts”.  Our practice for systems sales is to require a down payment, with a portion paid at the time a contract is signed and the remainder either paid 30 days after the system installation is completed or financed generally over a period of 15 – 27 months. Interest on the financed balance is invoiced upon receipt of payment; payments received are applied first against unpaid interest with the remainder applied to unpaid principal.

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

Inventory

Inventory is comprised of finished goods and is stated at the lower of cost or market. The first-in, first-out cost method is used to value inventory. Inventory is reviewed annually for the lower of cost or market and obsolescence. Any material cost found to be above market value or considered obsolete is written down accordingly. The Company had no obsolescence reserve at December 31, 2010 and 2009.

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

Intangible Asset

The Company has a patent number 5,957,776 relating to its table game control system. Expenses incurred in obtaining this patent are carried at cost and are being amortized over seventeen years using the straight-line method. Total patent costs were $23,472. The amortization expense was $1,365 for both of the years ended December 31, 2010 and 2009. Future amortization is $1,365 for each of the years ending 2011 through 2015 and $1,636 thereafter.

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

The Company accounts for income taxes pursuant to Financial Accounting Standards Board guidance. This guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than not (a greater than 50 percent likelihood of being realized) to be sustained upon examination by taxing authorities. The Company believes its income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves, or related accruals for interest and penalties have been recorded at December 31, 2010 and 2009. In accordance with the guidance, the Company has adopted a policy under which, if required to be recognized in the future, interest and penalties related to the underpayment of income taxes will be classified in operating expenses in the statements of operations. The Company has three open years of tax returns subject to examination.

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

The Company estimates the fair value of stock-based payment awards on the date of grant using an option pricing model. These option pricing models involve a number of assumptions, including the expected lives of stock options, the volatility of the public market price for the Company’s common stock and interest rates. Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that are ultimately expected to vest. The fair value of each option grant is estimated on the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions and results for the grants:

The fair value of each option grant is estimated on the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions and results for the grants:

	2010	2009
Dividend yield	None	N/A
Expected volatility	148.75%	N/A
Expected life of option	30 months	N/A
Risk-free interest rate	1.10%	N/A
Forfeiture rate	None	N/A
Weighted average fair value of options granted	$1.03	N/A

Since the Company has only declared dividends once in the past, the dividend yield used was zero. Expected volatility is based on the historical closing of the stock price. The expected life of the options is determined using a simplified method, computed as the average of the option vesting periods and the contractual term of the option, as the Company does not have sufficient historical data to estimate the expected term of share-based awards. The risk-free interest rate for the expected term of the stock options was based on the U.S. Treasury yield curve in effect at the time of the grant. Since the Company’s outstanding stock options have historically been exercised prior to expiration, the forfeiture rate used was zero.

Stock-based compensation expense related to options was $72,100  ($0.02 per share) and $0 for the years ended December 31, 2010 and 2009, respectively. The Company estimates the amount of future stock-based compensation expense related to outstanding options to be $0.

Segment Reporting

The Company operates as one reporting segment.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and items defined as other comprehensive income (loss). Items defined as other comprehensive income (loss) include such items as foreign currency translation adjustments and unrealized gains (losses) on certain marketable securities. For the year ended December 31, 2010 and 2009, the Company had no items defined as other comprehensive income (loss).

Basic and Diluted Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average shares outstanding during the reporting period. Diluted earnings per share is computed similar to basic earnings per share except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options or warrants, if dilutive. The number of additional shares is calculated by assuming that outstanding stock options or warrants were exercised and that the proceeds from the exercise were used to acquire shares of common stock at the average market price during the reporting period. (See Note 9)

Recent Accounting Pronouncements

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

 NOTE 2. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following at:

	December 31,	December 31,
	2010	2009

Accounts receivable under normal 30-day terms	$554,963	$339,430
Financed contracts:
Short-term	481,289	430,307
Current portion of long-term	828,170	553,431
Long-term, net of current portion	260,430	236,466
Total accounts receivable	2,124,852	1,559,634
Less allowance for doubtful accounts	(184,231)	(182,054)
Accounts receivable, net	$1,940,621	$1,377,580

A roll-forward of the Company’s allowance for doubtful accounts for the years ended is as follows:
	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009

Accounts receivable allowance, beginning of year	$182,054	$-
Provision adjustment during period	8,062	265,528
Write-off of bad debt	(5,885)	(83,474)
Accounts receivable allowance, end of year	$184,231	$182,054

NOTE 3. NOTE RECEIVABLE

Note receivable activity for the year ended December 31, 2009 is as follows:

Note Receivable
Balance as of December 31, 2008	$-0-
March 2009, customer loan made	250,000
Balance written off to bad debt expense	(250,000)

Balance as of December 31, 2009	$-0-

In March 2009, the Company provided a $250,000 loan to a customer to help them get their casino business started. The loan bore interest at an annual rate of 80% and was due September 13, 2009. Beginning September 13, 2009, a $90 per day late fee was assessed for each day the loan remained unpaid. During the fourth quarter of 2009, the Company wrote-off the note because the casino customer had been shut down as a result of a court order reversing or re-interpreting a constitutional amendment of 2006 providing for the legality of bingo in the Alabama county where the customer conducted business. In connection with this customer, the Company had also wrote-off $45,800 for past due accounts receivable related to participation revenue earned and unreimbursed expenses.

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at:

	December 31, 2010	December 31, 2009
Office equipment	$26,990	$19,199
Vehicles	44,654	46,474
	71,644	65,673
Less: accumulated depreciation	(30,003)	(31,454)
Property and equipment, net	$41,641	$34,219

Rental Equipment	$64,546	$-
Less: accumulated depreciation	(3,332)	-
Systems under rental program, net	$61,214	$-

Depreciation expense totaled $23,115 and $11,589 for the years ended December 31, 2010 and 2009, respectively.

NOTE 5. OPERATING LEASES

Effective January 1, 2011, the Company has a five-year lease on new corporate office space in Minnetonka, Minnesota, which expires in July 2016. This lease has rent escalations from $2,777 to $3,103 per month, excluding operating expenses.  The Company has a lease for other office space which expires in May 2011. The lease has monthly rent of $3,880, including operating expenses. Future minimum lease payments are as follows:

2011	$33,035
2012	33,563
2013	34,447
2014	35,376
2015	36,305
Thereafter	21,719
Total	$194,445

Rent expense was $49,010 and $42,019 in 2010 and 2009, respectively.

NOTE 6. STOCKHOLDERS’ EQUITY

Common Stock

In January 2010, the Company amended its articles of incorporation to increase the number of authorized shares to 25,000,000.

In April 2010, the Company issued 67,571 shares, at $1.75 per share for a total cost of $118,249 to the Board of Directors for annual compensation for the period from April 1, 2010 to March 31, 2011. A total of $94,624 was recognized as stock compensation expense for the year ended December 31, 2010.

In July 2010, the Company recorded 25,000 shares, at $2.45 per share for a total cost of $61,250 to the investor relations firm per contract for the period from May 2010 to April 2011. A total of $40,834 was recognized as professional fees: shareholder relations for the year ended December 31, 2010.

In January 2009, the Company repurchased 625 shares of its common stock for a total purchase cost of $942. On April 14, 2009, the Company issued 31,825 shares of its repurchased stock to its employees through its employee bonus program. The issuance of the 31,825 shares of treasury stock was valued at the trading value of the Company’s common stock at the date of issuance of $1.60 per share or $50,920 in total. The total cost of $51,632, which includes transaction costs of $712, was recognized as stock compensation expense in the Company’s statement of income. The difference between the initial cost of purchase of the treasury stock and the trading value of the reissued treasury stock of $6,365 was recorded as a credit to additional paid-in-capital in the Company’s balance sheet. As of December 31, 2009, the Company holds 1,000 common stock shares in treasury at a total cost of $1,422 for future employee issuances under the bonus program.

In May 2008, the Company recorded a contingent issue of 6,000 common restricted shares for consultant services with a fair value of $15,750; through renegotiation, the shares were never issued or earned. The shares were cancelled in 2010.

Stock Options

In October 2001, the Company implemented an Employee Stock Incentive Plan, which was approved by the shareholders at the annual meeting held in September 2001. This plan provides for the issuance of options to employees to purchase shares of the Company’s common stock at an exercise price at least equal to the fair value of the Company’s common stock at the grant date.  Options may be exercisable for a period of up to six years from the date of grant. The Company has reserved 1,000,000 shares of its common stock for potential issuance under this plan. As of December 31, 2010, a total of 300,000 stock options remained available for grants.

In November 2010, the Company issued 70,000 fully vested five-year employee stock options with an exercise price of $1.75 per share.

The following is a summary of all activity involving options for the years ended December 31:
	Outstanding	Weighted Average
	and Exercisable Options	Exercise Price	Remaining Term (years)	Aggregate Intrinsic Value

Balance, December 31, 2008	337,500	$0.13	2

Granted	- 0 -
Exercised	- 0 -
Cancelled	- 0 -

Balance, December 31, 2009	337,500	0.13	1	$344,250

Granted	70,000	1.75
Exercised	(337,500)	0.13		531,563
Cancelled	- 0 -

Balance, December 31, 2010	70,000	1.75	5	$17,500

The aggregate intrinsic value in the table represents the difference between the closing stock price on December 31, 2010 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on December 31, 2010. Total fair value of options vested during the years ended December 31, 2010 and 2009 was $72,100 and $0, respectively.

NOTE 7. SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest was $0 for the years ended December 31, 2010 and 2009.

Cash paid for income taxes totaled $40,000 and $171,534 for the years ended December 31, 2010 and 2009, respectively.

Common stock issued for future services totaled $179,499 and $0 for the years ended December 31, 2010 and 2009, respectively.

NOTE 8. INCOME TAXES

The income tax provision consists of the following for the years ended December 31:
	2010	2009
Current tax expense	$1,000	$44,100
Deferred tax expense	21,700	(36,000)
Total income tax expense	$22,700	$8,100

 The reconciliation between expected federal income tax rates and the Company’s effective federal tax rates is as follows:
	2010		2009
	Amount	Percent	Amount	Percent
Expected federal tax	$49,900	34.0%	$8,000	34.0%
Permanent timing differences	29,900	20.4%	2,600	11.2%
Reduction in deferred tax liability for inventory	(53,500)	(36.4)%	(19,300)	(81.6)%
State income tax, net of federal tax benefit	10,800	7.4%	1,300	5.5%
Other	(14,400)	(14.2)%	15,500	65.5%
Total	$22,700	15.5%	$8,100	34.2%

 The following table summarizes the Company’s deferred tax assets and liabilities at December 31, 2010 and 2009:

	2010	2009
Current deferred tax asset (liabilities):
Accounts payable and accrued expenses	$6,000	$23,000
Accounts receivable	(817,000)	(599,000)
Allowance for doubtful accounts	71,000	70,000
Inventory	-	(54,000)
Prepaid expenses	(57,000)	(14,000)
Deferred revenue	10,000	-
Net operating loss - federal	147,459	-
Net current deferred tax liability	$(639,541)	$(574,000)
Long-term deferred tax asset (liability):
Net operating loss - state	20,000	-
Book - Tax depreciation	(2,000)	(9,000)
Net long-term deferred tax asset (liability)	$18,000	$(9,000)
Net deferred tax liability	$(621,541)	$(583,000)

NOTE 9. EARNINGS PER SHARE

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

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for years ended December 31, 2010 and 2009:

	For the Years ended December 31,
	2010	2009
Basic earnings per share calculation:
Net income to common stockholders	$124,123	$15,566
Weighted average number of common shares outstanding	4,281,523	4,162,234
Basic net income per share	$0.03	$0.00

Diluted earnings per share calculation:
Net income	$124,123	$15,566
Weighted average number of common shares outstanding	4,281,523	4,162,234

Common stock equivalents:
Stock options	-	300,815
Weighted average diluted shares outstanding	4,281,523	4,463,049
Diluted net income per share	$0.03	$0.00

NOTE 10. GEOGRAPHIC CONCENTRATIONS

The Company sells its technologies and services to casinos in the United States, and countries in both Central and South America. For 2010 and 2009, 93% and 90% of the Company’s revenues were from the United States, 6% and 8% from Central America, and 1% and 2% from South America, respectively.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Moquist Thorvilson Kaufmann Kennedy & Pieper LLC formerly Carver Moquist & O'Connor, LLC has been the independant auditor for Table Trac, Inc. (the"Company") since 2004. On October 14, 2010, the Company engaged Baker Tilly Virchow Krause, LLP as the Company’s successor independent auditor. The decision to change accountants was approved by the Company’s Board of Directors and was recommended by the Company’s Audit Committee. During the previous two fiscal years ended December 31, 2009 and 2008 and the subsequent period through October 14, 2010, there were no: (1) disagreements with Moquist Thorvilson Kaufmann Kennedy & Pieper LLC formerly Carver Moquist & O'Connor, LLC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement, or (2) reportable events.

Item 9A.  Controls and Procedures.

Under the supervision and with the participation of our management, including our chief executive officer/principal financial officer (CEO/PFO), we conducted an evaluation of the effectiveness, as of December 31, 2010, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our CEO/PFO, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our management has concluded, as discussed below, that material weaknesses existed in our internal control over financial reporting as of December 31, 2010 and as a result, our disclosure controls and procedures were not effective.

Notwithstanding the material weaknesses that existed as of December 31, 2010, our CEO/PFO has concluded that the financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

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

In performing the assessment, our management identified the following material weaknesses in internal control over financial reporting as of December 31, 2010:

Management's internal control system is dependent entirely on the CFO/PFO and a few key employees. As such, it has the inherent flaws of lack of segregation of duties and being subject to time constraints of an ever expanding set of demands that are part of growing a business. We have attempted to mitigate this weakness through the hiring of both a part-time office clerk to perform data entry and an independent CPA to perform the monthly accounting procedures with the weekly on-going review of our CEO/PFO and with the quarterly review of the financial statements by the entire board.  However, ultimate control authority still resides with our CEO/PFO. Consequently, management has not maintained effective control relating to the segregation of duties in the individual monthly closings and the monthly financial reporting process in adequately preparing account reconciliations and properly evidencing journal entries. The Company closes and reports quarterly.

Although the Company did not have a financial expert on its Audit Committee for all of 2010 and 2009, they did have an audit committee that was actively involved with the financial reporting process during 2010. The audit committee’s first meeting was in January 2010 and they were active in the 2009 Form 10-K reporting process and for all the of 2010 quarterly Form10-Q reporting processes. There was a financial expert on the audit committee for a four-month period that covered the review of the 2009 Form 10k reporting process only. However, the entire board reviewed all of 2010 reports prior to filing.

Due to this assessment and review, management has concluded that our internal control over financial reporting was not effective as of December 31, 2010. Notwithstanding the material weaknesses that existed as of December 31, 2010 and 2009, our CEO/PFO has concluded that the financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the financial position, results of operations and cash flows of the Company in conformity with GAAP.

CHANGES IN INTERNAL CONTROLS

Management has taken the following steps to help improve the Company’s control structure:

In February 2010, the Company engaged KMAS Consulting LLC (KMAS), who is providing a permanent part-time CPA to perform the daily accounting tasks and to insure proper separation of duties and procedures are carried out as we implement remediation of areas that represent material weaknesses. The majority of the preparation of the financial statements was carried out by the KMAS CPA along with the Company’s CEO/PFO. The KMAS CPA prepared routine and non-routine journal entries, processed certain transactions, prepared certain account reconciliations, and prepared interim and annual financial statements (including report combinations and footnote disclosures) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) with review and approval by the CEO/PFO. The Company believes it has sufficient personnel resources and technical accounting and reporting expertise within the Company’s financial closing and reporting functions at the time of the preparation of this Form 10-K.

In May 2010, the Company engaged Milo Belle Consultants LLC, who is providing internal audit control personnel for testing assistance in streamlining processes and procedures. Milo Belle performed our annual assessment in July 2010 and noted a number of significant deficiencies in its report issued in the third quarter of 2010. The Company implemented mitigating controls to those significant deficiencies so that in the third and fourth quarters of 2010 we could meet our SOX 404 objectives.

In September 2010, the Company hired a part-time office clerk who is providing the day-to-day data entry into the accounting systems which provides another layer of segregation of duties.

During the fiscal year covered by this report, we developed and began implementing our remediation plans to address the material weaknesses in internal control over financial reporting described in 2010 and 2009. To date, we have made progress towards remediation, including taking steps to:

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

•
formalize journal entry preparation and review process to include sufficient supporting documentation and proper review and approval prior to recording; and implement a formal financial reporting process that includes review of the financial statements by the full board of directors prior to filing with the SEC; and

•	in March 2011, the Company hired a search firm to assist in a search for the Chief Financial Officer.

We were able to conclude that the material weaknesses described in our Annual Report on Form 10-K for the year ended December 31, 2009 were still not effectively remediated as of December 31, 2010.

Item 9B.  Other Information.

The 2010 annual meeting of stockholders was held on Thursday December 16, 2010 at the Comfort Inn-Plymouth, 3000 Harbor Lane North, at 10:00 a.m. local time.  At the annual meeting, the following matters were submitted to a vote of our stockholders:

•
The election of five directors to our Board of Directors, for which positions the board had nominated the following individuals:  Chad Hoehne, Robert Siqveland, Thomas Oliveri, Michael Connolly, and Steve Browne; and

•	The ratification of the appointment of Baker Tilly Virchow Krause, LLP as our independent registered public accounting firm for fiscal 2010.

At the annual meeting, the stockholders elected each of the above-identified nominees to the Board of Directors and ratified the appointment of Baker Tilly Virchow Krause, LLP as our independent registered public accounting firm for 2010.  A quorum consisting of 3,319,841 shares was present at the meeting either in person or by proxy. The results of the voting were as follows:

PROPOSAL	FOR	WITHHELD /AGAINST	ABSTAIN

Election of Directors
- Chad Hoehne	2,605,290	1500	0
- Robert Siqveland	2,305,157	301,633	0
- Thomas Oliveri	2,606,290	500	0
- Michael Connolly	2,603,290	3,500	0
- Steve Brown	2,606,790	0	0

Ratification of Auditors	2,979,208	303,133	0

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

MANAGEMENT

The executive officers and directors of the Company, with a brief description, are as follows:

Name	Age	Position	Independent Director
Chad B. Hoehne	49	President, CEO, PFO, Director
Mr. Hoehne is the President and founder of the Company.  He has a B.S. degree in Business Administration, Finance and computer minor from Minnesota State University. Mr. Hoehne founded Table Trac, Inc. in 1994 after working nine years for a successful Minneapolis electronics manufacturer and software company.

Mr. Hoehne has been on our board since the Company’s founding and served as the Chairman of the Board continuously through 2010.
			NO

Robert R. Siqveland	66	Executive Assistant, Corporate Secretary, Director
Mr. Siqveland is employed by Table Trac, Inc. as Executive Assistant.  Mr. Siqveland has served as Corporate Secretary on the Board of Directors since 1999.  Prior to joining Table Trac, Mr. Siqveland was an investment advisor with Summit Investment and venture capitalist with Property Growth Company for 25 years, providing “seed capital” and management to over 30 companies.

Mr. Siqveland has been a director at Table Trac since 1999.
			NO

Michael Connolly	54	Director, Chairman of the Board, Chair of the Audit Committee
Mr. Michael Connolly has over 25 years experience helping business leaders and owners create exceptional value for companies in transition by combining business-development skills and financing capabilities.

Mr. Connolly is responsible for capitalization, leadership development, profit and loss and exit strategies for client companies.  He is expert at developing teammates through goal alignment and helping them to deliver their collective best. As founder of Mount Juliet Ventures more than 20 years ago, he most recently helped transform successful private and public national companies including Softbrands, ElderLife, BuyerZone, Insignia Systems, ElderCarelink, Jamba Juice, Great Clips for Hair, Chili's, SuperCuts and The Hotel Donaldson.  Previously, Mr. Connolly served as Chief Operating Officer of Trammel Crow Company, where he restructured over $300 million in commercial debt. Prior to that, he was the founder and President of the Tax and Business Services Division at American Express, Inc. where he grew revenues from zero to $25 million in three years. Mr. Connolly received his MBA from Harvard.
			YES

Mr. Connolly has served on multiple public boards and most recently was elected to the board of Global Axcess Corp. (GAXC.OB).

Mr. Connolly has been a director at Table Trac since December 2010 and was elected to be Chairman at the first meeting of the new board in December 2010.

Steven A. Browne	55	Director, Chair of the Compensation Committee
Mr. Steve Browne has been involved in the gaming industry since the late 1970s and has been involved with companies as Del Webb’s Sahara Tahoe, the Eldorado, and Club Cal-Neva in northern Nevada.  He worked in many positions at all levels, primarily in the area of table games management and operations.  In 1988, Mr. Browne and two partners purchased Cactus Jacks Casino in Carson City, Nevada.  He spent the next ten years as Treasurer and General Manager of that property.  During that period, Steve was instrumental in developing a unique, customer-driven marketing and service program that took an underperforming casino down the road to seven years of double-digit growth. In 1997, he stepped down as General Manager and sold his interest in the casino.  Since that time, Mr. Browne has developed a successful consulting practice specializing in the areas of customer service, player development, and casino operations.  He works extensively with casino clients across North America and overseas.  Mr. Browne is the author of two books, Gambling And Service: The Complete Book On Casinos, Customer Service, And Selling An Entertainment Experience That Enriches People’s Lives, and The Math of Player Development.  He is also the author of several complete Service and Sales Training Programs for gaming employees and managers. Mr. Browne has been instrumental in leading the charge to developing customer service and customer-focused marketing as a competitive edge in today’s fiercely contested gaming markets.

Mr. Browne has been a director at Table Trac since December 2010.
YES

When considering whether directors and nominees have the experience, qualifications, attributes and skills to enable the Board of Directors to satisfy its oversight responsibilities effectively in light of the Company’s business and structure, the Board of Directors focuses primarily on the industry and transactional experience, and other background, in addition to any unique skills or attributes associated with a director.  With regard to Mr. Hoehne, the Board of Directors considered his deep and significant experience, expertise and background with regard to the Company, its products and its industry.  With regard to Mr. Siqveland, the Board of Directors considered his background and experience with the Company as well as the public securities markets.  With regard to Mr. Connolly, the Board of Directors considered his extensive background in management consulting and oversight and his demonstrated leadership skills.  Finally, with regard to Mr. Browne, the Board of Directors considered his extensive experience in the gaming industry in general and his skills at helping businesses develop a more customer-focused enterprise.

The directors of the Company are elected annually by the stockholders for a term of one year or until their successors are elected and qualified.  The board held quarterly conference calls to review the financials and had calls more often as needed to deal with any and all issues as they came up during the year.  The board officially meets once a year following the annual stockholders meeting that has traditionally been held in December.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS
During the past ten years, no officer, director, control person or promoter of the Company has been:

•
involved in any petition under the federal bankruptcy laws or any state insolvency law that was filed by or against, or a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years, or any corporation or business association of which he was an executive officer at or within two years within the date of this report;

•	convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:  (1) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity; (2) engaging in any type of business practice; or (3) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

•
the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

•
found by a court of competent jurisdiction in a civil action or by the SEC to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated;

•
found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

•
the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:  (1) any federal or state securities or commodities law or regulation; or (2) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (3) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•
the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

AUDIT COMMITTEE FINANCIAL EXPERT

The Board of Directors has determined that at least one member of the Audit Committee, Mr. Michael Connolly, is an “audit committee financial expert” as that term is defined in Regulation S-K promulgated under the Exchange Act.  Mr. Connolly’s relevant experience is detailed above.  As noted above, Mr. Connolly qualifies as an “independent director,” as such term is defined in Section 5605(a)(2) of the Nasdaq Listing Rules, and meets the criteria for independence set forth in Rule 10A-3(b)(1) under the Exchange Act.  The Board of Directors has determined each member of the Audit Committee is able to read and understand fundamental financial statements and that at least one member of the Audit Committee has past experience in finance or accounting matters.

CODE OF ETHICS

We have adopted a Code of Ethics that governs the conduct of our officers, directors and employees in order to promote honesty, integrity, loyalty and the accuracy of our financial statements.  You may obtain a copy of the Code of Ethics without charge by writing us and requesting a copy, attention: Chad Hoehne, 6101 Baker Road, Suite 206, Minnetonka, Minnesota 55345 . You may also request a copy by calling us at (952) 548-8877.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers, directors and persons considered to be beneficial owners of more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission and Nasdaq.  Officers, directors and greater-than-ten-percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.  Based solely on a review of the copies of such forms furnished to the Company by its officers and directors, or the Company’s actual knowledge of transactions involving such officers and directors, the Company believes that all such filings were filed on a timely basis for fiscal year 2010, with the exception that the 67,571 shares issued as stock compensation award to the entire board on April 23, 2010 (10,000 shares to each of Messrs. Hoehne, Siqveland and Smith, 17,000 shares to Mr. Oliveri, and 20,571 shares to Mr. Goulet) was not reported by any of the board members, and a total of 181,500 shares issued upon the exercise of stock options exercised by Messrs. Hoehne (157,500 shares) and Siqveland (24,000 shares) on or about October 27, 2010 was not reported by either officer.  The Company is presently facilitating corrective action (the filing of appropriate forms) although it believes than none of these transactions will constitute transaction subject to matching under Section 16(b) of the Securities Exchange Act of 1934.

Item 11.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth the cash and non-cash compensation for awarded to or earned by:  (i) each individual who served as the principal executive officer and principal financial officer of Table Trac during the year ended December 31, 2010; and (ii) each other individual that served as an executive officer of Table Trac at the conclusion of the year ended December 31, 2010 and who received more than $100,000 in the form of salary and bonus during such fiscal year.  For purposes of this report, these individuals are collectively the “named executives” of the Company.

Name and Principal Position		Salary	Other Annual Compensation	Stock Option Awards	Total
Chad Hoehne, Chief	2010	$332,215	$-	$-	$332,215
Executive Officer and Principal Financial Officer	2009	367,144	8,000	-	375,144

(1)
The $8,000 of Other Annual Compensation relates to a 5,000-share stock award granted to Mr. Hoehne in April, 2009.  This stock grant was valued at $8,000 using the market price of the stock on the grant date multiplied by the shares awarded.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

We had no outstanding equity awards as of December 31, 2010 for any named executives

EMPLOYMENT AND CHANGE-IN-CONTROL AGREEMENTS

We do not currently have any employment or change-in-control agreements with any named executives or any other current members of our executive management.  In 2010 (and since 2002), Mr. Hoehne has fulfilled the duties of Chief Executive Officer and principal financial officer and corporate administrator, performing the corporate accounting and finance activities, in addition to programming and technology development responsibilities.  For these services, Mr. Hoehne’s total executive compensation was $332,215 and $375,144 for 2010 and 2009, respectively.

As of the date of this Annual Report, Table Trac Inc. does not offer its executive employees any pension, annuity, profit sharing or similar benefit plans other than our insurance and Stock Incentive Plan.  Executive compensation is subject to change from time to time concurrent with our requirements and policies as established by the Board of Directors and its Compensation Committee.

COMPENSATION OF DIRECTORS

Name		Compensation	Stock Awards	Stock Option Awards	Total
Chad Hoehne	2010	$8,000	$17,500	$-	$25,500
Bob Siqveland	2010	11,000	17,500	-	28,500
Glenn Goulet (1)	2010	-	35,999	-	35,999
Michael Connolly (2)	2010	1,000	-	-	1,000
Steve Browne (3)	2010	1,000	-	-	1,000
Tom Oliveri (4)	2010	15,500	29,750	-	45,250
Scott Smith (5)	2010	5,000	17,500	-	22,500

(1)	Mr. Goulet resigned from the Board of Directors in August 2010.
(2)	Mr. Connolly joined the Board of Directors on December 16, 2010.
(3)	Mr. Browne joined the Board of Directors on December 16, 2010.
(4)	Mr. Oliveri resigned from the Board of Directors on January 20, 2011.
(5)	Mr. Smith resigned from the Board of Directors on April 27, 2010.

Company directors are compensated on an annual award approved by the board plus expenses; until the annual award is approved, directors are paid $1,000 per meeting.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

As of the close of business on March 25, 2011, we had outstanding one class of voting securities—common stock—of which there were 4,586,305 shares issued and outstanding.  Each share of common stock is currently entitled to one vote on all matters put to a vote of our shareholders.  The following table sets forth the number of common shares, and percentage of outstanding common shares, beneficially owned as of March 25, 2011, by:

•	each person known by the Company to be the beneficial owner of more than five percent of the Company’s outstanding common stock
•	each current director
•	each executive officer of the Company and other persons identified as a named executive in ITEM 11 above, and
•	all current executive officers and directors as a group.

Unless otherwise indicated, the address of each of the following persons is 6101 Baker Road, Suite 206, Minnetonka, Minnesota 55345, and each such person has sole voting and investment power with respect to the shares set forth opposite his, her or its name.

Name and Address	Common Shares Beneficially Owned (1)	Percentage of Common Shares (1)
Chad Hoehne (2)	1,306,100	28.48%
Robert Siqveland (3)	215,325	4.69%
Glenn Goulet (4)	75,571	1.63%
Michael Connolly (5)	-	*
Steve A. Browne, Director (6)	-	*
All directors and officers as a group (7)	1,596,996	34.8%
Doucet Capital, LLC (8) 2204 Lakeshore Drive, Suite 218 Birmingham, AL 35209	417,335	9.1%

* denotes less than one percent.

(1)
Beneficial ownership is determined in accordance with the rules of the SEC, and includes general voting power and/or investment power with respect to securities.  Shares of common stock issuable upon exercise of options or warrants that are currently exercisable or exercisable within 60 days of the record rate, and shares of common stock issuable upon conversion of other securities currently convertible or convertible within 60 days, are deemed outstanding for computing the beneficial ownership percentage of the person holding such securities but are not deemed outstanding for computing the beneficial ownership percentage of any other person.  Under the applicable SEC rules, each person’s beneficial ownership is calculated by dividing the total number of shares with respect to which they possess beneficial ownership by the total number of outstanding shares of the Company.  In any case where an individual has beneficial ownership over securities that are not outstanding, but are issuable upon the exercise of options or warrants or similar rights within the next 60 days, that same number of shares is added to the denominator in the calculation described above.  Because the calculation of each person’s beneficial ownership set forth in the “Percentage of Common Shares” column of the table may include shares that are not presently outstanding, the sum total of the percentages set forth in such column may exceed 100%.

(2)	Mr. Hoehne is the Chief Executive Officer and a director of the Company.

(3)	Mr. Siqveland is a director of the Company and also serves as the Executive Assistant.

(4)
Mr. Goulet served as an independent director until he was hired as Executive Vice President, Sales in August 2010 and he resigned his position on the board.  Shares listed in the table include 50,000 shares issuable upon the exercise of an outstanding option.

(5)	Mr. Connolly is the Chairman of the Board.

(6)	Mr. Browne is a director of the Company.

(7)	Consists of five persons: Messrs. Hoehne, Siqveland, Goulet, Connolly and Browne.

(8)
Share figures reflected in the table are based on a February 15, 2011 Schedule 13/G filing with the SEC, which is the Company’s most recent and best available information relating to Doucet Capital’s ownership of Company common stock.  Based on the above-reference Schedule 13/G filing, voting and dispositive power with respect to these shares is exercised by Doucet Asset Management LLC.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

CERTAIN RELATIONSHIPS AND TRANSACTIONS

None.

DIRECTOR INDEPENDENCE

The Company does not have a standing nominating committee.  Instead, the entire Board of Directors shares the responsibility of identifying potential director-nominees to serve on the Board of Directors.

The Board of Directors does have a standing Compensation Committee and Audit Committee.  The Compensation Committee is composed of Messrs. Browne and Connolly (with Mr. Browne serving as chairperson) .  The Audit Committee is composed of Messrs. Connolly and Brown (with Mr. Connolly serving as chairperson) .  The Board of Directors has determined that Messrs. Browne and Connolly are “independent,” as such term is defined in Section 5605(a)(2) of the Nasdaq Listing Rules, and meets the criteria for independence set forth in Rule 10A-3(b)(1) under the Exchange Act.  The preceding disclosure respecting director independence is required under applicable SEC rules.  However, as a corporation whose shares are listed for trading on the OTCQB, the Company is not required to have any independent directors at all on its Board of Directors, or any independent directors serving on any particular committees of the Board of Directors.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent auditors, Baker Tilly Virchow Krause, LLP and our former independent auditors, Moquist Thorvilson Kaufmann Kennedy and Pieper, LLC, billed for the following services:

	2010	2009
Audit fees	$75,815	$48,603
Tax fees	8,437	8,222
Audit-related fees	7,752	1,779
	$92,004	$58,604

The audit fees consisted of fees for the annual audit of the Company’s financial statements and the reviews of financial statements in quarterly reports on Form 10-Q.

The $27,540 in fees to Baker Tilly Virchow Krause, LLP during 2010 consisted of $6,000 related to 2010 third quarter review and $21,540 related to the 2010 audit of the Company’s financial statements.

The $64,464 in fees paid to Moquist Thorvilson Kaufmann Kennedy and Pieper, LLC during 2010 consisted of $36,375 related to the 2009 audit of the Company’s financial statements, $11,900 related to 2010 first and second quarter reviews, and $8,437 related to the 2009 corporate tax filings. Other fees consisted of $7,752 related to SEC comment letter, internal audit letter, transition costs to new company consultant and transition costs to new audit firm.

The $58,604 in fees paid to Moquist Thorvilson Kaufmann Kennedy and Pieper, LLC during 2009 consisted of $30,753 related to the 2008 audit of the Company’s financial statements, $17,850 related to the 2009 quarterly reviews and $8,222 related to the 2008 corporate tax returns. Other fees consisted of $1,779 were related to SEC comment letter and 2009 annual stockholders meeting.

During 2010, the shareholders voted two additional board members and the Company now has an audit committee composed of two independent directors. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. All services provided by the independent auditors during 2010 and 2009 have been approved by the Audit Committee or Board of Directors.

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

FINANCIAL STATEMENTS

Included herein at Part II, Item 8, are the Financial Statements and the Reports of the Independent Registered Public Accounting Firm.

EXHIBITS

Exhibit No.	Description
3.1
Articles of Incorporation, filed with the Nevada Secretary of State on June 2, 1995 (incorporated by reference to Exhibit 3 to the registrant’s registration statement on Form 10SB-12G filed on December 6, 1999).

3.2	Amendment to Articles of Incorporation, filed with the Nevada Secretary of State on January 26, 2010 (filed herewith).
3.3	Amended and Restated Bylaws (filed herewith).
31.1	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
31.2	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
32	Certification pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2011

TABLE TRAC, INC.

/s/ Chad B. Hoehne
Chad B. Hoehne, Chief Executive Officer / Principal Financial Officer

DIRECTORS:

/s/ Michael Connolly
Michael Connolly, Director

/s/ Steve Browne
Steve Browne, Director

/s/ Robert Siqveland
Robert Siqveland, Director

/s/ Chad B. Hoehne
Chad B. Hoehne, Director