Form 10-Q
period 2011-03-31
TABLE TRAC INC
filed 2011-05-13
CIK 1090396

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011 or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number:000-28383

Table Trac, Inc.
(Exact Name of Registrant as Specified in its Charter)

Nevada	88-0336568
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

6101 Baker Road, Suite 206, Minnetonka, Minnesota 55345
(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: (952) 548-8877

N/A

 15612 Highway 7, Suite 331, Minnetonka, Minnesota 55345
(Former address of Principal Executive Offices) (Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

As of May 13, 2011, the registrant had outstanding 4,586,305 shares of common stock, $.001 par value per share.

Table Trac, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TABLE TRAC, INC.

CONTENTS

Page

CONDENSED FINANCIAL STATEMENTS

Condensed Balance Sheets	3

Condensed Statements of Operations	4

Condensed Statements of Cash Flows	5

Notes to Condensed Financial Statements	6

TABLE TRAC, INC.
CONDENSED BALANCE SHEETS (Unaudited)

	March 31, 2011	December 31, 2010
ASSETS
CURRENT ASSETS
Cash	$1,156,903	$935,301
Accounts receivable, net of allowance for doubtful accounts of $179,416 at March 31, 2011 and December 31, 2010	1,441,492	1,699,201
Inventory	281,684	151,254
Prepaid expenses	72,715	133,262
Other current assets	4,684	9,954
Income taxes receivable	8,947	260,618
TOTAL CURRENT ASSETS	2,966,425	3,189,590

LONG-TERM ASSETS
Patent, net	8,120	8,461
Property and equipment, net	37,384	41,641
System under rental program, net	57,986	61,214
Other long term asset	2,060	2,060
Deferred tax asset	11,000	18,000
Long-term accounts receivable – financed contracts	206,428	260,430
TOTAL LONG-TERM ASSETS	322,978	391,806
TOTAL ASSETS	$3,289,403	$3,581,396
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$119,462	$93,648
Payroll liabilities	26,700	-
Deferred revenue	122,725	25,000
Deferred tax liability	437,541	639,541
TOTAL CURRENT LIABILITIES	706,428	758,189

STOCKHOLDERS' EQUITY
Common stock, 0.001 par value; 25,000,000 shares authorized: 4,586,305 shares issued and outstanding at March 31, 2011 and December 31, 2010	4,586	4,586
Additional paid-in capital	1,682,231	1,682,231
Retained earnings	897,580	1,137,812
	2,584,397	2,824,629
Treasury stock, 1,000 shares (at cost) at March 31, 2011 and December 31, 2010	(1,422)	(1,422)
TOTAL STOCKHOLDERS’ EQUITY	2,582,975	2,823,207

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,289,403	$3,581,396

See notes to condensed financial statements.

TABLE TRAC, INC.
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2011	2010

Revenues	$321,351	$368,165

Cost of sales	95,352	78,137

Gross profit	225,999	290,028
Operating Expenses:
Selling, general and administrative	630,271	430,580
Loss from operations	(404,272)	(140,552)
Interest income	23,040	22,132

Net loss before taxes	(381,232)	(118,420)

Income tax benefit	(141,000)	(45,000)

Net loss	$(240,232)	$(73,420)

Basic loss per common share	$(0.05)	$(0.02)

Weighted-average basic shares outstanding	4,586,305	4,162,234

Diluted loss per common share	$(0.05)	$(0.02)

Weighted-average diluted shares outstanding	4,586,305	4,162,234

See notes to condensed financial statements.

TABLE TRAC, INC.
CONDENSED STATEMENTS OF CASH FLOW (Unaudited)

	Three Months Ended March 31,
	2011	2010

OPERATING ACTIVITIES
Net loss	$(240,232)	$(73,420)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,826	4,417
Reserve for other current asset	4,815	-
Deferred income taxes	(195,000)	(155,000)
Non-cash stock compensation expense	23,625	-
Non-cash stock issued for future services	15,312	-
Changes in operating assets and liabilities:
Accounts receivable	311,711	448,301
Inventory	(130,430)	(24,319)
Prepaid expenses and other assets	22,065	(18,273)
Accounts payable and accrued expenses	52,514	(59,031)
Deferred revenue	97,725	90
Income taxes receivable / payable	251,671	103,928
Net cash provided by operating activities	221,602	226,693

INVESTING ACTIVITIES
Purchase of domain name	-	(2,060)
Purchase of property and equipment	-	(2,528)
Net cash used in investing activities	-	(4,588)

NET INCREASE IN CASH	221,602	222,105

CASH
Beginning of period	935,301	1,320,946
End of period	$1,156,903	$1,543,051

See notes to condensed financial statements.

TABLE TRAC, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Nature of Business and Summary of Significant Accounting Policies –

Basis of Presentation

The accompanying unaudited condensed financial statements of Table Trac, Inc. (Table Trac) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of March 31, 2011 and the statements of operations and cash flows for the three months ended March 31, 2011 and 2010 are unaudited but include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Table Trac Annual Report on Form 10-K for the year ended December 31, 2010. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or for any other period.

Nature of Business

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

Reclassifications

Certain amounts in the prior year financial statements have been reclassified for comparative purposes to conform to the presentation in the current year financial statements.  The balance sheet reclassification was a change in the presentation of an allowance for a current asset, which had previously been included in the allowance for doubtful accounts. The statement of operations reclassification was a change in presentation of maintenance wages being included in cost of sales on the statement of operations to reflect the current classification.  These reclassifications had no effect on reported net loss.

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

Major Customers

The following table summarizes significant customer information for the three months ended March 31, 2011 and 2010:

	For the Three Months Ended March 31
	2011		2010
	% Sales	% AR	% Sales	% AR
A	16.6%	23.7%	24.8%	7.6%
B	15.5%	1.6%	23.3%	7.9%
C	11.5%	14.3%	13.3%	43.4%
D	10.2%	2.1%	-	-
E	9.5%	11.1%	10.1%	4.6%
F	5.1%	25.9%	-	-
G	4.2%	0.9%	18.8%	3.5%
H	2.0%	11.0%	-	-
All Others	25.4%	9.4%	9.7%	33.0%
Total	100.0%	100.0%	100.0%	100.0%

Inventory

Inventory, comprised of finished goods and work-in-process, is stated at the lower of cost or market. The first-in, first-out cost method is used to value inventory. Inventory is reviewed annually for the lower of cost or market and obsolescence. Any material cost found to be above market value or considered obsolete is written down accordingly. The Company had no obsolescence reserve at March 31, 2011 and December 31, 2010.

2.	Accounts Receivable –

Accounts receivable consisted of the following at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010

Accounts receivable under normal 30 day terms	$619,743	$554,963
Financed contracts:
Short-term	499,449	481,289
Current portion of long-term	472,844	828,170
Long-term, net of current portion	206,428	260,430
Total accounts receivable	1,798,464	2,124,852
Unbilled accounts receivable	28,872	14,195
Less allowance for doubtful accounts	(179,416)	(179,416)
Accounts receivable, net	$1,647,920	$1,959,631

The allowance account at March 31, 2011 and December 31, 2010 consists of primarily of one international customer’s contract balance. A roll-forward of the Company’s allowance for doubtful accounts for the three months ended March 31, 2011 and the year ended December 31, 2010 is as follows:

	March 31, 2011	December 31, 2010
Accounts receivable allowance, beginning of period	$179,416	$182,054
Provision adjustment during period *	-	3,247
Write-off of bad debt	-	(5,885)
Accounts receivable allowance, end of period	$179,416	$179,416

* Certain amounts in the prior year financial statements have been reclassified for comparative purposes to conform to the presentation in the current year financial statements.  The reclassification was a change in presentation of an allowance for non-customer receivable being removed from the customer allowance account to offset other current assets.  This reclassification had no effect on reported net loss.

3.	Inventory –

Company inventories consisted of the following at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Work-in-process	$105,962	$-
Finished goods	175,722	151,254
Total	$281,684	$151,254

4.	Stockholders’ Equity –

Stock Options

In October 2001, the Company implemented an Employee Stock Incentive Plan. This plan provides for the issuance of options to employees to purchase shares of the Company's common stock at an exercise price at least equal to the fair value of the stock at the grant date. These options are exercisable for a period of up to seven years from the date of grant. Table Trac has reserved 1,000,000 shares of its common stock for potential issuance under this plan. As of March 31, 2011, 300,000 stock options were available for grants.

Table Trac uses the Black-Scholes-Merton option-pricing model as a method for determining the estimated fair market value for employee stock awards. Compensation expense for employee stock awards is recognized on a straight-line basis over the vesting period of the award. The Company recorded $0 of related compensation expense for the three months ended March 31, 2011 and 2010.

There were 70,000 options outstanding and exercisable at March 31, 2011 and December 31, 2010 at an exercise price of $1.75 which expire in November 2015. The options had an aggregate intrinsic value of $9,800 at March 31, 2011 which is equal to the difference in the closing stock price on that date and the exercise price multiplied by the number of in-the-money options that would have been received had all options been exercised on March 31, 2011.

5.	Income Tax –

The Company accounts for income taxes by following the asset and liability approach to accounting for income taxes. Deferred tax assets and liabilities represent the future tax consequences of the differences between the financial statement carrying amounts of assets and liabilities versus the tax basis of assets and liabilities. Under this method, deferred tax assets are recognized for deductible temporary differences, and operating loss and tax credit carry-forwards. Deferred liabilities are recognized for taxable temporary differences. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The impact of the tax rate changes on deferred tax assets and liabilities is recognized in the year that the change is enacted.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Based on its evaluation, it has concluded that there are no significant unrecognized tax positions. The Company’s evaluation was performed for the tax years ended December 31, 2007 through 2010, the tax years that remain subject to examination by major tax jurisdictions as of March 31, 2011. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to its financial results. In accordance with current guidance, the Company classifies interest and penalties as a component of operating expense.

6.	Loss Per Share –

Loss per share is computed under two different methods, basic and diluted, and is presented for all periods in which statements of operations are presented. Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents outstanding.

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
Basic earnings per share calculation:
Net loss to common stockholders	$(240,232)	$(73,420)
Weighted average number of common shares outstanding	4,586,305	4,162,234
Basic net loss per share	$(0.05)	$(0.02)

Diluted earnings per share calculation:
Net loss	$(240,232)	$(73,420)
Weighted average number of common shares outstanding	4,586,305	4,162,234

Common stock equivalents:
Stock options	(1)	(2)
Weighted average diluted shares outstanding	4,586,305	4,162,234
Diluted net loss per share	$(0.05)	$(0.02)

Stock options outstanding of (1) 70,000 and (2) 337,500 were not included in the calculation as they would have been anti-dilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below should be read in conjunction with our audited  financial statements, and notes thereto, contained in our Form 10-K filed with the SEC on March 31, 2011 relating to our year ended December 31, 2010.

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

Table Trac is undergoing a corporate rebranding in which the focus is on developing technology enhancements to our current system solutions, increasing customer service and client satisfaction, coupled with a more aggressive sales and marketing effort. The company participated in several industry leading trade shows and conferences in the first quarter, including the Caribbean Gaming Show in Dominican Republic and the National Indian Gaming Association’s trade show and conference in Phoenix, Arizona.  For the second quarter, the company is planning to participate in the Southern Gaming Summit in Biloxi, Mississippi, CasinoFest in Catoosa, Oklahoma and G2E Asia in Macau, where the company will be showcasing its latest table games management system, Table Trac(TM).

Discussion of Critical Accounting Policies

There were no changes to our accounting policies for the quarter. For our existing policies, see Note 1 in our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2010.

Results of Operations - Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

For the three months ended March 31, 2011, the loss from operations was ($404,272) compared to ($140,552) for 2010. The major components of revenues, cost of sales, and selling, general and administrative expenses are discussed below.

Revenues

For the three months ended March 31, 2011, revenues totaled $321,351compared to $368,165 for 2010.  The following table summarizes our revenues for the three months ended March 31, 2011 and 2010, respectively:

	Three Months Ended March 31,
	2011	2010	2011	2010
			(percent of revenues)
License and maintenance fees	$214,639	$227,275	66.8%	61.7%
Other sales	106,712	140,890	33.2%	38.3%
Total revenues	$321,351	$368,165	100.0%	100.0%

For the three months ended March 31, maintenance revenue was $214,639 for 2011 compared to $227,275 for 2010. The decrease of ($12,636) was primarily due to the discontinuation of maintenance by three customers. For the three months ended March 31, 2011 other sales, which includes sales of printers, kiosk software, mailing services, and consulting services generated $106,712 compared to $140,890 for 2010. The decrease of ($34,178) was primarily due to $70,075 in system expansions in 2010 offset by new revenue streams of $50,433 rental system revenue and $19,648 for monthly mailings in 2011.

Cost of Sales

For the three months ended March 31, 2011, cost of sales increased to $95,352 from $78,137 for 2010.  The following table summarizes our cost of sales for the three months ended March 31, 2011 and 2010, respectively:

	Three Months Ended March 31,
	2011	2010	2011	2010
			(percent of revenues)

License and maintenance fees*	$34,675	$43,525	10.8%	11.8%
Other sales	60,677	34,612	18.9%	9.4%
Total cost of sales	$95,352	$78,137	29.7%	21.2%

Gross profit	$225,999	$290,028	70.3%	78.8%

The decrease in license and maintenance costs stems primarily from the change in product support personnel from 2010 to 2011. The increase in costs from other sales is primarily due to the difference in products offered. For 2011, we offered monthly mailers which have a lower profit margin on the recurring charges. The decrease in gross profit margin is consistent with fewer higher margin sales items replaced with lower margin items.

* Certain amounts in the prior year financial statements have been reclassified for comparative purposes to conform to the presentation in the current year financial statements.  The reclassification was a change in presentation of maintenance wages being included in cost of sales on the statement of operations to reflect the current classification.  These reclassifications had no effect on reported net loss.

Selling, General and Administrative Expenses

For the three months ended March 31, 2011, selling, general and administrative expenses were $630,271 compared to $430,580 for the three months ended March 31, 2010.  Our most significant changes in operating expenses related to professional fees, sales and marketing, insurance, rent, research and development, and salaries and benefits expenses. A discussion of the various components of our operating expenses for the three months ended March 31, 2011 and 2010 appears below:

Professional Fees. Professional fees for accounting services, legal services and product support aggregated to $96,157 for the three months ended March 31, 2011 versus $75,904 for 2010. This $20,252 increase is primarily due to $23,312 related to the hiring of an investor relations firm and $11,000 related to the commencement of our search for a new CFO. Additionally, we incurred $13,215 in legal fees primarily for the review of our Form 10K. Offsetting that is a $27,275 decrease in accounting fees preparing for Sarbanes-Oxley implementation in 2010.

Sales and Marketing. Our expenses related to sales and marketing efforts increased from $29,096 for 2010 to $38,188 for 2011 due to increased marketing efforts related to the sale of our systems and expansion of our service offerings to existing customers.

Insurance. For the three months ended March 31, 2011, our insurance expenses increased to $43,851 compared to $27,285 for 2010.  Included are several new insurances for 2011 – errors & omission, employment practices, and general liability. Our health insurance and worker compensation insurance premiums also increased for 2011.

Rent. For the three months ended March 31, 2011, our rent expenses increased to $27,453 compared to $11,059 for 2010. We moved into new offices in January 2011 and still are paying on the old lease until May 2011. The increase was due to the new office costs of $15,813.

Research and Development.  Our research and development costs for the three months ended March 31, 2011 increased to $43,495 compared to $39,326 for the same period in 2010.

Salaries and Benefits. Payroll and related costs were $277,403 compared to $252,489 for the three months ended March 31, 2011 and 2010, respectively. Increased salaries and benefits expense of $24,914 resulted primarily from the $14,499 increase in personnel and $10,415 increase in payroll taxes mainly due to a 6% increase in MN unemployment rate. We expect that, with anticipated growth in our service offerings as well as an increase in the number of customers, these salaries and benefits will continue to increase.

Travel and Entertainment. For the three months ended March 31, 2011, our travel and entertainment expense increased from $10,208 in 2010 to $42,455 for 2011 primarily due to the increased on-site presence for our customers and our increased trade show attendance.

Interest Income

Interest income for the three months ended March 31, 2011 was $23,040 compared to $22,132 for 2010.  This increase is primarily is related to the financed contracts interest earned; we are collecting on three additional contracts for the quarter ended 2011 than we had for the same period 2010.

Income Tax Benefit

The income tax benefit for the first quarter of 2011was $141,000 which was calculated at a 37% effective tax rate, compared to the income tax benefit for first quarter of 2010 of $45,000 which was calculated at a 38% effective rate.

Net Loss

For the three months ended March 31, the net loss before taxes was ($381,232), compared to ($118,420) for 2010. The decrease is due to a reduction in revenue stemming from the absence of installations during the first quarter 2011.  The basic loss and diluted loss per share was ($0.05) and ($0.02) for the three months ended March 31, 2011 and 2010, respectively.

Backlog

The Company’s backlog generally consists of future system installations and expansion of offerings for currently installed and supported systems.  These expanded offerings can include kiosks, in-casino broadcast advertising, and electronic marketing to casino patrons.

The Company is currently working with gaming establishments in eight US states, as well as countries in Central and South America to purchase new systems and expand service offerings for existing customers.  Currently, we have four system installation contracts in our backlog that we anticipate completing in second quarter 2011.

Liquidity and Capital Resources

Summary cash flow data is as follows:
	For the Three Months Ended March 31,
	2011	2010

Cash flows provided by (used in):
Operating activities	$221,602	$226,693
Investing activities	-	(4,588)
Financing activities	-	-
Net increase in cash	221,602	222,105
Cash, beginning of period	935,301	1,320,946
Cash, end of period	$1,156,903	$1,543,051

At March 31, 2011, we had cash of $1,156,903 compared to cash of $1,543,051 on March 31, 2010. The $386,148 decrease in cash was used to finance operations. Changes in cash flows from operating activities primarily stem from the decrease in accounts receivable, which is attributable to both collections and a lower sales volume for 2011.

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

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of March 31, 2011.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4T. Controls and Procedures

Material Weaknesses Previously Disclosed

As discussed in Item 9A of our 2010 Annual Report on Form 10-K, as of December 31, 2010, we identified certain material weaknesses relating to our accounting policies and procedures, board of director financial oversight, lack of segregation of duties, financial close and reporting and internal financial expertise.

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

As a result of this conclusion, the financial statements for the period covered by this report were prepared with particular attention to the material weaknesses previously disclosed. Notwithstanding the material weaknesses in internal controls which continue to exist as of March 31, 2011, our CEO/PFO concluded that the financial statements included in this Form 10-Q present fairly, the financial position, results of operations and cash flows of the Company as required for interim financial statements.

Changes in Internal Control over Financial Reporting

Management has made the following steps to help improve the Company’s control structure:

In March 2011, we retained the services of an executive search firm to aid in our search for a full-time Chief Financial Officer.

We concluded that the material weaknesses described in our Annual Report on Form 10-K for the year ended December 31, 2010 were not effectively remediated as of March 31, 2011.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Removed and Reserved

Not Applicable.

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

Dated: May 13, 2011	Table Trac, Inc.
(Registrant)

	By:	/s/ Chad Hoehne
Chad Hoehne
President, Chief Executive Officer and Principal Financial Officer