Form 10-Q
period 2011-06-30
TABLE TRAC INC
filed 2011-08-15
CIK 1090396

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011 or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 000-28383

Table Trac, Inc.
(Exact Name of Registrant as Specified in its Charter)

Nevada	88-0336568
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification Number)
Organization)

6101 Baker Road, Suite 206, Minnetonka, Minnesota 55345
(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: (952) 548-8877

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of August 12, 2011, the registrant had outstanding 4,648,305 shares of common stock, $.001 par value per share.

Table Trac, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TABLE TRAC, INC.

CONTENTS

Page

CONDENSED FINANCIAL STATEMENTS

Condensed Balance Sheets	3

Condensed Statements of Operations	4

Condensed Statements of Cash Flows	5

Notes to Condensed Financial Statements	6

TABLE TRAC, INC.
CONDENSED BALANCE SHEETS (Unaudited)

	June 30, 2011	December 31, 2010

CURRENT ASSETS
Cash	$812,683	$935,301
Accounts receivable, net of allowance for doubtful accounts of $179,416 at June 30, 2011 and December 31, 2010	1,551,686	1,699,201
Inventory	219,031	151,254
Prepaid expenses	59,350	133,262
Other current assets	23,593	9,954
Income taxes receivable	238,755	260,618
TOTAL CURRENT ASSETS	2,905,098	3,189,590

LONG-TERM ASSETS
Patent, net	7,779	8,461
Property and equipment, net	33,127	41,641
System under rental program, net	79,830	61,214
Other long term asset	167,786	2,060
Deferred tax asset	-	18,000
Long-term accounts receivable – financed contracts	876,120	260,430
TOTAL LONG-TERM ASSETS	1,164,642	391,806
TOTAL ASSETS	$4,069,740	$3,581,396
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$205,943	$93,648
Payroll liabilities	27,372	-
Deferred revenue - short term	97,725	25,000
Deferred tax liability	508,947	639,541
TOTAL CURRENT LIABILITIES	839,987	758,189

LONG-TERM LIABILITIES
Deferred revenue - long term	819,503	-
Deferred tax liability	13,000	-
TOTAL LIABILITIES	1,672,490	758,189

STOCKHOLDERS' EQUITY
Common stock, 0.001 par value; 25,000,000 shares authorized: 4,623,305 and 4,586,305 shares issued and outstanding at June 30, 2011 and December 31, 2010	4,623	4,586
Additional paid-in capital	1,737,694	1,682,231
Retained earnings	656,355	1,137,812
	2,398,672	2,824,629
Treasury stock, 1,000 shares (at cost) at June 30, 2011 and December 31, 2010	(1,422)	(1,422)
TOTAL STOCKHOLDERS’ EQUITY	2,397,250	2,823,207

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,069,740	$3,581,396

See notes to condensed financial statements.

TABLE TRAC, INC.
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenues	$470,453	$456,822	$791,804	$824,987

Cost of sales	135,114	108,422	230,466	183,482

Gross profit	335,339	348,400	561,338	641,505
Operating Expenses:
Selling, general and administrative	733,286	561,145	1,363,557	994,793

Loss from operations	(397,947)	(212,745)	(802,219)	(353,288)
Interest / Other income	23,598	13,338	46,638	35,470

Loss before taxes	(374,349)	(199,407)	(755,581)	(317,818)

Income tax benefit	(133,124)	(73,424)	(274,124)	(118,415)

Net loss	$(241,225)	$(125,983)	$(481,457)	$(199,403)

Basic loss per common share	$(0.05)	$(0.03)	$(0.10)	$(0.05)

Weighted-average basic shares outstanding	4,617,206	4,212,727	4,601,841	4,187,620

Diluted loss per common share	$(0.05)	$(0.03)	$(0.10)	$(0.05)

Weighted-average diluted shares outstanding	4,617,206	4,212,727	4,601,841	4,187,620

See notes to condensed financial statements.

TABLE TRAC, INC.
CONDENSED STATEMENTS OF CASH FLOW (Unaudited)

	For the Six Months Ended June 30,
	2011	2010

OPERATING ACTIVITIES
Net loss	$(481,457)	$(199,403)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,077	9,552
Allowance for other current assets	4,815	-
Deferred income taxes	(99,594)	(209,000)
Non-cash stock compensation expense	61,125	47,374
Non-cash stock issued for services	20,416	-
Changes in operating assets and liabilities:
Accounts receivable	(468,175)	627,941
Inventory	(67,777)	(127,937)
Prepaid expenses and other assets	(136,309)	3,230
Accounts payable and accrued expenses	112,294	(64,036)
Payroll liabilities	27,372	-
Deferred revenue	892,228	40,000
Income taxes receivable / payable	21,864	25,759
Net cash provided by (used in) operating activities	(97,121)	153,480

INVESTING ACTIVITIES
Purchase of domain name	-	(2,060)
Purchase of property and equipment	-	(31,752)
Purchase of system under rental program	(25,497)	-
Net cash used in investing activities	(25,497)	(33,812)

NET INCREASE (DECREASE) IN CASH	(122,618)	119,668

CASH
Beginning of period	935,301	1,320,946
End of period	$812,683	$1,440,614

Cash received from income taxes	$200,979	$-
Non-cash investing and financing; Common stock issued for future services	$55,500	$-

See notes to condensed financial statements.

TABLE TRAC, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Nature of Business and Summary of Significant Accounting Policies –

Basis of Presentation

The accompanying unaudited condensed financial statements of Table Trac have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of June 30, 2011 and the statements of operations and cash flows for the three and six months ended June 30, 2011 and 2010 are unaudited but include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Table Trac Annual Report on Form 10-K for the year ended December 31, 2010.

Nature of Business

Table Trac, Inc. (the Company) was formed under the laws of the State of Nevada in June 1995. The Corporation has its offices in Minnetonka, Minnesota. The Company has developed and sells an information and management system that automates various aspects of the operations of casinos.

Table Trac provides system sales and technical support to casinos. System sales include installation, custom casino system configuration, and training. In addition, license and technical support are provided under separate annual license and service contracts.

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

System sales, which are accounted for as multiple-element arrangements, include multiple products and/or services. For multiple-element arrangements, the Company allocates the revenue to each element based on their estimated value based on vendor specific objective evidence and recognizes the associated revenue when all revenue recognition criteria have been met for each element.

The Company does offer its customers contracts with extended payment terms. The Company has established a history of successfully collecting on these contracts under the original payment terms without making concessions. Based on past and current collection history, all sales installment contracts are being recognized in revenue following the "system sales" policy noted above.  Revenue and associated set-up costs are deferred if contract terms exceed historical collection results.

Maintenance Revenue

Maintenance revenue is recognized ratably over the contract period.

Service Revenue

Service revenue is recognized after the services are performed and collection of the resulting receivable is reasonably assured.

Participation Revenue

In 2010, the Company began offering certain new customers a participation-based contract. Revenues were originally determined and billed monthly based on a percentage of the amount of money processed through the customer’s casino gaming system utilizing the Table Trac software. After discussion with the SEC, the Company changed its revenue recognition policy for these contracts and any future contracts, to record revenue at the time of cash collection.

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

Major Customers

The following table summarizes significant customer information for the six months ended June 30, 2011 and 2010:

	For the Six Months Ended June 30,
	2011		2010
	% Sales	% AR	% Sales	% AR
A	17.6%	13.5%	19.6%	11.9%
B	13.9%	40.6%	0.0%	0.0%
C	12.3%	1.1%	13.7%	4.0%
D	9.6%	14.7%	0.0%	0.0%
E	6.5%	8.9%	6.3%	41.3%
F	4.5%	0.0%	20.1%	3.0%
G	1.6%	0.0%	16.2%	2.9%
All Others	34.0%	21.2%	24.1%	36.9%
Total	100.0%	100.0%	100.0%	100.0%

	For the Three Months Ended June 30,
	2011	2010
	% Sales	% Sales
A	18.7%	21.8%
B	23.4%	0.0%
C	10.6%	15.3%
D	12.7%	0.0%
E	3.4%	5.6%
F	3.0%	22.3%
G	0.0%	18.0%
All Others	28.2%	17.0%
Total	100.2%	100.0%

Inventory

Inventory, comprised of finished goods and work-in-process is stated at the lower of cost or market. The first-in, first-out cost method is used to value inventory. Inventory is reviewed annually for the lower of cost or market and obsolescence. Any material cost found to be above market value or considered obsolete is written down accordingly. The Company had no obsolescence reserve at June 30, 2011 and December 31, 2010.

Research and Development

The Company expenses all costs related to research and development as incurred.

2.	Accounts Receivable –

Accounts receivable consisted of the following at June 30, 2011 and December 31, 2010

	June 30, 2011	December 31, 2010

Accounts receivable under normal 30 day terms	$617,525	$554,963
Financed contracts:
Short-term	261,984	481,289
Current portion of long-term	851,593	828,170
Long-term, net of current portion	876,120	260,430
Total accounts receivable	2,607,222	2,124,852
Unbilled accounts receivable	-	14,195
Less allowance for doubtful accounts	(179,416)	(179,416)
Accounts receivable, net	$2,427,806	$1,959,631

The entire allowance account at June 30, 2011 and December 31, 2010 relates to one international customer contract balance. A roll-forward of the Company’s allowance for doubtful is as follows:

	For the Six Months Ended June 30, 2011	For the Year Ended December 31, 2010
Accounts receivable allowance, beginning of period	$179,416	$182,054
Provision adjustment during period	-	3,247
Write-off of bad debt	-	(5,885)
Accounts receivable allowance, end of period	$179,416	$179,416

3.	Inventory –

Company inventories consisted of the following at:

	June 30, 2011	December 31, 2010
Work-in-process	$70,866	$-
Finished goods	148,165	151,254
Total	$219,031	$151,254

4.	Stockholders’ Equity –

In April 2010, the Company issued 37,000 shares, at $1.50 per share for a total cost of $55,500 to the Board of Directors for annual compensation for the period from April 1, 2011 to March 31, 2012. A total of $37,500 was recognized as stock compensation expense for the quarter ended June 30, 2011, of which $31,500 was for an outgoing independent director and $6,000 was one fourth of the annual stock award for another director.  The total for the six months ended June 30, 2011 was $61,125.

As of June 30, 2011, the Company holds 1,000 common stock shares in treasury at a total cost of $1,422 for future employee incentives under the bonus program.

Stock options

In October 2001, the Company implemented an Employee Stock Incentive Plan. This plan provides for the issuance of options to employees to purchase shares of the Company's common stock at an exercise price at least equal to the fair value of the stock at the grant date. These options are exercisable for a period of seven years from the date of grant. Table Trac has reserved 1,000,000 shares of its common stock for potential issuance under this plan. As of June 30, 2011, 300,000 stock options were available for grants.

The Company uses the Black-Scholes-Merton option-pricing model as a method for determining the estimated fair market value for employee stock awards. Compensation expense for employee stock awards is recognized on a straight-line basis over the vesting period of the award. The Company has not recorded any compensation expense for the three and six months ended June 30, 2011 and 2010.

There were 70,000 options outstanding and exercisable at June 30, 2011 and December 31, 2010 with an exercise price of $1.75, which expire November 2015. The options had an aggregate intrinsic value of $0 at June 30, 2011 which is equal to the difference in the closing stock price on that date and the exercise price, multiplied by the number of in-the-money options that would have been received had all options been exercised on June 30, 2011.

5.	Income Tax –

The Company accounts for income taxes by following the asset and liability approach to accounting for income taxes. Deferred tax assets and liabilities represent the future tax consequences of the differences between the financial statement carrying amounts of assets and liabilities versus the tax basis of assets and liabilities. Under this method, deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards. Deferred tax liabilities are recognized for taxable temporary differences. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The impact of the tax rate changes on deferred tax assets and liabilities is recognized in the year that the change is enacted.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Based on its evaluation, it has concluded that there are no significant unrecognized tax positions. The Company’s evaluation was performed for the tax years ended December 31, 2007 through 2010, the tax years that remain subject to examination by major tax jurisdictions as of June 30, 2011. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

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

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Basic earnings (loss) per share calculation:
Net loss to common stockholders	$(241,225)	$(125,983)	$(481,457)	$(199,403)
Weighted average number of common shares outstanding	4,617,206	4,212,727	4,601,841	4,187,620
Basic net loss per share	$(0.05)	$(0.03)	$(0.10)	$(0.05)

Diluted earnings (loss) per share calculation:
Net loss	$(241,225)	$(125,983)	$(481,457)	$(199,403)
Weighted average number of common shares outstanding	4,617,206	4,212,727	4,601,841	4,187,620

Common stock equivalents:
Stock options	(1)	(2)	(1)	(2)
Weighted average diluted shares outstanding	4,617,206	4,212,727	4,601,841	4,187,620
Diluted net loss per share	$(0.05)	$(0.03)	$(0.10)	$(0.05)

Stock options outstanding of (1) 70,000 and (2) 337,500 were not included in the calculation as they would have been anti-dilutive.

7.	Subsequent Events –

The Company promoted Glenn Goulet to Chief Executive Officer on July 14, 2011.  The Company issued 25,000 shares, at $1.00 per share for a total cost of $25,000.00 related to this promotion.

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

General Overview

Table Trac is a Nevada corporation, formed on June 27, 1995, with principal offices in Minnetonka, Minnesota. It developed and patented (U. S. patent number 5,957,776) a proprietary information and management system (Table Trac) that automates and monitors the operations of casino table games. Since 2000, Table Trac has added functionality, developed related casino system modules for guest rewards and patron management, marketing analysis, guest service, promotion administration/management, vault/cage management and audit/accounting to its existing table games management program.

Table Trac has been aggressively positioning the Company within the gaming industry.  In December 2010, it joined the Association of Gaming Equipment Manufacturers (AGEM), the industry’s premier trade organization.  Since the beginning of the year, the Company has participated in several key trade shows and conferences, including the Caribbean Gaming Show, the National Indian Gaming Association trade show and conference, G2E Asia, CasinoFest, Southern Gaming Show, the Washington Indian Gaming Association trade show and conference and the Casino Marketing Conference.  For the remainder of the year, the Company expects to participate in the Oklahoma Indian Gaming Association trade show and conference and the Global Gaming Expo (G2E).  In addition to providing speaking and presentation opportunities for the Company, these events provide the Company with opportunities to introduce its products and services to existing customers, as well as prospective customers.

Recently, we expanded our product offerings in the areas of gaming machine on-line accounting and management, customer mailing for tiered pre-encoded promotional marketing, touch screen customer service kiosks, guest service paging and wireless handheld communication devices. The addition of these modalities has transformed Table Trac from a "niche" supplier of peripheral products to one of a full-line single source supplier of casino management systems.

The Company is rolling out two product launches: the latest version of its casino management system and the latest version of its table games management system.  These are the first large-scale system enhancements for the Company in several years.

We are able to offer our customers casino management systems with functionality comparable to our larger competitors at a significantly lower price point by utilizing innovative technology and programming resources. We are favorably positioned to compete for a broader cross-section of casinos seeking to reduce their systems cost while improving the reliability and accountability of their operations.

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

Results of Operations - Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

During the three months ended June 30, 2011, loss from operations was ($397,947) compared to ($212,745) for the three months ended June 30, 2010. The major components of revenues, cost of sales and selling, general and administrative expenses are discussed below.

Revenues

Revenues totaled $470,453 for the three months ended June 30, 2011 compared to $456,822 for the three months ended June 30, 2010.  The following table summarizes our revenues for the three months ended June 30, 2011 and 2010, respectively:

	Three Months Ended June 30,
	2011	2010	2011	2010
			(percent of revenues)
System sales	$142,818	$153,226	30.4%	33.5%
License and maintenance fees	216,932	248,285	46.1%	54.4%
Other sales	110,703	55,311	23.5%	12.1%
Total revenues	$470,453	$456,822	100.0%	100.0%

During the three months ended June 30, 2011, revenues from license and maintenance fees decreased for 2010 mainly due to the one customer that dropped its maintenance program.  Other sales, which include sales of printers, kiosk software, mailing services, and rental sales improved as a result of increased rental sales compared to the same period in 2010.

Cost of Sales

Cost of sales for the three months ended June 30, 2011 increased to $135,114 from $108,422 for the three months ended June 30, 2010.  The following table summarizes our cost of sales for the three months ended June 30, 2011 and 2010, respectively:

	Three Months Ended June 30,
	2011	2010	2011	2010
			(percent of revenues)

System sales	$55,763	$23,988	11.9%	5.3%
License and maintenance fees *	36,150	50,593	7.7%	11.1%
Other sales	$43,201	33,841	9.2%	7.4%
Total cost of sales	$135,114	$108,422	28.7%	23.7%

Gross profit	$335,339	$348,400	71.3%	76.3%

* Product support wages were reclassified YTD in September 2010 from operating expenses to cost of sales. To be comparative the quarter wages were reclassified for 2010

The Company's gross profit was 71% and 76% for the three months ended June 30, 2011 and 2010, respectively. This decrease is primarily due to a decrease in system installations completed during the current period compared to the larger system installation completed a year ago. Generally, system sales have a lower gross profit compared to our license and maintenance fee revenue, which has very little associated costs.

Selling, General and Administrative Expenses

For the three months ended June 30, 2011, selling, general and administrative expenses were $733,286 compared to $561,145 for the same period in 2010.  Our most significant changes in operating expenses from the two three-month interim periods related to professional fees, travel costs, gross wages, and HTML programming. A discussion of the various components of our operating expenses for the three months ended June 30, 2011 and 2010 appears below:

Professional fees. Our expenses related to professional fees increased for the three months ended June 30, 2011, to $57,355 compared to $1,956 for the same period in 2010 primarily due to increased legal costs associated with the June 15 stockholder meeting and fees related to additional employees.

Travel costs.  Travel costs increased for the three months ended June 30, 2011 to $60,672 compared to $6,409 for the same period in 2010.  This increase is due to the four installations during the quarter for which revenue is being deferred compared to one for the same period in 2010.

Gross wages.  Our gross wages increased for the three months ended June 30, 2011, to $295,480 compared to $218,723 for the same period in 2010 primarily due to three additional employees and converting one development contractor to an employee.

HTML programming.  Our HTML programming costs decreased for the three months ended June 30, 2011, to $21,598 compared to $39,210 for the same period in 2010 primarily due to converting one development contractor to an employee.

Interest Income

For the three months ended June 30, 2011, interest income was $23,598 compared to $13,338 for 2010.  This increase is primarily related to the additional contracts financed through the company compared to the same period in 2010.

Tax Provision

The benefit for income taxes for the three months ended June 30, 2011 was ($133,124), which was calculated at a (36%) effective rate, compared to the tax benefit of ($73,424) for the same period in 2010, which was calculated at a (36%) effective rate.

Net Loss

Net loss before taxes for the three months ended June 30, 2011, was ($374,349) compared to ($199,407) for same period in 2010. Net loss for the three months ended June 30, 2011 was ($241,225) compared to ($125,983) for the same period in 2010. The decrease is primarily due to increased SG&A expenses.

Results of Operations - Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

During the six months ended June 30, 2011, loss from operations was ($802,219) compared to ($353,288) for the six months ended June 30, 2010. The major components of revenues, cost of sales and selling, general and administrative expenses are discussed below.

Revenues

For the six months ended June 30, 2011, revenues totaled $791,804 compared to $824,987 for 2010.  The following table summarizes our revenues for the six months ended June 30, 2011 and 2010, respectively:

	Six Months Ended June 30,
	2011	2010	2011	2010
			(percent of revenues)
System sales	$149,381	$223,301	18.9%	27.1%
License and maintenance fees	431,571	483,556	54.5%	58.6%
Other sales	210,852	118,130	26.6%	14.3%
Total revenues	$791,804	$824,987	100.0%	100.0%

During the six months ended June 30, 2011, we generated less systems sales revenue than in 2010 because fewer system installations were completed in 2011 as was the case in 2010.  Revenues from license and maintenance fees decreased for 2011 mainly due to a large one-time ticket license fees in 2010.  Lastly, other sales, which include sales of printers, kiosk software, mailing services, and rental sales increased over 2010 as a result of increased rental sales.

Cost of Sales

Cost of sales for the six months ended June 30, 2011 increased to $230,466 from $183,482 for 2010.

	Six Months Ended June 30,
	2011	2010	2011	2010
			(percent of revenues)

System sales	$66,200	$40,673	8.4%	4.9%
License and maintenance fees *	70,825	94,118	8.9%	11.4%
Other sales	93,441	48,691	11.8%	5.9%
Total cost of sales	$230,466	$183,482	29.1%	22.2%

Gross profit	$561,338	$641,505	70.9%	77.8%

* Product support wages were reclassified YTD in September 2010 from operating expenses to cost of sales. To be comparative the quarter wages were reclassified for 2010

The Company's gross profit was 71% and 78% for the six months ended June 30, 2011 and 2010, respectively. This decrease is primarily due to a system sale in 2011 which has a significant amount of services. Generally, services have a lower gross profit compared to the other revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2011 were $1,363,557 compared to $994,793 for 2010.  Our most significant changes in operating expenses from the two interim periods related to professional fees, accounting fees, travel costs, and gross wages. A discussion of the various components of our operating expenses for the six months ended June 30, 2011 appears below.

Professional fees. Our expenses related to professional fees increased for the six months ended June 30, 2011, to $82,498 compared to $2,882 for the same period in 2010 primarily due to increased legal costs associated with the June 15 stockholder meeting and fees related to additional employees.

Accounting fees. Our expenses related to professional fees decreased for the six months ended June 30, 2011, to $78,522 compared to $102,974 for the same period in 2010 primarily due to the Sarbanes-Oxley consulting from 2010.

Travel costs.  Travel costs increased for the six months ended June 30, 2011 to $95,664 compared to $9,904 for the same period in 2010.  This increase is due to the four installations during 2011 for which revenue is being deferred compared to one for the same period in 2010.

Gross wages.  Our gross wages increased for the six months ended June 30, 2011, to $539,717 compared to $480,606 for the same period in 2010 primarily due to three additional employees and converting one development contractor to an employee.

Interest Income

For the six months ended June 30, 2011, interest income was $46,638 compared to $35,470 for 2010.  This increase is primarily related to the additional contracts financed through the company compared to the same period in 2010.
Tax Provision

For the six months ended June 30, 2011, our income tax benefit was ($274,124) compared to an income tax benefit of ($118,415) for 2010.    The overall effective rate for 2011 was (36%) compared to (37%) for 2010.

Net Loss

For the six months ended June 30, 2011, net loss before taxes was ($755,581) compared to net loss before taxes of ($317,818) for 2010. Net loss was ($481,457) for the six months ended June 30, 2011 compared to net loss of ($199,403) for 2010. The increase in net loss is due to higher SG&A costs compared to the same period for 2010.  The basic loss per share was ($0.10) compared to ($0.05) for the six months ended June 30, 2011 and 2010, respectively.

Backlog

The Company’s backlog generally consists of future system installations and expansion of offerings for currently installed and supported systems.

The Company has 1 Casino Trac System in its backlog at June 30, 2011.

The Company is currently serving gaming establishments in six US states, as well as countries in Central and South America, as well as the Caribbean. The Company has a pipeline of opportunities and strategic partnerships that it is pursuing.

Liquidity and Capital Resources

Summary cash flow data is as follows:

	For the Six Months Ended June 30,
	2011	2010

Cash flows provided by (used in):
Operating activities	$(97,121)	$153,480
Investing activities	(25,497)	(33,812)
Financing activities	-	-
Net increase (decrease) in cash	(122,618)	119,668
Cash, beginning of period	935,301	1,320,946
Cash, end of period	$812,683	$1,440,614

At June 30, 2011, the Company had cash of $812,683 compared to cash of $1,440,614 on June 30, 2010. The decrease results mainly from an increase in accounts receivable and funding operations at a higher level.  Changes in cash flows provided by operating activities related primarily to deferred income taxes, stock compensation expense, and changes in operating assets and liabilities, including accounts receivable, interest receivable, inventory, income taxes receivable, deferred system sales costs, accrued payroll and related withholding liabilities and deferred revenue.  Changes in cash flows from investing activities relate to the purchase of a system rental program of ($25,497).

There are no known trends, events or uncertainties that are likely to have a material impact on our short or long-term liquidity. We expect that our primary source of liquidity in both the short and long-term will be system sales and the resulting license and maintenance fees from existing systems. We anticipate the ability to manage expenses and cash flow so monthly obligations will be satisfied by cash flow from operations. We believe the Company has adequate cash to meet its obligations and continue operations for both existing and future customers as well as ongoing sales efforts and product development.

The Company is rolling out two product launches: the latest version of its casino management system and the latest version of its table games management system.  These are the first large-scale system enhancements for the Company in several years.

The Company has hired a Chief Financial Officer, Brian Hinchley and promoted Glenn Goulet to Chief Executive Officer; two positions that were held by Chad Hoehne, who now retains the title of President, Founder and Chief Technology Officer.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of June 30, 2011.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Taking into account the material weaknesses previously disclosed, and the number of steps towards remediation that were taken as of the end of the period covered by this report, our CEO and CFO concluded that our disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms and did not ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act was accumulated and communicated to our management, including our CEO/CFO, as appropriate, to allow timely decisions regarding required disclosure.

As a result of this conclusion, the financial statements for the period covered by this report were prepared with particular attention to the material weaknesses previously disclosed, our CEO and CFO concluded that the financial statements included in this Form 10-Q present fairly, the financial position, results of operations and cash flows of the Company as required for interim financial statements.

Changes in Internal Control over Financial Reporting

As discussed in Item 9A of our 2010 Annual Report on Form 10-K, as of December 31, 2010, we identified certain material weaknesses relating to our accounting policies and procedures, board of director financial oversight, lack of segregation of duties, financial close and reporting and internal financial expertise.  In light of such weaknesses, management made the changes identified below to our internal control over financial reporting during the quarterly period covered by this report to help improve the Company’s control structure.

During the entire 20011 year to date, the Company’s audit committee, including its chairman, has continued to be actively involved with the Company’s financial reporting process.  In addition, the Company hired a separate Chief Financial Officer and re-allocated duties during the quarter ended June 30, 2011 to address the previously disclosed weakness resulting from the lack of segregation of duties.  Upon his hiring, our Chief Financial Officer further defined financial roles throughout the Company.

The Company continues to work on and enhance its internal control processes and procedures put in place during quarter ended June 30, 2011 and believes it has sufficient personnel resources and technical accounting and reporting expertise within the Company's financial closing and reporting functions at the time of the preparation of this Form 10-Q.

Except as discussed above, there has been no change in our internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

See Risk Factors disclosed in the 2010 Form 10-K filed on March 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ( filed herewith ).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ( filed herewith ).

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ( filed herewith ).

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*
Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 15, 2011	Table Trac, Inc.
(Registrant)

	By:	/s/ Glenn Goulet
Glenn Goulet (Principal Executive Officer)

	By:	/s/ Brian Hinchley
Brian Hinchley (Principal Financial and Accounting Officer)