Form 10-Q
period 2011-09-30
TABLE TRAC INC
filed 2011-11-14
CIK 1090396

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011 or

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

As of November 10, 2011, the registrant had outstanding 4,704,305 shares of common stock, $.001 par value per share.

Table Trac, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TABLE TRAC, INC.

CONTENTS

Page

CONDENSED FINANCIAL STATEMENTS

Condensed Balance Sheets	3

Condensed Statements of Operations	5

Condensed Statements of Cash Flows	6

Notes to Condensed Financial Statements	7

TABLE TRAC, INC.
CONDENSED BALANCE SHEETS (Unaudited)

	September 30, 2011	December 31, 2010

CURRENT ASSETS
Cash	$908,593	$935,301
Accounts receivable, net of allowance for doubtful accounts of $179,416 at September 30, 2011 and December 31, 2010	1,696,177	1,699,201
Inventory	146,959	151,254
Prepaid expenses	66,848	133,262
Other current assets	26,311	9,954
Income taxes receivable	74,311	260,618
TOTAL CURRENT ASSETS	2,919,199	3,189,590

LONG-TERM ASSETS
Patent, net	7,438	8,461
Property and equipment, net	61,590	41,641
System under rental program, net	75,327	61,214
Other long term assets	157,208	2,060
Deferred tax asset	-	18,000
Long-term accounts receivable – financed contracts	801,847	260,430
TOTAL LONG-TERM ASSETS	1,103,410	391,806
TOTAL ASSETS	$4,022,609	$3,581,396
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$169,792	$93,648
Payroll liabilities	6,137	-
Current portion of note payable	10,907	-
Deferred revenue - short term	-	25,000
Deferred tax liability	546,947	639,541
TOTAL CURRENT LIABILITIES	733,783	758,189
LONG-TERM LIABILITIES
Note payable, net of current portion	21,813	-
Deferred revenue - long term	737,194	-
Deferred tax liability	6,000	-
TOTAL LIABILITIES	1,498,790	758,189

STOCKHOLDERS' EQUITY

Common stock, 0.001 par value; 25,000,000 shares authorized: 4,704,305 and 4,586,305 shares issued and outstanding at September 30, 2011 and December 31, 2010	4,704	4,586
Additional paid-in capital	1,818,613	1,682,231
Retained earnings	701,924	1,137,812
	2,525,241	2,824,629
Treasury stock, 1,000 shares (at cost) at September 30, 2011 and December 31, 2010	(1,422)	(1,422)
TOTAL STOCKHOLDERS’ EQUITY	2,523,819	2,823,207

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,022,609	$3,581,396

See notes to condensed financial statements.

TABLE TRAC, INC.
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenues	$968,833	$959,102	$1,760,637	$1,784,089

Cost of sales	217,267	351,326	447,733	440,690

Gross profit	751,566	607,776	1,312,904	1,343,399
Operating Expenses:
Selling, general and administrative	698,635	550,567	2,062,192	1,639,478

Income (loss) from operations	52,931	57,209	(749,288)	(296,079)
Interest / Other income	22,626	10,058	69,264	45,528

Income (loss) before taxes	75,557	67,267	(680,024)	(250,551)

Income tax expense (benefit)	29,988	23,415	(244,136)	(95,000)

Net income (loss)	$45,569	$43,852	$(435,888)	$(155,551)

Basic earnings (loss) per common share	$0.01	$0.01	$(0.09)	$(0.04)

Weighted-average basic shares outstanding	4,699,892	4,254,533	4,634,884	4,210,169

Diluted earnings (loss) per common share	$0.01	$0.01	$(0.09)	$(0.04)

Weighted-average diluted shares outstanding	4,699,892	4,567,217	4,634,884	4,210,169

See notes to condensed financial statements.

TABLE TRAC, INC.
CONDENSED STATEMENTS OF CASH FLOW (Unaudited)

	For the Nine Months Ended September 30,
	2011	2010

OPERATING ACTIVITIES
Net loss	$(435,888)	$(155,551)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	25,178	16,735
Allowance for other current assets	4,815	-
Deferred income taxes	(68,594)	(25,159)
Stock issued for services	80,416	96,521
Stock compensation expense	61,125	-
Changes in operating assets and liabilities:
Accounts receivable	(538,393)	219,786
Inventory	4,295	(65,460)
Prepaid expenses and other assets	(114,947)	(11,496)
Accounts payable and accrued expenses	76,145	(3,875)
Payroll liabilities	6,136	-
Deferred revenue	712,194	18,000
Income taxes receivable / payable	186,307	(138,876)
Net cash used in operating activities	(1,211)	(49,375)

INVESTING ACTIVITIES
Purchase of domain name	-	(2,060)
Purchase of property and equipment	-	(31,753)
Purchase of system under rental program	(25,497)	(22,929)
Net cash used in investing activities	(25,497)	(56,742)

NET DECREASE IN CASH	(26,708)	(106,117)

CASH
Beginning of period	935,301	1,320,946
End of period	$908,593	$1,214,829

Cash received from income taxes	$200,979	$-
Non-cash investing and financing
Purchase of equipment; No payments made	$32,720	$-
Restricted stock issued for future services	$-	$61,250
Common stock issued for future services	$136,000	$118,249

See notes to condensed financial statements.

TABLE TRAC, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Nature of Business and Summary of Significant Accounting Policies –

Basis of Presentation

The accompanying unaudited condensed financial statements of Table Trac have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of September 30, 2011 and the statements of operations and cash flows for the three and nine months ended September 30, 2011 and 2010 are unaudited but include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Table Trac Annual Report on Form 10-K for the year ended December 31, 2010.

Nature of Business

Table Trac, Inc. (the Company) was formed under the laws of the State of Nevada in June 1995. The Corporation has its offices in Minnetonka, Minnesota. The Company has developed and sells an information and management system that automates various aspects of the operations of casinos.

Table Trac provides system sales and technical support to casinos. System sales include installation, custom casino system configuration, and training. In addition, license and technical support are provided under separate license and service contracts.

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

System Sales

Revenue from systems that have been demonstrated to meet customer specifications during installation is recognized when evidence of an arrangement exists, the product has been installed, title and risk of loss have transferred to the customer and collection of the resulting receivable is reasonably assured.  System sales, which are accounted for as multiple-element arrangements, include multiple products and/or services. For multiple-element arrangements, the Company allocates the revenue to each element based on their relative fair estimated value based on vendor specific objective evidence (VSOE) and recognizes the associated revenue when all revenue recognition criteria have been met for each element.  If there are contracts the Company does not have VSOE of fair value of all elements, revenue is deferred until the earlier of VSOE being determined or when all elements have been delivered

The Company does offer its customers contracts with extended payment terms. The Company has established a history of collecting on these contracts under the original payment terms without making concessions. Based on past and current collection history, all sales installment contracts are being recognized in revenue following the "system sales" policy noted above.  Revenue and associated set-up costs are deferred if contract terms exceed historical collection results.

Maintenance Revenue

Maintenance revenue is recognized ratably over the contract period.  The VSOE for maintenance is based upon the renewal rate for contracted services.

Service Revenue

Service revenue is recognized after the services are performed and collection of the resulting receivable is reasonably assured.  The VSOE for service revenue is established based upon prices for the services.

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

Accounts Receivable / Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount. Accounts receivable include regular customer receivables and amounts from financed contracts coming due within 12 months. Amounts from financed contracts due beyond 12 months are recorded as "Long-term accounts receivable – financed contracts".  Interest is recorded upon receipt.  An allowance for doubtful accounts is recorded when the Company believes the amounts may not be collected. Management believes that receivables, net of the allowance for doubtful accounts, are fully collectible. While the ultimate result may differ, management believes that any write-off not allowed for will not have a material impact on the Company's financial position.

Major Customers

The following table summarizes significant customer information for the nine months ended September 30, 2011 and 2010:

	For the Nine Months Ended September 30,
	2011		2010
	% Sales	% AR	% Sales	% AR
A	28.3%	17.0%	14.7%	4.4%
B	7.8%	41.6%	0.0%	0.0%
C	8.0%	1.3%	10.7%	2.5%
D	6.9%	11.8%	31.9%	46.1%
E	5.1%	8.3%	7.5%	23.9%
F	2.9%	0.0%	10.4%	1.2%
G	0.7%	0.0%	10.8%	2.2%
H	11.4%	0.2%	0.0%	0.0%
All Others	28.9%	19.8%	14.0%	19.7%
Total	100.0%	100.0%	100.0%	100.0%

	For the Three Months Ended September 30,
	2011	2010
	% Sales	% Sales
A	37.0%	9.6%
B	14.1%	0.0%
C	4.4%	5.3%
D	1.7%	59.8%
E	3.3%	6.7%
F	1.5%	8.5%
G	0.0%	5.9%
H	20.7%	0.0%
All Others	17.3%	4.2%
Total	100.0%	100.0%

Inventory

Inventory, comprised of finished goods and work-in-process is stated at the lower of cost or market. The first-in, first-out cost method is used to value inventory. Inventory is reviewed annually for the lower of cost or market and obsolescence. Any material cost found to be above market value or considered obsolete is written down accordingly. The Company had no obsolescence reserve at September 30, 2011 and December 31, 2010.

Research and Development

The Company expenses all costs related to research and development as incurred.

Accounting pronouncement

As of and for the year ended December 31, 2010, the Company adopted Accounting Standards Update (“ASU) No. 2010-20, “Receivables (Topic 310):  Disclosure about Credit Quality of Financing Receivables and Allowance For Credit Losses.”  This guidance requires disclosures that facilitate the evaluation of the nature of credit risk inherent in its portfolio of long-term accounts receivables; how that risk is analyzed and assessed in determining the allowance for credit losses; and the changes and reasons for those changes in the allowance for credit losses.  To achieve those objectives, disclosures on a disaggregated basis are to be provided on two defined levels:  (1) portfolio segment; and (2) class of financing receivable.  This guidance updates existing disclosure requirements and includes additional disclosure requirements relating to long-term accounts receivables.  Short-term accounts receivable are exempt from this guidance.

2.	Accounts Receivable –

Accounts receivable consisted of the following at September 30, 2011 and December 31, 2010

	September 30, 2011	December 31, 2010

Accounts receivable under normal 30 day terms	$686,065	$554,963
Financed contracts:
Short-term	404,237	481,289
Current portion of long-term	785,291	828,170
Long-term, net of current portion	801,847	260,430
Total accounts receivable	2,677,440	2,124,852
Unbilled accounts receivable	-	14,195
Less allowance for doubtful accounts	(179,416)	(179,416)
Accounts receivable, net	$2,498,024	$1,959,631

The allowance for loan losses represents management’s estimate of probable losses in our trade and financed receivables as of the date of the financial statements.  The allowance provides for probable losses that have been identified with specific customer relationships and for probable losses believed to be inherent of the trade and financed receivables but have not been specifically identified.

The entire allowance account at September 30, 2011 and December 31, 2010 relates to one international customer contract balance.  A roll-forward of the Company’s allowance for doubtful accounts is as follows:

	For the Nine Months Ended September 30, 2011	For the Year Ended December 31, 2010
Accounts receivable allowance, beginning of period	$179,416	$182,054
Provision adjustment during period	-	3,247
Write-off of bad debt	-	(5,885)
Accounts receivable allowance, end of period	$179,416	$179,416
3.	Inventory –

Company inventories consisted of the following at:

	September 30, 2011	December 31, 2010
Work-in-process	$17,580	$-
Finished goods	129,379	151,254
Total	$146,959	$151,254

4.	Stockholders’ Equity –

In April 2011, the Company issued 37,000 shares, at $1.50 per share for a total cost of $55,500 to the Board of Directors for annual compensation for the period from April 1, 2011 to March 31, 2012. A total of $6,000 and $43,500 was recognized as stock compensation expense for the three and nine months ended September 30, 2011, which was one fourth of the annual stock award for a director.  In July 2011, the Company issued 36,000 shares, at $1.00 per share for a total cost of $36,000 to the Board of Directors for annual compensation for the period from July 1, 2011 to June 30, 2012. A total of $9,000 was recognized as stock compensation expense for the three months ended September 30, 2011, which was one fourth of the annual stock award for the directors.   In July 2011, the Company issued 45,000 shares, at $1.00 per share for a total cost of $45,000 to employees for compensation. A total of $45,000 was recognized as stock compensation expense for the three months ended September 30, 2011.   The total including previously issued stock vesting in the nine month period ended September 30, 2011 was $141,541.

As of September 30, 2011, the Company holds 1,000 common stock shares in treasury at a total cost of $1,422 for future employee incentives under the bonus program.

Stock options

In October 2001, the Company implemented an Employee Stock Incentive Plan. This plan provides for the issuance of options to employees to purchase shares of the Company's common stock at an exercise price at least equal to the fair value of the stock at the grant date. These options are exercisable for a period of seven years from the date of grant. Table Trac has reserved 1,000,000 shares of its common stock for potential issuance under this plan. As of September 30, 2011, 300,000 stock options were available for grants.

The Company uses the Black-Scholes-Merton option-pricing model as a method for determining the estimated fair market value for employee stock awards. Compensation expense for employee stock awards is recognized on a straight-line basis over the vesting period of the award. The Company has not recorded any compensation expense for the three and nine months ended September 30, 2011 and 2010.

There were 70,000 options outstanding and exercisable at September 30, 2011 and December 31, 2010 with an exercise price of $1.75, which expire November 2015. The options had an aggregate intrinsic value of $0 at September 30, 2011 which is equal to the difference in the closing stock price on that date and the exercise price, multiplied by the number of in-the-money options that would have been received had all options been exercised on September 30, 2011.

5.	Income Tax –

The Company accounts for income taxes by following the asset and liability approach to accounting for income taxes. Deferred tax assets and liabilities represent the future tax consequences of the differences between the financial statement carrying amounts of assets and liabilities versus the tax basis of assets and liabilities. Under this method, deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards. Deferred tax liabilities are recognized for taxable temporary differences. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The impact of the tax rate changes on deferred tax assets and liabilities is recognized in the year that the change is enacted.  The net operating loss carryforward at September 30, 2011 was $408,939.  An allowance for net operating loss carryforward is recorded when the Company believes the amount may not be collected.   Management believes the net operating loss carryforward, net of the allowance, is fully collectible.  Management believes that any write-off not allowed for will not have a material impact on the Company's financial position.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Based on its evaluation, it has concluded that there are no significant unrecognized tax positions. The Company’s evaluation was performed for the tax years ended December 31, 2008 through 2010, the tax years that remain subject to examination by major tax jurisdictions as of September 30, 2011. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to its financial results. In accordance with current guidance, the Company classifies interest and penalties as income tax expense is incurred.

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

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Basic earnings (loss) per share calculation:
Net income (loss) to common stockholders	$45,569	$43,852	$(435,888)	$(155,551)
Weighted average number of common shares outstanding	4,699,892	4,254,533	4,634,884	4,210,169
Basic net income (loss) per share	$0.01	$0.01	$(0.09)	$(0.04)

Diluted earnings (loss) per share calculation:
Net income (loss)	$45,569	$43,852	$(435,888)	$(155,551)
Weighted average number of common shares outstanding	4,699,892	4,254,533	4,634,884	4,210,169

Common stock equivalents:
Stock options	(1)	312,684	(1)	(2)
Weighted average diluted shares outstanding	4,699,892	4,567,217	4,634,884	4,210,169
Diluted net income (loss) per share	$0.01	$0.01	$(0.09)	$(0.04)

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

General Overview

Table Trac is a Nevada corporation, formed on June 27, 1995, with principal offices in Minnetonka, Minnesota. It developed and patented (U. S. patent number 5,957,776) a proprietary information and management system (Table Trac) that automates and monitors the operations of casino table games. Since 2000, Table Trac has added functionality, developed related casino system modules for guest rewards and patron management, marketing analysis, guest service, promotion administration/management, vault/cage management and audit/accounting to its existing table games and casino management programs.

Table Trac has been aggressively positioning the Company within the gaming industry.  In December 2010, it joined the Association of Gaming Equipment Manufacturers (AGEM), the industry’s premier trade organization.  Since the beginning of the year, the Company has participated in several key industry trade shows and conferences, including the Caribbean Gaming Show, the National Indian Gaming Association trade show and conference, G2E Asia, CasinoFest, Southern Gaming Show, the Washington Indian Gaming Association conference, the Casino Marketing Conference, the Oklahoma Indian Gaming Association trade show and conference, and G2E, the industry’s largest trade show and conference in Las Vegas, Nevada. In addition to providing speaking and presentation opportunities for the Company, these events provide the Company with opportunities to introduce its products and services to existing customers, as well as prospective customers and potential strategic partners.

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

In this last quarter the Company signed a distribution agreement with Tipping Point Gaming, LLC for the PlayItVision™ system, a universal picture-in-picture style marketing and media delivery platform right at the point of play.  PlayItVision gives operators more control and flexibility over the content that can be distributed across the gaming system, as well as creating a more interactive player experience with countless options to drive play and time on device. PlayItVision provides players and operators with a menu of information, service and promotions right at the point of play through the main gaming machine video. When players insert their players club card into the machine, a player-user-interface, customized to meet the casinos’ needs appears on the main game screen where operators can enhance the players club experience, provide unique bonus features, accept additional wagers from other gaming systems and ultimately enhance player loyalty and operators profits.

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

Results of Operations - Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

During the three months ended September 30, 2011, income from operations was $52,931 compared to $57,209 for the three months ended September 30, 2010. The major components of revenues, cost of sales and selling, general and administrative expenses are discussed below.

Revenues

Revenues totaled $968,833 for the three months ended September 30, 2011 compared to $959,102 for the three months ended September 30, 2010.  The following table summarizes our revenues for the three months ended September 30, 2011 and 2010, respectively:

	Three Months Ended September 30,
	2011	2010	2011	2010
			(percent of revenues)
System sales	$531,389	$682,106	54.8%	71.1%
License and maintenance fees	245,102	219,465	25.3%	22.9%
Other sales	192,342	57,531	19.9%	6.0%
Total revenues	$968,833	$959,102	100.0%	100.0%

During the three months ended September 30, 2011, revenues from Other sales, which include sales of printers, kiosk software, mailing services, and rental sales improved as a result of increased rental sales compared to the same period in 2010.

Cost of Sales

Cost of sales for the three months ended September 30, 2011 decreased to $217,267 from $351,326 for the three months ended September 30, 2010.  The following table summarizes our cost of sales for the three months ended September 30, 2011 and 2010, respectively:

	Three Months Ended September 30,
	2011	2010	2011	2010
			(percent of revenues)

System sales	$135,938	$144,984	14.0%	15.1%
License and maintenance fees *	$32,125	49,160	3.3%	5.1%
Other sales	$49,204	157,182	5.1%	16.4%
Total cost of sales	$217,267	$351,326	22.4%	36.6%

Gross profit	$751,566	$607,776	77.6%	63.4%

The Company's gross profit was 78% and 63% for the three months ended September 30, 2011 and 2010, respectively. This increase is primarily due to the lower cost of sales associated with rental sales and kiosk software sales.

Selling, General and Administrative Expenses

For the three months ended September 30, 2011, selling, general and administrative expenses were $698,635 compared to $550,567 for the same period in 2010.  Our most significant changes in operating expenses from the two three-month interim periods related to travel costs, compensation, insurance and professional fees. A discussion of the various components of our operating expenses for the three months ended September 30, 2011 and 2010 appears below:

Travel costs.  Travel costs increased for the three months ended September 30, 2011 to $47,493 compared to $19,213 for the same period in 2010.  This increase is due to a greater presence on-site with our customers including one international customer.

Compensation.  Compensation expenses increased for the three months ended September 30, 2011, to $299,855 compared to $226,941 for the same period in 2010 primarily due to three additional employees and converting one development contractor to an employee.

Insurance.  Our insurance costs increased for the three months ended September 30, 2011, to $45,782 compared to $28,226 for the same period in 2010 primarily due to three additional employees and converting one development contractor to an employee.

Professional fees.  Our accounting fees decreased for the three months ended September 30, 2011, to $20,409 compared to $47,069 for the same period in 2010 primarily due to the fees associated with Sarbanes-Oxley consulting in 2010 which has not occurred for 2011.

Interest Income

For the three months ended September 30, 2011, interest income was $22,626 compared to $10,058 for 2010.  This increase is primarily related to the additional contracts financed through the Company compared to the same period in 2010.

Tax Provision

The expense for income taxes for the three months ended September 30, 2011 was $29,988 which was calculated at a 40% effective rate, compared to the tax expense of $23,415 for the same period in 2010, which was calculated at a 35% effective rate.

Net Income

Net income before taxes for the three months ended September 30, 2011, was $75,557 compared to $67,267 for same period in 2010. Net income for the three months ended September 30, 2011 was $45,569 compared to $43,852 for the same period in 2010.

Results of Operations - Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

During the nine months ended September 30, 2011, loss from operations was ($749,288) compared to ($296,079) for the nine months ended September 30, 2010. The major components of revenues, cost of sales and selling, general and administrative expenses are discussed below.

Revenues

For the nine months ended September 30, 2011, revenues totaled $1,760,637 compared to $1,784,089 for 2010.  The following table summarizes our revenues for the nine months ended September 30, 2011 and 2010, respectively:

	Nine Months Ended September 30,
	2011	2010	2011	2010
			(percent of revenues)
System sales	$680,770	$905,407	38.7%	50.7%
License and maintenance fees	676,673	703,021	38.4%	39.4%
Other sales	403,194	175,661	22.9%	9.8%
Total revenues	$1,760,637	$1,784,089	100.0%	100.0%

During the nine months ended September 30, 2011, we generated less systems sales revenue than in 2010 because fewer system installations were completed in 2011 as was the case in 2010.  Revenues from license and maintenance fees decreased for 2011 mainly due to a large one-time ticket license fees in 2010.  Lastly, other sales, which include sales of printers, kiosk software, mailing services, and rental sales increased over 2010 as a result of increased rental sales.

Cost of Sales

Cost of sales for the nine months ended September 30, 2011 increased to $447,733 from $440,690 for 2010.

	Nine Months Ended September 30,
	2011	2010	2011	2010
			(percent of revenues)

System sales	216,537	$169,038	12.3%	9.5%
License and maintenance fees *	102,950	139,981	5.8%	7.8%
Other sales	128,246	131,671	7.3%	7.4%
Total cost of sales	$447,733	$440,690	25.4%	24.7%

Gross profit	$1,312,904	$1,343,399	74.6%	75.3%

The Company's gross profit was 75% for both the nine months ended September 30, 2011 and 2010.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2011 were $2,062,192 compared to $1,639,478 for 2010.  Our most significant changes in operating expenses from the two interim periods related to compensation expenses, insurance costs, and professional fees. A discussion of the various components of our operating expenses for the nine months ended September 30, 2011 appears below.

Compensation.  Compensation expenses increased for the nine months ended September 30, 2011, to $860,986 compared to $723,202 for the same period in 2010 primarily due to three additional employees and converting one development contractor to an employee.

Insurance.  Our insurance costs increased for the nine months ended September 30, 2011, to $71,876 compared to $56,804 for the same period in 2010 primarily due to three additional employees and converting one development contractor to an employee.

Professional fees. Our expenses related to professional fees decreased for the nine months ended September 30, 2011, to $98,932 compared to $150,043 for the same period in 2010 primarily due to the Sarbanes-Oxley consulting from 2010.

Interest Income

For the nine months ended September 30, 2011, interest income was $69,264 compared to $45,528 for 2010.  This increase is primarily related to the additional contracts financed through the company compared to the same period in 2010.

Tax Provision

For the nine months ended September 30, 2011, our income tax benefit was ($244,136) compared to an income tax benefit of ($95,000) for 2010.    The overall effective rate for 2011 was (36%) compared to (38%) for 2010.

Net Loss

For the nine months ended September 30, 2011, net loss before taxes was ($680,024) compared to net loss before taxes of ($250,551) for 2010. Net loss was ($435,888) for the nine months ended September 30, 2011 compared to net loss of ($155,551) for 2010. The increase in net loss is due to higher SG&A costs compared to the same period for 2010.  The basic loss per share was ($0.09) compared to ($0.04) for the nine months ended September 30, 2011 and 2010, respectively.

Backlog

The Company’s backlog generally consists of future system installations and expansion of offerings for currently installed and supported systems.

The Company has no Casino Trac System in its backlog at September 30, 2011.

The Company is currently serving gaming establishments in six US states, as well as countries in Central and South America, as well as the Caribbean. The Company has a pipeline of opportunities and strategic partnerships that it is pursuing.

Liquidity and Capital Resources

Summary cash flow data is as follows
	For the Nine Months Ended September 30,
	2011	2010

Cash flows provided by (used in):
Operating activities	$(1,211)	$(49,375)
Investing activities	(25,497)	(56,742)
Financing activities	-	-
Net decrease in cash	(26,708)	(106,117)
Cash, beginning of period	935,301	1,320,946
Cash, end of period	$908,593	$1,214,829

At September 30, 2011, the Company had cash of $908,593 compared to cash of $1,214,829 on September 30, 2010. The decrease results mainly from an increase in accounts receivable and funding operations at a higher level.  Changes in cash flows provided by operating activities related primarily to deferred income taxes, stock compensation expense, and changes in operating assets and liabilities, including accounts receivable, interest receivable, inventory, income taxes receivable, deferred system sales costs, accrued payroll and related withholding liabilities and deferred revenue.  Changes in cash flows from investing activities relate to the purchase of a system rental program of ($25,497).

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

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of September 30, 2011.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

As of September 30, 2011, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of September 30, 2011.

Changes in Internal Control over Financial Reporting

In our Annual Report on Form 10-K for the year ended December 31, 2010, we identified certain material weaknesses in internal control over financial reporting relating to our accounting policies and procedures, Board of Director financial oversight, lack of segregation of duties, financial close and reporting and internal financial expertise.  In light of such weaknesses, management continued implementing changes to our internal control over financial reporting, as previously begun during 2011 and disclosed and as identified below, during the quarterly period covered by this report to help improve the Company’s control structure:

•	increased involvement of our Board of Directors, Audit Committee and senior management in the oversight of our internal controls and the financial reporting process;

•	the re-allocation of duties, facilitated by our prior hiring of our Chief Financial Officer, to provide for greater segregation;

•	the offices of President and Chief Executive Officer have been split between two persons and are now reviewing the work of the Chief Financial Officer; and

•	the specific involvement of the Audit Committee in quarterly reviews of significant processes and accounts.

Our efforts to remediate the material weaknesses identified in our Annual Report on Form 10-K for the year ended December 31, 2010, and to enhance our overall control environment, have been regularly reviewed with, and monitored by, our Audit Committee.  We believe the remediation measures described above have (i) been successful in correcting and remediating the material weaknesses previously identified and (ii) strengthened and enhanced our internal control over financial reporting.

The Company continues, however, to work to improve its internal control processes and procedures, and believes it has sufficient personnel resources and technical accounting and reporting expertise within the Company’s financial closing and reporting function at the time of the preparation and filing of this quarterly report on Form 10-Q.

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

Dated: November 14, 2011	Table Trac, Inc.
(Registrant)

	By:	/s/ Glenn Goulet
Glenn Goulet (Principal Executive Officer)

	By:	/s/ Brian Hinchley
Brian Hinchley (Principal Financial
and Accounting Officer)