Form 10-K
period 2011-12-31
TABLE TRAC INC
filed 2012-03-29
CIK 1090396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2011 was approximately $2.97 million based on the closing sales price of the registrant’s common stock on that date ($1.00 per share). As of March 29, 2012, the Company had outstanding 4,704,305 shares of common stock, $0.001 par value.

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

The Company continues to increase its market share by expanding its product offerings to include new system features and working to open new gaming markets for its products. The Company has increased its sales and marketing efforts along with its trade show and conference presence.

TABLE TRAC INSTALLATIONS

Table Trac currently has casino management systems installed with on-going support and maintenance contracts at thirty-five casinos worldwide in the U.S., Caribbean, Central and South America.

AVAILABILITY OF TABLE TRAC

Table Trac systems are available for purchase from the Company by any legal gambling casino in the U.S. and most legal casinos operating outside the U.S. Systems are purchased, installed and sold with a monthly license and maintenance contract whereby Table Trac performs required maintenance on its systems to assure trouble-free operations.

MANUFACTURING CAPABILITIES

The Company designs and manufacturers its own Table Trac table game units and slot machine gaming machine interface boards using the services of third-party electronics assembly firms. The Company has relationships with a host of third-party electronic and gaming equipment manufacturers that can be readily available for hire, as needed.

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

EMPLOYEES

As of December 31, 2011, the Company had 16 full-time equivalents with an employee headcount of 17, and engaged the full-time services of approximately 3 contract specialists during the course of the year.

BUSINESS SEGMENTS

The Company operates as one reporting segment.

RECENT DEVELOPMENTS

In 2011, Table Trac completed its development efforts on several strategic initiatives, including the completion of its latest Table Games Management System, the TTRac2 Pit Management System and the completion of its latest Casino Management System (v4). The Company began rolling out these new products to new and existing customers.

The Company signed four new customers in 2011 representing five casino management system sales at eight facilities, and expanded the Company’s presence into two new jurisdictions, Nevada and Curacao in the Netherland Antilles in the Caribbean. Since 2010, the Company has installed casino management system in fifteen casinos worldwide, bringing the number of casinos using the Company’s casino management system and TableTrac™ table games management system to thirty-seven.

In 2011, the Company hired its first, full-time Chief Financial Officer, Brian Hinchley, and elevated Glenn Goulet from Executive Vice President to Chief Executive Officer. Chad Hoehne the Company’s founder and President retained the titles of President and Chief Technology Officer.

At its annual shareholder meeting in June 2011, two new independent board members were elected, Louis Fornetti and Gary Loebig. The Board elected Steven A. Browne chairman. Starting with the second quarter in 2011, the Company began holding quarterly investor conference calls to update shareholders on the Company and its activities.

In September 2011, the Company announced a distribution agreement with Tipping Point Gaming, LLC for the PlayItVision™ system, a universal picture-in-picture style marketing and media delivery platform right at the point of play. PlayItVision provides players and operators with a menu of information, service and promotional options right at the point of play through the gaming machine video. When players insert their players club card into the machine, a player-user-interface, customized to meet the casinos’ needs appears on the main game screen where operators can enhance the players club experience, provide unique bonus features, accept additional wagers from other gaming systems and ultimately enhance player loyalty and operator profits.

In December 2011, Table Trac submitted its latest CasinoTrac casino management system to an independent gaming laboratory, Gaming Laboratories International, Inc. for industry standards testing.

During 2011, the Company participated in several key industry trade shows and conferences, including the Caribbean Gaming Show, the National Indian Gaming Association Trade Show and Conference, G2E Asia, CasinoFest, the Oklahoma Indian Gaming Association Trade Show and Conference, Raving’s Casino Marketing Conference and the Global Gaming Expo (G2E), the industry’s premier event.

In the first quarter of 2012, the Company participated in the ICE Totally Gaming Show, the 14th Indian Gaming Marketing Conference and the California Nations Indian Gaming Association Conference. Also, in the first quarter the Company signed a dealer agreement with CountR, a worldwide company specializing in cash handling and coinless gaming kiosks for the gaming industry. The distribution agreement allows for Table Trac to represent CountR’s cash handling kiosk product lines in several gaming jurisdictions in the U.S., Central and South America. The agreement also allows for Table Trac to represent CountR’s latest gaming innovation, the TiTa, a micro ticket redemption machine for casino table games.

In the first quarter of 2012, the Company installed casino management systems at two casinos in the U.S. and Caribbean, the Moapa Band of Paiute Indians outside of Las Vegas, Nevada and the Coral Casino Bonaire on the island of Bonaire in the Dutch Caribbean, respectively.

Item 1A.	Risk Factors.

The Company’s business is subject to unpredictable order flows, which might cause its results to fluctuate significantly from period to period.

Individual system sales can have a long sales cycle, resulting in unpredictable revenue from such sales. Other revenue is derived from expansion opportunities at existing customer facilities and, although existing customers have in the past engaged us to provide expanded services and systems, there is no contractual agreement to provide us with any minimum volume or the ability to expand our services and systems. For these reasons, the Company can experience unpredictable order flows for system expansions.

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

We rely on unpatented proprietary technology. It is possible that others will independently develop the same or similar technology or otherwise obtain access to our unpatented technology. To protect our trade secrets and other proprietary information, we require employees, consultants, advisors and collaborators to enter into confidentiality agreements. We cannot assure you that these agreements are fully enforceable or will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information. If we are unable to maintain the proprietary nature of our technologies, it could have a material adverse effect on our business.

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

The gaming industry is characterized by the rapid development of new technology, which requires us to continuously introduce new products using these technologies and innovations, as well as to expand into new markets that may be created. Therefore, our success depends in part on our ability to continually adapt our products and systems to incorporate new technologies and to expand into markets that may be created by new technologies. However, to the extent technologies are protected by the intellectual property rights of others, including our competitors, we may be prevented from introducing products based on these technologies or expanding into markets created by these technologies. If the intellectual property rights of others prevent us from taking advantage of innovative technologies, our financial condition, operating results or prospects may be harmed.

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

There is a significant amount of litigation that occurs in the gaming and technology industry generally. A successful challenge to or invalidation of one of our patents or trademarks, a successful claim of infringement by a third party against us, our products, or one of our licensees in connection with the use of our technology, or an unsuccessful claim of infringement made by us against a third party or its products could adversely affect our business or cause us financial harm. Any such litigation – whether with or without merit – could:

•	be expensive and time consuming to defend;

•	cause one or more of our patents to be ruled or rendered unenforceable or invalid;

•	cause us to cease making, licensing or using products that incorporate the challenged intellectual property;

•	require us to redesign, reengineer or rebrand our products;

•	divert management's attention and resources;

•	require us to pay significant amounts in damages;

•	require us to enter into royalty, licensing or settlement agreements in order to obtain the right to use a necessary product, process or component;

•	limit our ability to bring new products to the market in the future; or

•	cause us by way of injunction to have to remove products on lease and/or stop selling or leasing new products.

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

These financial market conditions affect our business in a number of ways. The tightening of credit in financial markets adversely affects the ability of our customers to obtain financing for purchases and operations and could result in a decrease in or cancellation of lease and sale orders for our products and services. Current financial market conditions could also affect our ability to raise funds in the capital and lending markets.

Risks that impact our customers may impact us.

If fewer players visit our customers’ facilities, if such players have less disposable income to spend at our customers’ facilities or if our customers are unable to devote resources to purchasing and leasing our products, there could be an adverse effect on our business. Such risks that affect our customers include, but are not limited to:

•	adverse economic and market conditions in gaming markets, including recession, economic slowdown, higher interest rates, higher airfares and higher energy and gasoline prices;

•	global geopolitical events such as terrorist attacks and other acts of war or hostility; and

•	natural disasters such as major fires, floods, hurricanes and earthquakes.

We also have agreements with casinos in Native American and foreign jurisdictions, which may subject us to sovereign immunity risks.

We may have a difficult time enforcing our contracts with Central America, South America, the Caribbean and Native American tribes and the casinos they operate. These customers may enjoy significant immunity or impracticality from suit. For instance, in order to sue a Native American tribe (or an agency or instrumentality of a Native American tribe), the Native American tribe must have effectively waived its sovereign immunity with respect to the matter in dispute. Approximately 60 percent of Table Trac’s business is with Native American tribes. While we always seek the waivers of immunity initially, they may not always become a part of our final contracts with Native American tribes. Without a waiver, limited or otherwise, of the tribe’s sovereign immunity, our ordinary rights and remedies (such as our right to enter Native American lands to retrieve our property in the event of a breach of contract by the tribal party to that contract, or our right to enforce any outside judgment against such tribal party) will not likely be enforceable.

We compete in a single industry and our business may suffer if our products become obsolete or demand for them decreases, including without limitation, as a result of the downturn in the gaming industry.

We derive substantially all of our revenues from leasing, licensing, selling and other financing arrangements of products for the gaming industry. Consistent demand for and satisfaction with our products by our customers is critical to our financial condition and future success, Problems, issues, defects or dissatisfaction with our products could cause us to lose customers or revenues from leases with minimal notices. Additionally, our success depends on our ability to keep pace with technological advances in our industry and to adapt and improve our products in response to evolving customer needs and industry trends. If demand for our products weakens due to lack of market acceptance, technological change, increased competition, regulatory changes, or other factors, it could have a material adverse effect on our business, results of operations or financial condition.

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

There is intense competition in the gaming management and gaming products industry, which is characterized by dynamic customer demand and rapid technological advances. Today, there are many systems providers, in the U.S. and abroad, offering casinos and gaming operators “total solution” casino management and table games management systems. As a result, we must continually adapt our approach and our products to meet this demand and match technological advances and if we cannot do so, our business, results of operations or financial condition may be adversely impacted. Conversely, the development of new competitive products or the enhancement of existing competitive products in any market in which we operate could have an adverse impact on our business, results of operations or financial condition. If we are unable to remain dynamic in the face of changes in the market, it could have a material adverse effect on our business, results of operations or financial condition.

We are dependent on the success of our customers and are subject to industry fluctuations.

Our success depends on our customers leasing or buying our products to expand their existing operations, replace existing gaming management products or equip a new casino. Any slowdown in the replacement cycle on the part of our customers may negatively impact our operations.

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

Our success depends in a significant part upon the continued service of certain senior management, and other key personnel. In particular, we are materially dependent upon the services of Chad Hoehne, the Company’s Chief Technology Officer. If Mr. Hoehne should no longer serve the Company in his present capacities it would likely have a materially adverse impact on our business, financial condition and operations. Presently, the Company does not have an employment agreement with Mr. Hoehne, though the Company has secured “key person” term life insurance covering the life of Mr. Hoehne.

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

In October 2010, the Company entered into a five-year lease on new corporate office space in Minnetonka, Minnesota and took possession of the leased space in January 2011. The new leased property includes over 4,400 square feet of office and warehouse space. The monthly rent payment is approximately $2,727 with periodic escalators to approximately $3,103 per month, excluding operating expenses. The Company believes this space is adequate for its business needs and any future expansion.

Item 3.	Legal Proceedings.

None.

Item 4.	Mine Safety Disclosures.

Not applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information: The Company’s common stock is quoted for trading on the OTCQB over-the-counter quotation service under the symbol “TBTC.” The OTCQB is a middle-tier quotation marketplace operated by OTC Markets (formerly known as The Pink Sheets). Prior to February 22, 2011, the Company’s common stock had been quoted for trading on the over-the-counter bulletin board (the OTCBB) under the trading symbol TBTC.OB. The following table sets forth the high and low bid prices for our common stock as reported by the OTCBB and OTCQB in 2011 and 2010. These quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions. Trading in the Company’s common stock during the period represented was sporadic, exemplified by low trading volume and many days during which no trades occurred.

	2011
Price per Share Calendar Year	High	Low
Annual Price per Share	$2.00	$0.25
First Quarter, January -March	$2.00	$1.20
Second Quarter, April - June	$1.74	$0.37
Third Quarter, July - September	$1.00	$0.32
Fourth Quarter, October - December	$1.05	$0.25

	2010
Price per Share Calendar Year	High	Low
Annual Price per Share	$2.50	$1.10
First Quarter, January -March	$1.51	$1.10
Second Quarter, April - June	$2.50	$1.20
Third Quarter, July - September	$2.25	$1.60
Fourth Quarter, October - December	$2.00	$1.40

Holders: As of March 29, 2012, the Company had outstanding 4,704,305 shares of common stock held by approximately 200 holders of record.

Dividends: No dividends were declared or paid in 2011 or 2010.

Securities Authorized Under Equity Compensation Plans: The table below sets forth certain information, as of the close of business on December 31, 2011, regarding equity compensation plans (including individual compensation arrangements) under which securities of the Company were then authorized for issuance.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (excluding securities reflected in column a)
	(a)	(b)	(c)
Equity compensation plans approved by securityholders	70,000	$1.75	300,000	(1)

Plan reached the expiration date on May 16, 2011			(300,000)

Balance at December 31, 2011			0

Equity compensation plans not approved by securityholders

(1)	The Company is not required by applicable state law or the listing standards of any self-regulatory organization (e.g., the OTC Markets (OTCQB), NASD, AMEX or NYSE) to obtain the approval of its security holders prior to issuing any compensatory options, warrants or other rights to purchase securities of the Company.

Unregistered Sales of Securities: During 2011, the Company made the following issuances and sales of unregistered securities:

In April 2011, the Company issued 37,000 shares of common stock to directors for a total director compensation expense of $55,500. The expense is for services rendered during the period from April 2011 through March 2012, with $49,500 total expense in 2011. The shares were issued pursuant to the exemption set forth in Sections 4(2) and 4(5) of the Securities Act on the basis that all recipients of such shares were directors of the Company.

In July 2011, the Company issued 36,000 shares of common stock to directors for a total director compensation expense of $36,000. The expense is for services rendered during the period from July 2011 through June 2012, with $18,000 total expense in 2011. The shares were issued pursuant to the exemption set forth in Sections 4(2) and 4(5) of the Securities Act on the basis that all recipients of such shares were directors of the Company.

In July 2011, the Company issued 45,000 shares of common stock to employees for a total compensation expense of $45,000 in 2011. The shares were issued pursuant to the exemption set forth in Section 4(2) of the Securities Act on the basis that all recipients of such shares were employees of the Company.

Description of Equity Securities: The authorized capital stock of the Company consists of 25,000,000 shares of capital stock, $0.001 par value per share. All shares of common stock have equal voting rights and are entitled to one vote per share on all matters to be voted upon by Company stockholders. Shares of Company common stock have no preemptive, subscription, conversion or redemption rights and may be issued only as fully-paid and non-assessable shares. Cumulative voting in the election of directors is not permitted. In the event of liquidation, each holder of common stock is entitled to receive a proportionate share of our assets available for distribution to stockholders after the payment of liabilities. All presently shares of common stock issued and outstanding are fully-paid and non-assessable.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash position at December 31, 2011 was $834,665, a decrease of $100,636 from $935,301 at December 31, 2010. Management believes that the Company has adequate cash to meet its obligations and continue operations for both existing customer contracts and ongoing product development for the next 12 months. The Company presently has no bank line of credit or other financing arrangements except for the note payable of $29,994. As a result, its sole sources of liquidity are cash, receivables and potentially other current assets. Management is not aware of any trends or any known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the registrant’s liquidity increasing or decreasing in any material way.

Net cash flows used in operating activities during the year ended December 31, 2011 was ($72,412) compared with net cash flows provided by operating activities of ($334,973) for the same period in 2010. This change of $262,561 was caused primarily by two large financed installations of management systems which affected accounts receivable and deferred revenue.

Net cash flows used in investing activities was ($25,498) during the year ended December 31, 2011, compared to ($92,859) for the same period in 2010. This change of $67,361 was primarily due to reduced cost related to rental programs compared to 2010.

Net cash provided by (used in) financing activities was $2,726 during the year ended December 31, 2011, compared to net cash flows received in financing activities of $42,187 for the same period in 2010. The change of $ 39,461 was due to the $42,187 cash received from the exercise of outstanding options in October 2010 compared to none in 2011.

On December 31, 2011, total stockholders’ equity was $2,536,750. This compared to a stockholders’ equity of $2,823,207 in 2010, which is a decrease of $286,457 or 10.1%.

The Company is not capital intensive. The basic product of the Company is computer software developed by its employees. Most manufacturing is done after the Company receives an order, so there is little product inventory held by the Company.

RESULTS OF OPERATIONS, YEAR ENDED DECEMBER 31, 2011 COMPARED TO YEAR ENDED DECEMBER 31, 2010

The most significant events that affected the 2011 results of operations were the Company’s (1) installation of eight casino management systems at five operating entities, (2) completion of our latest Casino Management System (v4) along with the completion of our new Table Games Management System, and (3) the restructuring of the senior management team, including the hiring of a Chief Financial Officer. In 2011, the Company embarked on an aggressive sales and marketing campaign that saw an increased participation in trade shows and conferences that, in the end, increased our industry visibility. In addition, the Company increased R&D resources to develop new technologies and products.

We have increased recurring revenue by 62% or roughly $59,000 per month from December 2010 to 2011.

Inflation for the previous three years ended December 31, 2011 has been negligible, having no material effect on the Company’s operations. Increased inflation may put the Company’s cash holdings at risk for a loss of real value. As a result, the Company expects to periodically evaluate inflation pressure and take appropriate steps to place its available cash and cash equivalents into conservative and less inflation-sensitive investments.

Revenues decreased from $3,024,653 in 2010 to $2,623,819 in 2011. The decrease of $400,834 was due to the fact that although we installed our Table Trac Systems at five operating entities in 2011, two of the systems installed in at the end of 2011 are being recognized monthly over multiple years due to the contract extended payment terms not meeting the criteria for immediate revenue recognition. Ongoing maintenance revenue has increased from $925,704 in 2010 to $926,775 in 2011, an increase of $1,071 (or .1%). Other sales, which includes monthly rental and contracts recognized monthly over multiple years, has increased from $441,074 in 2010 to $505,397 in 2011, an increase of $64,323 (or 14.6%).

A breakout of revenue type is as follows:

	For the Years Ended December 31,
	2011	2010	2011	2010
			(percent of revenues)
System sales	$1,191,647	$1,627,885	45.4%	53.8%
License and maintenance fees	926,775	955,694	35.3%	31.6%
Other sales	505,397	441,074	19.3%	14.6%
Total revenues	$2,623,819	$3,024,653	100.0%	100.0%

Cost of sales decreased to $685,273 in 2011 from $703,306 in 2010. The decrease of $18,033 was primarily due to fewer system sales in 2011 compared to 2010.

A breakout of our cost of sales by type is as follows:

	For the Years Ended December 31,
	2011	2010	2011	2010
			(percent of revenues)

System sales	384,676	$486,738	14.7%	16.1%
License and maintenance fees	137,450	178,350	5.2%	5.9%
Other sales	163,147	38,218	6.2%	1.3%
Total cost of sales	$685,273	$703,306	26.1%	23.3%

Deferred revenues – short term increased to $45,600 in 2011 from $25,000 in 2010. The balance represents down payments received for system installations on order at year-end. The deferred revenue is non-refundable and is recognized as revenue when the system installations are completed or as invoices are due. As of December 31, 2011 and 2010, the Company was not in the process of actively installing any new Table Trac systems.

Deferred revenues – long term increased to $1,228,629 in 2011 from $0 in 2010. The balance represents contracts which have been signed and invoiced, but revenue will be recognized and cash collected monthly over multiple years. The amount in 2011 represents two contracts which were signed and installed during the year.

The gross margin in 2011 was $1,938,546 or 73.9% of sales compared with $2,321,347 or 76.7% of sales in 2010. The decrease of gross margin was primarily due to hardware being a higher percentage of system sales in 2011 compared to 2010.

Total operating expenses increased from $2,238,412 in 2010 to $2,678,231 in 2011. This 19.6% increase of $439,819 was primarily due to investing in the areas of development and sales and marketing. Meanwhile, an increase in total wages of $246,450 was due to additional employees in 2011, but was partially offset by a decrease of $13,180 in amounts paid contractors for services rendered.

Interest / Other income has increased in 2011 to a net amount of $87,556 from $63,888 in 2010; the 37.0% increase of $23,668 is due to a greater amount of long-term financed contracts in 2011compared to 2010.

The provision (benefit) for income taxes was ($229,172) in 2011, for an effective rate of (35.1%), compared to a provision for income taxes of $22,700 for an effective rate of 15.5% in 2010. The change in rates is primarily due to in 2011 the loss was for both tax and financial purposes, but in 2010 the results were a loss for tax, but a profit for financial results.

The net income (loss) for 2011 was ($422,957) compared to $124,123 for 2010 which is a decrease of $547,080.

The basic earnings (loss) per share in 2011 was ($0.09) compared to $0.03 in 2010.

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

System Sales

Revenue from systems that have been demonstrated to meet customer specifications during installation is recognized when evidence of an arrangement exists, the product has been installed, title and risk of loss have transferred to the customer and collection of the resulting receivable is reasonably assured. System sales, which are accounted for as multiple-element arrangements, include multiple products and/or services. For multiple-element arrangements, the Company allocates the revenue to each element based on their relative fair estimated value based on vendor specific objective evidence (VSOE) and recognizes the associated revenue when all revenue recognition criteria have been met for each element. If there are contracts the Company does not have VSOE of fair value of all elements, revenue is deferred until the earlier of VSOE being determined or when all elements have been delivered.

The Company does offer its customers contracts with extended payment terms.  The Company must evaluate if any extended payment terms in the contract is an indicator of the revenue not being fixed or determinable.  Provided all other revenue recognition criteria has been satisfied, the Company recognizes the revenue if payment of a significant portion of the systems sales is due within 12 months of the delivery of the product.  The Company also analyzes its standard business practice of using long-term contracts and the history of collecting on extended payment term contracts without making concessions for determining if revenue should be recognized.  Revenue and associated set-up costs are deferred if contract terms exceed historical collection results or if a substantial portion of the contract is not due within 12 months after delivery of the product.  The Company analyzes each contract for proper revenue recognition based on that contracts facts and circumstances.  Interest is recorded upon receipt to other income on the statements of operations.

Maintenance revenue

Maintenance revenue is recognized ratably over the contract period.

Service revenue

Service revenue is recognized after the services are performed and collection of the resulting receivable is reasonably assured.

Rental revenue

In 2010, the Company began offering certain new customers a rental contract.  Revenues are billed and recognized monthly based on a per game per day basis.  There is an option to purchase the system after the rental agreement at a pre-determined residual value.

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

Accounts receivable consisted of the following at December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010

Accounts receivable under normal 30 day terms	$875,013	$554,963
Financed contracts:
Short-term	357,567	481,289
Current portion of long-term	987,501	828,170
Long-term, net of current portion	1,062,709	260,430
Total accounts receivable	3,282,790	2,124,852
Unbilled accounts receivable	-	14,195
Less allowance for doubtful accounts	(237,844)	(179,416)
Accounts receivable, net	$3,044,946	$1,959,631

Inventory

Inventory comprised of finished goods and work in process is stated at the lower of cost or market. The average cost method is used to value inventory. Inventory is reviewed annually for the lower of cost or market and obsolescence. Any material cost found to be above market value or considered obsolete is written down accordingly. The Company had no obsolescence reserve at December 31, 2011 and 2010.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors

Table Trac, Inc.

Minnetonka, MN

We have audited the accompanying balance sheets of Table Trac, Inc. as of December 31, 2011 and 2010, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Table Trac, Inc. as of December 31, 2011 and 2010 and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, Minnesota

March 29, 2012

TABLE TRAC, INC.

BALANCE SHEETS

	December 31, 2011	December 31, 2010

CURRENT ASSETS
Cash	$834,665	$935,301
Accounts receivable, net of allowance for doubtful accounts of $237,844 at December 31, 2011 and $179,416 at December 31, 2010	1,982,237	1,699,201
Inventory	150,593	151,254
Prepaid expenses	61,544	133,262
Other current assets	18,296	9,954
Income taxes receivable	74,683	260,618
TOTAL CURRENT ASSETS	3,122,018	3,189,590

LONG-TERM ASSETS
Patent, net	7,097	8,461
Property and equipment, net	54,606	41,641
System under rental program, net	64,783	61,214
Other long term assets	258,522	2,060
Deferred tax asset	14,000	18,000
Long-term accounts receivable – financed contracts	1,062,709	260,430
TOTAL LONG-TERM ASSETS	1,461,717	391,806
TOTAL ASSETS	$4,583,735	$3,581,396
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$135,456	$93,648
Payroll liabilities	27,359	-
Current portion of note payable	10,907	-
Deferred revenue - short term	45,600	25,000
Deferred tax liability	579,947	639,541
TOTAL CURRENT LIABILITIES	799,269	758,189
LONG-TERM LIABILITIES
Note payable, net of current portion	19,087	-
Deferred revenue - long term	1,228,629	-
TOTAL LIABILITIES	2,046,985	758,189

STOCKHOLDERS' EQUITY
Common stock, 0.001 par value; 25,000,000 shares authorized: 4,704,305 and 4,586,305 shares issued and outstanding at December 31, 2011 and December 31, 2010	4,704	4,586
Additional paid-in capital	1,818,613	1,682,231
Retained earnings	714,855	1,137,812
	2,538,172	2,824,629
Treasury stock, 1,000 shares (at cost) at December 31, 2011 and December 31, 2010	(1,422)	(1,422)
TOTAL STOCKHOLDERS’ EQUITY	2,536,750	2,823,207

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,583,735	$3,581,396

The accompanying notes are an integral part of these financial statements.

TABLE TRAC, INC.

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2011	2010

Revenues	$2,623,819	$3,024,653

Cost of sales	685,273	703,306

Gross profit	1,938,546	2,321,347
Operating Expenses:
Selling, general and administrative	2,678,231	2,238,412

Income (loss) from operations	(739,685)	82,935
Interest / Other income	87,556	63,888

Income (loss) before taxes	(652,129)	146,823

Income tax expense (benefit)	(229,172)	22,700

Net income (loss)	$(422,957)	$124,123

Basic earnings (loss) per common share	$(0.09)	$0.03

Weighted-average basic shares outstanding	4,652,382	4,281,523

Diluted earnings (loss) per common share	$(0.09)	$0.03

Weighted-average diluted shares outstanding	4,652,382	4,281,523

The accompanying notes are an integral part of these financial statements.

TABLE TRAC, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional
	Number of Shares	Amount	Paid-in Capital	Retained Earnings	Treasury Stock	Total
BALANCE, DECEMBER 31, 2009	4,162,234	$4,162	$1,404,619	$1,013,689	$(1,422)	$2,421,048
Common stock issued to board of directors for 2010-2011 compensation	67,571	68	118,181			118,249
Common stock issued to investors relations for 2010-2011 compensation	25,000	25	61,225			61,250
Stock options from 2003 & 2007 exercised October 2010	337,500	337	41,850			42,187
Cancel shares never earned nor issued for consultant services contingently reserved for in 2008	(6,000)	(6)	(15,744)	-	-	(15,750)
Black Sholes computation for November 2010 stock options granted			72,100		-	72,100
2010 Net Income				124,123		124,123
BALANCE, DECEMBER 31, 2010	4,586,305	$4,586	1,682,231	1,137,812	(1,422)	2,823,207
Common stock issued to board of directors for 2011-2012 compensation	73,000	73	91,427			91,500
Common stock issued to employees for services	45,000	45	44,955	-	-	45,000
2011 Net Loss				(422,957)		(422,957)
BALANCE, DECEMBER 31, 2011	4,704,305	$4,704	$1,818,613	$714,855	$(1,422)	$2,536,750

The accompanying notes are an integral part of these financial statements.

TABLE TRAC, INC.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010

OPERATING ACTIVITIES
Net income (loss)	$(422,957)	$124,123
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	43,048	24,480
Allowance for other current assets	9,631	-
Deferred income taxes	(55,594)	38,541
Gain on sale of property and equipment	-	(952)
Allowance for doubtful accounts receivable	58,428	(2,177)
Stock issued for services	101,416	135,458
Cancellation of shares to a consultant not earned or issued	-	(15,750)
Stock compensation expense	55,125	72,100
Changes in operating assets and liabilities:
Accounts receivable	(1,143,743)	(560,864)
Inventory	661	38,228
Prepaid expenses and other assets	(222,758)	(78,927)
Accounts payable and accrued expenses	41,808	(46,049)
Payroll liabilities	27,359	-
Deferred revenue	1,249,229	25,000
Income taxes receivable	185,935	(88,184)
Net cash used in operating activities	(72,412)	(334,973)

INVESTING ACTIVITIES
Purchase of domain name	-	(2,060)
Purchase of property and equipment	-	(31,753)
Proceeds from sale of property and equipment	-	5,500
Purchase of system under rental program	(25,498)	(64,546)
Net cash used in investing activities	(25,498)	(92,859)

FINANCING ACTIVITIES
Stock options exercised	-	42,187
Payments on long-term debt	(2,726)	-

Net cash provided by (used in) financing activities	(2,726)	42,187

NET DECREASE IN CASH	(100,636)	(385,645)

CASH
Beginning of year	935,301	1,320,946
End of year	$834,665	$935,301

Cash received from (paid for) income taxes	$374,032	$(40,000)
Non-cash investing and financing
Purchase of vehicle with note payable	$32,720	$-
Restricted stock issued for future services	$-	$61,250
Common stock issued for future services	$136,500	$118,249

The accompanying notes are an integral part of these financial statements.

TABLE TRAC INC.

Notes to Financial Statements

December 31, 2011 and 2010

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company

Table Trac, Inc. (the Company) was formed under the laws of the State of Nevada in June 1995. The Company has its offices in Minnetonka, Minnesota. The Company has developed and patented a proprietary information and management system that automates and monitors the operations of casino games.

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

Reclassifications

Certain amounts in the prior year financial statements have been reclassified for comparative purposes to conform to the presentation in the current year financial statements.  The balance sheet reclassification was a change in the presentation of an allowance for a current asset, which had previously been included in the allowance for doubtful accounts. These reclassifications had no effect on reported net loss.

Concentrations of Risk

Cash Deposits in Excess of Federally Insured Limits

The Company maintains its cash balances at two financial institutions. Accounts are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company had approximately $470,000 and $435,000 of uninsured cash balances at December 31, 2011 and 2010, respectively.

Major Customers

The following table summarizes significant customer information for the years ended December 31, 2011 and 2010:

	For the Years Ended December 31,
	2011		2010
	% Sales	% AR	% Sales	% AR
A	21.8%	11.6%	27.1%	27.0%
B	13.0%	32.1%	0.0%	0.0%
C	11.4%	5.6%	0.0%	0.0%
D	4.1%	6.7%	19.5%	23.3%
E	6.1%	9.3%	6.2%	14.6%
F	2.9%	20.0%	0.0%	0.0%
All Others	40.7%	14.7%	47.2%	35.1%
Total	100.0%	100.0%	100.0%	100.0%

Revenue Recognition

The Company derives revenues from the sales of systems, licenses and maintenance fees, and services.

System Sales

Revenue from systems that have been demonstrated to meet customer specifications during installation is recognized when evidence of an arrangement exists, the product has been installed, title and risk of loss have transferred to the customer and collection of the resulting receivable is reasonably assured. System sales, which are accounted for as multiple-element arrangements, include multiple products and/or services. For multiple-element arrangements, the Company allocates the revenue to each element based on their relative fair estimated value based on vendor specific objective evidence (VSOE) and recognizes the associated revenue when all revenue recognition criteria have been met for each element. If there are contracts the Company does not have VSOE of fair value of all elements, revenue is deferred until the earlier of VSOE being determined or when all elements have been delivered.

The Company does offer its customers contracts with extended payment terms.  The Company must evaluate if any extended payment terms in the contract is an indicator of the revenue not being fixed or determinable.  Provided all other revenue recognition criteria has been satisfied, the Company recognizes the revenue if payment of a significant portion of the systems sales is due within 12 months of the delivery of the product.  The Company also analyzes its standard business practice of using long-term contracts and the history of collecting on extended payment term contracts without making concessions for determining if revenue should be recognized.  Revenue and associated set-up costs are deferred if contract terms exceed historical collection results or if a substantial portion of the contract is not due within 12 months after delivery of the product.  The Company analyzes each contract for proper revenue recognition based on that contracts facts and circumstances.  Interest is recorded upon receipt to other income on the statements of operations.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company held no cash equivalents at December 31, 2011 or 2010.

Accounts Receivable / Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount. Accounts receivable include regular customer receivables and amounts from financed contracts coming due within 12 months. Amounts from financed contracts due beyond 12 months are recorded as "Long-term accounts receivable – financed contracts".  Interest is recorded upon receipt to other income on the statements of operations. An allowance for doubtful accounts is recorded when the Company believes the amounts may not be collected. Management believes that receivables, net of the allowance for doubtful accounts, are fully collectible. While the ultimate result may differ, management believes that any write-off not allowed for will not have a material impact on the Company's financial position.

Inventory

Inventory is comprised of finished goods and is stated at the lower of cost or market. The average cost method is used to value inventory. Inventory is reviewed annually for the lower of cost or market and obsolescence. Any material cost found to be above market value or considered obsolete is written down accordingly. The Company had no obsolescence reserve at December 31, 2011 and 2010.

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

Intangible Asset

The Company has a patent number 5,957,776 relating to its table game management system. Expenses incurred in obtaining this patent are carried at cost and are being amortized over seventeen years using the straight-line method. Total patent costs were $23,472. The amortization expense was $1,364 and $1,365 for the years ended December 31, 2011 and 2010, respectively. Future amortization is $1,365 for each of the years ending 2012 through 2015 and $1,637 for the year ending 2016.

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

The Company accounts for income taxes pursuant to Financial Accounting Standards Board guidance. This guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than not (a greater than 50 percent likelihood of being realized) to be sustained upon examination by taxing authorities. The Company believes its income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves, or related accruals for interest and penalties have been recorded at December 31, 2011 and 2010. In accordance with the guidance, the Company has adopted a policy under which, if required to be recognized in the future, interest and penalties related to the underpayment of income taxes will be classified in operating expenses in the statements of operations. The Company has three open years of tax returns subject to examination.

Research and Development

Expenditures for research and product development costs are expensed as incurred. Research and development expenses was $149,265 and $184,035 for the years ended December 31, 2011 and 2010, and is included in selling, general and administrative expenses on the statements of operations.

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

	2011	2010
Dividend yield	N/A	None
Expected volatility	N/A	148.75%
Expected life of option	N/A	30 months
Risk-free interest rate	N/A	1.10%
Forfeiture rate	N/A	None
Weighted average fair value of options granted	N/A	$1.03

There were no stock options issued during 2011. The stock option plan expired on May 16, 2011.

Since the Company has only declared dividends once in the past, the dividend yield used was zero. Expected volatility is based on a simple average of the stock price. The expected life of the options is determined using a simplified method, computed as the average of the option vesting periods and the contractual term of the option, as the Company does not have sufficient historical data to estimate the expected term of share-based awards. The risk-free interest rate for the expected term of the stock options was based on the U.S. Treasury yield curve in effect at the time of the grant. Since the Company’s outstanding stock options have historically been exercised prior to expiration, the forfeiture rate used was zero.

Stock-based compensation expense related to options was $0 and $72,100 for the years ended December 31, 2011 and 2010, respectively. The Company estimates the amount of future stock-based compensation expense related to outstanding options to be $0.

Segment Reporting

The Company operates as one reporting segment.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and items defined as other comprehensive income (loss). Items defined as other comprehensive income (loss) include such items as foreign currency translation adjustments and unrealized gains (losses) on certain marketable securities. For the year ended December 31, 2011 and 2010, the Company had no items defined as other comprehensive income (loss).

Basic and Diluted Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) by the weighted average shares outstanding during the reporting period. Diluted earnings per share is computed similar to basic earnings per share except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options or warrants, if dilutive. The number of additional shares is calculated by assuming that outstanding stock options or warrants were exercised and that the proceeds from the exercise were used to acquire shares of common stock at the average market price during the reporting period. (See Note 8)

Recent Accounting Pronouncements

In October 2009, the FASB issued an update to existing guidance on revenue recognition for arrangements with multiple deliverables and deliverables that include software elements effective for fiscal years beginning on or after June 15, 2010.  This update will allow companies to allocate consideration received for qualified separate deliverables using estimated selling price for both delivered and undelivered items when vendor-specific objective evidence or third-party evidence is unavailable.  Additional disclosures discussing the nature of multiple element arrangements, the types of deliverables under the arrangements, the general timing of their delivery, and significant factors and estimates used to determine estimated selling prices are required. The Company has adopted this update for new revenue arrangements entered into or materially modified beginning January 1, 2011 and our adoption of this update did not have a material impact on our financial statements.

 NOTE 2. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following at:

	December 31, 2011	December 31, 2010

Accounts receivable under normal 30 day terms	$875,013	$554,963
Financed contracts:
Short-term	357,567	481,289
Current portion of long-term	987,501	828,170
Long-term, net of current portion	1,062,709	260,430
Total accounts receivable	3,282,790	2,124,852
Unbilled accounts receivable	-	14,195
Less allowance for doubtful accounts	(237,844)	(179,416)
Accounts receivable, net	$3,044,946	$1,959,631

The allowance for financed and trade receivable represents management’s estimate of probable losses in our trade and financed receivables as of the date of the financial statements. The allowance provides for probable losses that have been identified with specific customer relationships and for probable losses believed to be inherent of the trade and financed receivables but have not been specifically identified.

Included in Accounts receivable - Financed contracts at December 31, 2011 and 2010 is $2,050,210 and $1,088,600 with an offset to deferred revenues on the balance sheet of $1,228,629 and $0 at December 31, 2011 and 2010.

A roll-forward of the Company’s allowance for doubtful accounts for the years ended is as follows:

	December 31, 2011	December 31, 2010
Accounts receivable allowance, beginning of year	$179,416	$182,054
Provision adjustment during period	58,428	3,247
Write-off of bad debt	-	(5,885)
Accounts receivable allowance, end of year	$237,844	$179,416

The allowance for doubtful accounts is $237,844 for the trade receivables and $0 for the financed contracts.

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at:

	December 31, 2011	December 31, 2010
Office equipment	$26,990	$26,990
Vehicles	77,374	44,654
	104,364	71,644
Less: accumulated depreciation	(49,758)	(30,003)
Property and equipment, net	$54,606	$41,641

Rental Equipment	$90,044	$64,546
Less: accumulated depreciation	(25,261)	(3,332)
Systems under rental program, net	$64,783	$61,214

Depreciation expense totaled $41,684 and $23,115 for the years ended December 31, 2011 and 2010, respectively.

NOTE 4. LONG-TERM DEBT

The Company entered into a $32,720 term note agreement with Nissan Motor Acceptance Company in September 2011. The note is payable in monthly installments of $909 and is non-interest bearing. The note is secured by the vehicle. The note expires in September 2014. The outstanding balance of the note was $29,994 at December 31, 2011.

Future maturities of long-term debt are as follows for the years ending December 31:

2012	$10,907
2013	10,907
2014	8,180
Total	$29,994

NOTE 5. OPERATING LEASES

Effective January 1, 2011, the Company has a five-year lease on new corporate office space in Minnetonka, Minnesota, which expires in July 2016. This lease has rent escalations from $2,727 to $3,103 per month, excluding operating expenses. Future minimum lease payments are as follows:

2012	$32,723
2013	34,447
2014	35,376
2015	36,305
2016	21,719
Total	$160,570

Rent expense was $57,305 and $49,010 in 2011 and 2010, respectively.

NOTE 6. STOCKHOLDERS’ EQUITY

Common Stock

In January 2010, the Company amended its articles of incorporation to increase the number of authorized shares to 25,000,000.

In April 2011, the Company issued 37,000 shares of common stock to directors at $1.50 per share for a total director compensation expense of $55,500. The expense is for services rendered during the period from April 2011 through March 2012, with $49,500 total expense in 2011.

In July 2011, the Company issued 36,000 shares of common stock to directors at $1.00 for a total director compensation expense of $36,000. The expense is for services rendered during the period from July 2011 through June 2012, with $18,000 total expense in 2011.

In July 2011, the Company issued 45,000 shares of common stock to employees at $1.00 per share for a total compensation expense of $45,000 total expense in 2011.

In April 2010, the Company issued 67,571 shares, at $1.75 per share for a total cost of $118,249 to the Board of Directors for annual compensation for the period from April 1, 2010 to March 31, 2011. A total of $ 23,625 and $94,624 was recognized as stock compensation expense for the years ended December 31, 2011 and 2010 respectively.

In July 2010, the Company recorded 25,000 shares, at $2.45 per share for a total cost of $61,250 to the investor relations firm per contract for the period from May 2010 to April 2011. A total of $ 20,416 and $40,834 was recognized as professional fees: shareholder relations for the years ended December 31, 2011 and 2010 respectively.

As of December 31, 2011, the Company holds 1,000 common stock shares in treasury at a total cost of $1,422 for future employee issuances under the bonus program which was part of the 2009 repurchase of shares.

Stock Options

In October 2001, the Company implemented an Employee Stock Incentive Plan, which was approved by the shareholders at the annual meeting held in September 2001. This plan provides for the issuance of options to employees to purchase shares of the Company’s common stock at an exercise price at least equal to the fair value of the Company’s common stock at the grant date. Options may be exercisable for a period of up to six years from the date of grant. The Company has reserved 1,000,000 shares of its common stock for potential issuance under this plan. Due to expiration of the plan, there are no stock options available for grants.

In November 2010, the Company issued 70,000 fully vested five-year employee stock options with an exercise price of $1.75 per share.

The following is a summary of all activity involving options for the years ended December 31:

	Outstanding	Weighted Average		Aggregate
	and Exercisable Options	Exercise Price	Remaining Term	Intrinsic Value
Balance, December 31, 2009	337,500	$0.125	1

Granted	70,000
Exercised	(337,500)
Cancelled	- 0 -

Balance, December 31, 2010	70,000	$1.750	5	$17,500

Granted	- 0 -
Exercised	- 0 -
Cancelled	- 0 -

Balance, December 31, 2011	70,000	$1.750	4	$-

The aggregate intrinsic value in the table represents the difference between the closing stock price on December 31, 2011 and 2010 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on December 31, 2011 and 2010. Total fair value of options vested during the years ended December 31, 2011 and 2010 was $0 and $72,100, respectively.

The Company issues new shares when stock options are exercised.

NOTE 7. INCOME TAXES

The income tax provision (benefit) consists of the following for the years ended December 31:

	2011	2010
Current tax expense (benefit)	$(173,578)	$1,000
Deferred tax expense (benefit)	(55,594)	21,700
Total income tax expense (benefit)	$(229,172)	$22,700

The reconciliation between expected federal income tax rates and the Company’s effective federal tax rates is as follows:

	2011		2010
	Amount	Percent	Amount	Percent
Expected federal tax	$(221,672)	(34.0)%	$49,900	34.0%
Permanent timing differences	9,200	1.4%	29,900	20.4%
Reduction in deferred tax liability for inventory	0	0.0%	(53,500)	(36.4)%
State income tax, net of federal tax benefit	(27,900)	(4.3)%	10,800	7.4%
Other	11,200	1.8%	(14,400)	(14.2)%
Total	$(229,172)	(35.1)%	$22,700	11.2%

The following table summarizes the Company’s deferred tax assets and liabilities at December 31, 2011 and 2010:

	2011	2010
Current deferred tax asset (liabilities):
Accounts payable and accrued expenses	$28,000	$6,000
Accounts receivable	(1,262,000)	(817,000)
Allowance for doubtful accounts	91,000	71,000
Prepaid expenses	(23,000)	(57,000)
Deferred revenue	392,000	10,000
NOL - federal	194,053	147,459
Net current deferred tax liability	(579,947)	(639,541)
Long-term deferred tax asset (liability):
NOL - State	30,000	20,000
Book - Tax depreciation	(16,000)	(2,000)
Net long-term deferred tax asset (liability)	14,000	18,000
Net deferred tax liability	$(565,947)	$(621,541)

The net federal operating loss carryforward at December 31, 2011 was approximately $568,000 expiring in 2031 and the state net operating loss carryforward is approximately $698,000 which starts expiring in 2025. An allowance for net operating loss carryforward is recorded when the Company believes the amount may not be collected or fully utilized. Management believes the net operating loss carryforward, net of the allowance, is fully collectible or fully utilized. Management believes that any write-off not allowed for will not have a material impact on the Company’s financial position.

NOTE 8. EARNINGS PER SHARE

Earnings per share is computed under two different methods, basic and diluted, and is presented for all periods in which statements of operations are presented. Basic earnings per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding.

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for years ended December 31, 2011 and 2010:

	2011	2010
Basic earnings (loss) per share calculation:
Net income (loss) to common stockholders	$(422,957)	$124,123
Weighted average number of common shares outstanding	4,652,382	4,281,523
Basic net income (loss) per share	$(0.09)	$0.03

Diluted earnings (loss) per share calculation:
Net income (loss)	$(422,957)	$124,123
Weighted average number of common shares outstanding	4,652,382	4,281,523

Common stock equivalents:
Stock options	(1)	(1)
Weighted average diluted shares outstanding	4,652,382	4,281,523
Diluted net income (loss) per share	$(0.09)	$0.03

Stock options outstanding of (1) 70,000 were not included in the calculation as they would have been anti-dilutive.

NOTE 9. GEOGRAPHIC CONCENTRATIONS

The Company sells its technologies and services to casinos in the United States, the Caribbean and countries in both Central and South America. For 2011 and 2010, 85% and 93% of the Company’s revenues were from the United States, 8% and 0% from the Caribbean, 5% and 6% from Central America, and 2% and 1% from South America, respectively.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A.	Controls and Procedures.

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

As of December 31, 2011, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of December 31, 2011.

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

Management has concluded that our internal control over financial reporting was effective as of December 31, 2011.

CHANGES IN INTERNAL CONTROLS

In our Annual Report on Form 10-K for the year ended December 31, 2010 (and in subsequent quarterly reports), we identified certain material weaknesses in internal control over financial reporting relating to our accounting policies and procedures, Board of Director financial oversight, lack of segregation of duties, financial close and reporting and internal financial expertise. In light of such weaknesses, management implemented changes to our internal control over financial reporting during 2011 to help improve the Company’s control structure, including:

•	increased involvement of our Board of Directors, Audit Committee and senior management in the oversight of our internal controls and the financial reporting process;

•	the re-allocation of duties, facilitated by the hiring of our Chief Financial Officer, to provide for greater segregation;

•	the offices of President and Chief Executive Officer have been split between two persons and are now reviewing the work of the Chief Financial Officer; and

•	the specific involvement of the Audit Committee in quarterly reviews of significant processes and accounts.

In May 2010, the Company engaged Milo Belle Consultants LLC (now known as Adams Gabbert), who provided an assessment of the SOX 404 work for the fiscal year 2011 and issued a Compliance Project Year End Summary Report which indicated the remediation was completed for the items which constituted a material weakness for 2010.

Our efforts to remediate the material weaknesses identified in our Annual Report on Form 10-K for the year ended December 31, 2010, and to enhance our overall control environment, have been regularly reviewed with, and monitored by, our Audit Committee. We believe the remediation measures described above have (i) been successful in correcting and remediating the material weaknesses earlier identified and (ii) strengthened and enhanced our internal control over financial reporting.

Except as discussed above, there has been no change in our internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

MANAGEMENT

The executive officers and directors of the Company, with a brief description, are as follows:

Glenn Goulet	53	CEO, Director

Mr. Goulet became the Chief Executive Officer in July 2011 after serving as the Executive Vice President for Sales and Marketing since August 2010. Prior to joining Table Trac he served in management positions at both GTECH and INTRALOT, two leading gaming system technology providers with worldwide operations. From 2000 to 2005 he served as Senior Vice President at Multimedia Games, a leading game manufacturer and casino management system provider. In June 2005, Mr. Goulet founded Gaming Strategies + Insights, LLC, a market research firm focused on the gaming industry. He began his career as a market researcher with ABC News, the Republican National Committee and Market Strategies, a leading political polling firm.

Mr. Goulet has been a director at Table Trac from December 2009 to August 2010 and since December 2011.

Chad B. Hoehne	50	President, Director

Mr. Hoehne is the President and founder of the Company. He has a B.S. degree in Business Administration, Finance and computer minor from Minnesota State University. Mr. Hoehne founded Table Trac, Inc. in 1994 after working nine years for a successful Minneapolis electronics manufacturer and software company.

Mr. Hoehne has been on our board since the Company’s founding.

Brian Hinchley	46	CFO

Mr. Hinchley is the Chief Financial Officer of the Company. He has a B.A. degree in Business Administration/Accounting from the University of St. Thomas in St. Paul, Minnesota. Prior to joining Table Trac, Mr. Hinchley was the Chief Financial Officer from September 1998 to May 2001 of two privately owned international software companies, Intercim, LLC and WorkWise, Inc. Mr. Hinchley also served in accounting roles for Griffin Companies (a commercial real estate company) from May 1992 to August 1998.

Mr. Hinchley has been an employee at Table Trac since May 2011.

Robert R. Siqveland	67	Corporate Secretary

Mr. Siqveland is employed by Table Trac, Inc. as Executive Assistant. Mr. Siqveland has served as Corporate Secretary on the Board of Directors since 1999. Prior to joining Table Trac, Mr. Siqveland was an investment advisor with Summit Investment and venture capitalist with Property Growth Company for 25 years, providing “seed capital” and management to over 30 companies.

Mr. Siqveland has been a director at Table Trac since 1999.

Steven A. Browne	55	Director, Chairman of the Board, Chair of the Compensation Committee

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

Mr. Browne has been a director at Table Trac since December 2010.

Louis Fornetti	62	Director, Chair of the Audit Committee

Mr. Fornetti has many years of experience in finance and corporate governance. Mr. Fornetti has served on the Board of Directors of Saxon Mortgage Corporation (NYSE) (2005-2006), Americal Medical Security (NYSE) (2003-2004), Stockwalk Corporation (NASD) (2001), and American Express Financial Advisors (1988-1995). Mr. Fornetti has also served on the Board of Directors of Othnet, Inc. (a private software development corporation) and IPool Corporation (a private consumer advocacy corporation). From 2004 to present, Mr. Fornetti has been a business advisor and consultant. His prior work experience includes service as the Executive Vice President and Chief Financial Officer off RBC Dain Rauscher (1995-1997), Senior Vice President and Chief Financial Officer of American Express Financial Advisors (1992-1995), corporate controller of American Express Financial Advisors (1985-1992), Vice President and Corporate Controller of St. Paul Travelers (f/k/a The St. Paul Companies, Inc.) (1979-1985), and audit manager at KPMG (Peat Marwick) (1972-1979). Mr. Fornetti received his B.A. from Northern Michigan and a CPA certificate from the State of Minnesota in 1974.

Mr. Fornetti has been a director at Table Trac since June 2011.

Gary Loebig	63	Director,

Gary Loebig has over 27 years of experience in Class II and Class III gaming. Mr. Loebig is the Principal and a Founder of GLL Consulting, a consulting services company specializing in sales, Marketing and product development and regulatory matters for Class II, Class III, Lottery, Charitable, and Commercial Gaming market segments. Mr. Loebig currently works with Multimedia Games as a consultant, which consulting relationship has been in place since 2008. From 1998 – 2008, Mr. Loebig served in various positions with Multimedia Games, including Executive Vice President – Sales and Interim Chief Executive Officer, on a variety of issues including Class II business strategies and new business development. Mr. Loebig has also held executive management positions at Stuart Entertainment, Inc. (NASDAQ), where he served as that corporation’s Senior Vice President – Market and Product Development, and at Directory Service Company (a private printing, publishing and advertising corporation), where he served as Vice President – Sales and Marketing. Mr. Loebig has a BBA and MBA degree from the University of Iowa.

Mr. Loebig has been a director at Table Trac since June 2011.

When considering whether directors and nominees have the experience, qualifications, attributes and skills to enable the Board of Directors to satisfy its oversight responsibilities effectively in light of the Company’s business and structure, the Board of Directors focuses primarily on the industry and transactional experience, and other background, in addition to any unique skills or attributes associated with a director. With regard to Mr. Goulet, the Board of Directors considered his position as Chief Executive Officer along with his experience and industry knowledge. As for Mr. Hoehne, the Company’s founder and chief technology architect of the Company’s technology products and overall system architecture, his technical expertise and knowledge represents a significant asset in terms of positioning the products for the future. With regard to Mr. Fornetti, the Board of Directors considered his extensive background in corporate governance and finance. With regard to Mr. Loebig, the Board of Directors considered his demonstrated leadership and past experience as a Chief Executive Officer and senior executive in the gaming industry for a publicly-traded company; along with his regulatory experience as it relates to gaming matters. Finally, with regard to Mr. Browne, the Board of Directors considered his extensive experience in the gaming industry in general and his skills at helping businesses develop a more customer-focused enterprise.

The directors of the Company are elected annually by the stockholders for a term of one year or until their successors are elected and qualified. The board held quarterly conference calls to review the financials and had calls more often as needed to deal with any and all issues as they came up during the year. The board officially meets once a year following the annual stockholders meeting.

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

AUDIT COMMITTEE FINANCIAL EXPERT

The Board of Directors has determined that at least one member of the Audit Committee, Mr. Louis Fornetti, is an “audit committee financial expert” as that term is defined in Regulation S-K promulgated under the Exchange Act. Mr. Fornetti’s relevant experience is detailed above. As noted above, Mr. Fornetti qualifies as an “independent director,” as such term is defined in Section 5605(a)(2) of the Nasdaq Listing Rules, and meets the criteria for independence set forth in Rule 10A-3(b)(1) under the Exchange Act. The Board of Directors has determined each member of the Audit Committee is able to read and understand fundamental financial statements and that at least one member of the Audit Committee has past experience in finance or accounting matters.

CODE OF ETHICS

We have adopted a Code of Ethics that governs the conduct of our officers, directors and employees in order to promote honesty, integrity, loyalty and the accuracy of our financial statements. You may obtain a copy of the Code of Ethics without charge by writing us and requesting a copy, attention: Brian Hinchley, 6101 Baker Road, Suite 206, Minnetonka, Minnesota 55345. You may also request a copy by calling us at (952) 548-8877.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers, directors and persons considered to be beneficial owners of more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission and Nasdaq. Officers, directors and greater-than-ten-percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company by its officers and directors, or the Company’s actual knowledge of transactions involving such officers and directors, the Company believes that all such filings were filed on a timely basis for fiscal year 2011.

Item 11.	EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth the cash and non-cash compensation for awarded to or earned by: (i) each individual who served as the principal executive officer and principal financial officer of Table Trac during the year ended December 31, 2011; and (ii) each other individual that served as an executive officer of Table Trac at the conclusion of the year ended December 31, 2011 and who received more than $100,000 in the form of salary and bonus during such fiscal year. For purposes of this report, these individuals are collectively the “named executives” of the Company.

Name and Principal Position			Salary	Stock Awards		Stock Option Awards	Total
Chad Hoehne,	2011		$268,087	$-		$—	$268,087
President	2010		$332,215	-		—	$332,215
Glenn Goulet, CEO	2011		$121,369	$25,000	(1)	$—	$146,369
	2010	(2)	—	—		—	—

(1) Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 with respect to a stock grant to the named executive for services during the year indicated.

(2) Mr. Goulet was not an executive officer during 2010.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The Company had no stock awards outstanding at December 31, 2011 for any named executives. The following table sets forth information for options outstanding at December 31, 2011 for our named executives.

OPTION AWARDS
Name	Number of Securities underlying unexercised options (#) exercisable	Number of Securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Glenn Goulet	50,000	0	0	$1.75	Nov-2016

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

COMPENSATION OF DIRECTORS

Name		Compensation	Other Annual Compensation	Stock Option Awards	Total
Chad Hoehne	2011	$-	$-	$-	$-
Bob Siqveland (1)	2011	-	-	-	-
Glenn Goulet (2)	2011	-	-	-	-
Michael Connolly (3)	2011	11,500	31,500	-	43,000
Steven Browne (4)	2011	9,000	24,000	-	33,000
Louis Fornetti (5)	2011	10,500	21,000	-	31,500
Gary Loebig (6)	2011	7,500	15,000	-	22,500

(1)	Mr. Siqveland resigned from the Board of Directors on December 8, 2011.
(2)	Mr. Goulet joined the Board of Directors on December 8, 2011.

(3) Mr. Connolly resigned from the Board of Directors on June 15, 2011.

(4) Mr. Browne joined the Board of Directors on December 16, 2010.

(5) Mr. Fornetti joined the Board of Directors on June 15, 2011.

(6) Mr. Loebig joined the Board of Directors on June 15, 2011.

Company directors are compensated on an annual award approved by the board plus expenses; until the annual award is approved, directors are paid $1,000 per meeting.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

As of the close of business on March 29, 2012, we had outstanding one class of voting securities—common stock—of which there were 4,704,305 shares issued and outstanding. Each share of common stock is currently entitled to one vote on all matters put to a vote of our shareholders. The following table sets forth the number of common shares, and percentage of outstanding common shares, beneficially owned as of March 29, 2012, by:

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

	Common	Percentage
	Shares	of
	Beneficially	Common
Name and Address	Owned (1)	Shares (1)
Chad Hoehne (2)	1,306,100	27.76%
Robert Siqveland (3)	205,500	4.37%
Glenn Goulet (4)	100,571	2.14%
Brian Hinchley (5)	10,000	*
Steve A. Browne, Director (6)	16,000	*
Louis Fornetti, Director (7)	21,000	*
Gary Loebig, Director (8)	15,000	*
All directors and officers as a group (9)	1,674,171	35.59%
Doucet Capital, LLC (10)
2204 Lakeshore Drive, Suite 218
Birmingham, AL 35209	417,335	9.10%

* denotes less than one percent.

(1)	Beneficial ownership is determined in accordance with the rules of the SEC, and includes general voting power and/or investment power with respect to securities. Shares of common stock issuable upon exercise of options or warrants that are currently exercisable or exercisable within 60 days of the record rate, and shares of common stock issuable upon conversion of other securities currently convertible or convertible within 60 days, are deemed outstanding for computing the beneficial ownership percentage of the person holding such securities but are not deemed outstanding for computing the beneficial ownership percentage of any other person. Under the applicable SEC rules, each person’s beneficial ownership is calculated by dividing the total number of shares with respect to which they possess beneficial ownership by the total number of outstanding shares of the Company. In any case where an individual has beneficial ownership over securities that are not outstanding, but are issuable upon the exercise of options or warrants or similar rights within the next 60 days, that same number of shares is added to the denominator in the calculation described above. Because the calculation of each person’s beneficial ownership set forth in the “Percentage of Common Shares” column of the table may include shares that are not presently outstanding, the sum total of the percentages set forth in such column may exceed 100%.

(2)	Mr. Hoehne is the President and a director of the Company.

(3)	Mr. Siqveland is an officer of the Company and has served as a director.

(4)	Mr. Goulet is the Chief Executive Officer and a director of the Company. Shares listed in the table include 50,000 shares issuable upon the exercise of an outstanding option.

(5)	Mr. Hinchley is an officer of the Company.

(6)	Mr. Browne is a director of the Company.

(7)	Mr. Fornetti is a director of the Company.

(8)	Mr. Loebig is a director of the Company.

(9)	Consists of seven persons: Messrs. Hoehne, Siqveland, Goulet, Hinchley, Browne, Fornetti and Loebig.

(10)	Share figures reflected in the table are based on a February 15, 2011 Schedule 13/G filing with the SEC, which is the Company’s most recent and best available information relating to Doucet Capital’s ownership of Company common stock. Based on the above-reference Schedule 13/G filing, voting and dispositive power with respect to these shares is exercised by Doucet Asset Management LLC.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

CERTAIN RELATIONSHIPS AND TRANSACTIONS

None.

DIRECTOR INDEPENDENCE

The Company does not have a standing nominating committee. Instead, the entire Board of Directors shares the responsibility of identifying potential director-nominees to serve on the Board of Directors.

The Board of Directors does have a standing Compensation Committee and Audit Committee. The Compensation Committee is composed of Messrs. Browne, Fornetti and Loebig (with Mr. Browne serving as chairperson) . The Audit Committee is composed of Messrs. Fornetti, Browne and Loebig (with Mr. Fornetti serving as chairperson) .. The Board of Directors has determined that Messrs. Browne, Fornetti and Loebig are “independent,” as such term is defined in Section 5605(a)(2) of the Nasdaq Listing Rules, and meets the criteria for independence set forth in Rule 10A-3(b)(1) under the Exchange Act. The preceding disclosure respecting director independence is required under applicable SEC rules. However, as a corporation whose shares are listed for trading on the OTCQB, the Company is not required to have any independent directors at all on its Board of Directors, or any independent directors serving on any particular committees of the Board of Directors.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm, Baker Tilly Virchow Krause, LLP, billed for the following services:

	2011	2010
Audit fees, including quarterly review of Form 10-Q	$46,585	$27,540
Tax fees	-	-
Audit-related fees	-	-
	$46,585	$27,540

The audit fees consisted of fees for the annual audit of the Company’s financial statements and the reviews of financial statements in quarterly reports on Form 10-Q.

During 2010, the shareholders voted two additional board members and the Company now has an audit committee composed of three independent directors. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. All services provided by the independent auditors during 2011 and 2010 have been approved by the Audit Committee or Board of Directors.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

FINANCIAL STATEMENTS

Included herein at Part II, Item 8, are the Financial Statements and the Report of the Independent Registered Public Accounting Firm.

EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation, filed with the Nevada Secretary of State on June 2, 1995 (incorporated by reference to Exhibit 3 to the registrant’s registration statement on Form 10SB-12G filed on December 6, 1999).
3.2	Amendment to Articles of Incorporation, filed with the Nevada Secretary of State on January 26, 2010 (incorporated by reference to Exhibit 3.2 to the registrant’s annual report on Form 10-K filed on March 31, 2011).
3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to the registrant’s annual report on Form 10-K filed on March 31, 2011).
31.1	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
31.2	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
32	Certification pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 2012

TABLE TRAC, INC.

/s/ Glenn Goulet
Glenn Goulet, Chief Executive Officer

/s/ Brian Hinchley
Brian Hinchley, Chief Financial Officer

DIRECTORS:

/s/ Steve Browne
Steve Browne, Director

/s/ Louis Fornetti
Louis Fornetti, Director

/s/ Gary Loebig
Gary Loebig, Director

/s/ Glenn Goulet
Glenn Goulet, Director

/s/ Chad B. Hoehne
Chad B. Hoehne, Director

