Form 10-Q
period 2012-03-31
TABLE TRAC INC
filed 2012-05-11
CIK 1090396

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐No ☒

As of May 11, 2012, the registrant had outstanding 4,704,305 shares of common stock, $.001 par value per share.

Table Trac, Inc.

Index

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures About Market Risk	14

Item 4. Controls and Procedures	14

PART II. OTHER INFORMATION
Item 6. Exhibits	15

SIGNATURES	15

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TABLE TRAC, INC.

CONTENTS

Page

CONDENSED FINANCIAL STATEMENTS

Condensed Balance Sheets	3

Condensed Statements of Operations	4

Condensed Statements of Cash Flows	5

Notes to Condensed Financial Statements	6

TABLE TRAC, INC.

CONDENSED BALANCE SHEETS (Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
CURRENT ASSETS
Cash	$966,588	$834,665
Accounts receivable, net of allowance for doubtful accounts of $237,844 at March 31, 2012 and December 31, 2011	1,760,173	1,982,237
Inventory	173,428	150,593
Prepaid expenses	105,684	61,544
Other current assets	15,988	18,296
Income taxes receivable	76,838	74,683
TOTAL CURRENT ASSETS	3,098,699	3,122,018

LONG-TERM ASSETS
Patent, net	6,755	7,097
Property and equipment, net	47,622	54,606
System under rental program, net	57,280	64,783
Other long term assets	274,482	258,522
Deferred tax asset	19,000	14,000
Long-term accounts receivable – financed contracts	1,030,892	1,062,709
TOTAL LONG-TERM ASSETS	1,436,031	1,461,717
TOTAL ASSETS	$4,534,730	$4,583,735

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$186,838	$135,456
Payroll liabilities	57,377	27,359
Current portion of note payable	10,907	10,907
Deferred revenue - short term	17,900	45,600
Deferred tax liability	531,947	579,947
TOTAL CURRENT LIABILITIES	804,969	799,269

LONG-TERM LIABILITIES
Note payable, net of current portion	16,360	19,087
Deferred revenue - long term	1,273,806	1,228,629
TOTAL LIABILITIES	2,095,135	2,046,985

STOCKHOLDERS' EQUITY
Common stock, 0.001 par value; 25,000,000 shares authorized: 4,704,305 shares issued and outstanding at March 31, 2012 and December 31, 2011	4,704	4,704
Additional paid-in capital	1,818,613	1,818,613
Retained earnings	617,700	714,855
	2,441,017	2,538,172
Treasury stock, 1,000 shares (at cost) at March 31, 2012 and December 31, 2011	(1,422)	(1,422)
TOTAL STOCKHOLDERS’ EQUITY	2,439,595	2,536,750

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,534,730	$4,583,735

See notes to condensed financial statements.

TABLE TRAC, INC.

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2012	2011

Revenues	$795,488	$321,351
Cost of sales	154,940	95,352
Gross profit	640,548	225,999
Operating Expenses:
Selling, general and administrative	816,177	630,271
Loss from operations	(175,629)	(404,272)
Interest income	25,474	23,040
Loss before taxes	(150,155)	(381,232)
Income tax benefit	(53,000)	(141,000)
Net loss	$(97,155)	$(240,232)

Basic loss per common share	$(0.02)	$(0.05)

Weighted-average basic shares outstanding	4,704,305	4,586,305

Diluted loss per common share	$(0.02)	$(0.05)

Weighted-average diluted shares outstanding	4,704,305	4,586,305

See notes to condensed financial statements.

TABLE TRAC, INC.

CONDENSED STATEMENTS OF CASH FLOW (Unaudited)

	For the Three Months Ended March 31,
	2012	2011

OPERATING ACTIVITIES
Net loss	$(97,155)	$(240,232)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,829	7,826
Allowance for other current assets	0	4,815
Deferred income taxes	(53,000)	(195,000)
Stock compensation expense	0	23,625
Stock issued for future services	15,000	15,312
Changes in operating assets and liabilities:
Accounts receivable	253,881	311,711
Inventory	(22,835)	(130,430)
Prepaid expenses and other assets	(72,792)	22,065
Accounts payable and accrued expenses	51,382	52,514
Payroll liabilities	30,018	0
Deferred revenue	17,477	97,725
Income taxes receivable / payable	(2,155)	251,671
Net cash provided by operating activities	134,650	221,602
FINANCING ACTIVITIES
Payments on note payable	(2,727)	0
Net cash used in financing activities	(2,727)	0
NET INCREASE IN CASH	131,923	221,602
CASH
Beginning of period	834,665	935,301
End of period	$966,588	$1,156,903

Cash received from (paid for) income taxes	$(2,155)	$251,671

See notes to condensed financial statements.

TABLE TRAC, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Nature of Business and Summary of Significant Accounting Policies –

Basis of Presentation

The accompanying unaudited condensed financial statements of Table Trac have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of March 31, 2012 and the statements of operations and cash flows for the three months ended March 31, 2012 and 2011 are unaudited but include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Table Trac Annual Report on Form 10-K for the year ended December 31, 2011.

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

Rental revenue

The Company offers certain new customers a rental contract.  Revenues are billed monthly based on a per-game per-day basis.  There is an option to purchase the system after the rental agreement at a pre-determined residual value.

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

Major Customers

The following table summarizes significant customer information for the three months ended March 31, 2012 and 2011:

	For the Three Months Ended March 31
	2012		2011
	% Sales	% AR	% Sales	% AR
A	7.8%	1.3%	16.6%	23.7%
B	4.7%	0.7%	15.5%	1.6%
C	4.4%	7.7%	11.5%	14.3%
D	4.1%	4.0%	10.2%	2.1%
E	3.7%	4.2%	9.5%	11.1%
F	2.0%	5.0%	5.1%	25.9%
G	7.8%	19.2%	0.0%	0.0%
H	21.6%	35.1%	0.0%	0.0%
I	22.8%	4.7%	0.0%	0.0%
J	0.9%	6.4%	2.0%	11.0%
All Others	20.2%	11.7%	29.6%	10.3%
Total	100.0%	100.0%	100.0%	100.0%

Inventory

Inventory, comprised of finished goods is stated at the lower of cost or market. The average cost method is used to value inventory. Inventory is reviewed annually for the lower of cost or market and obsolescence. Any material cost found to be above market value or considered obsolete is written down accordingly. The Company had no obsolescence reserve at March 31, 2012 and December 31, 2011.

Research and Development

The Company expenses all costs related to research and development as incurred. Research and development expense was $152,906 and $43,495 for the three months ended March 31, 2012 and 2011, and is included in selling, general and administrative expenses on the statements of operations.

Deferred System Sales Costs

Deferred system sales costs consist of installed system costs incurred on participation-based contracts. These costs are recognized on a straight-line basis over the term of the contract which is generally 60 months beginning when revenues are generated. At the end of the contract period, the customer will typically receive title to the system.

2.	Accounts Receivable –

Accounts receivable consisted of the following at March 31, 2012 and December 31, 2011

	March 31,	December 31,
	2012	2011

Accounts receivable under normal 30 day terms	$991,756	$875,013
Financed contracts:
Short-term	0	357,567
Current portion of long-term	1,006,261	987,501
Long-term, net of current portion	1,030,892	1,062,709
Total accounts receivable	3,028,909	3,282,790
Less allowance for doubtful accounts	(237,844)	(237,844)
Accounts receivable, net	$2,791,065	$3,044,946

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

Included in Accounts receivable – Financed contracts at March 31, 2012 and December 31, 2011 is $2,037,153 and $2,050,210 with an offset to deferred revenues on the balance sheet of $1,273,806 and $1,228,629 at March 31, 2012 and December 31, 2011.

A roll-forward of the Company’s allowance for doubtful accounts is as follows:

	March 31,	December 31,
	2012	2011
Accounts receivable allowance, beginning of period	$237,844	$179,416
Provision adjustment during period	0	58,428
Accounts receivable allowance, end of period	$237,844	$237,844

The allowance for doubtful accounts is $237,844 for the trade receivables and $0 for the financed contracts at March 31, 2012 and December 31, 2011.

3.	Stockholders’ Equity –

In April 2011, the Company issued 37,000 shares, at $1.50 per share for a total cost of $55,500 to the Board of Directors for annual compensation for the period from April 1, 2011 to March 31, 2012. A total of $6,000 was recognized as stock compensation expense for the three months ended March 31, 2012, which was one fourth of the annual stock award for a director.  In July 2011, the Company issued 36,000 shares, at $1.00 per share for a total cost of $36,000 to the Board of Directors for annual compensation for the period from July 1, 2011 to June 30, 2012. A total of $9,000 was recognized as stock compensation expense for the three months ended March 31, 2012, which was one fourth of the annual stock award for the directors.   The total including previously issued stock vesting in the three-month period ended March 31, 2012 was $15,000.

As of March 31, 2012, the Company holds 1,000 common stock shares in treasury at a total cost of $1,422 for future employee incentives under the bonus program which was part of the 2009 repurchase of shares.

4.	Income Tax –

The Company accounts for income taxes by following the asset and liability approach to accounting for income taxes. Deferred tax assets and liabilities represent the future tax consequences of the differences between the financial statement carrying amounts of assets and liabilities versus the tax basis of assets and liabilities. Under this method, deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards. Deferred tax liabilities are recognized for taxable temporary differences. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The impact of the tax rate changes on deferred tax assets and liabilities is recognized in the year that the change is enacted. The federal net operating loss carryforward at March 31, 2012 was approximately $624,000 expiring in 2031 and the state net operating loss carryforward is approximately $754,000 which starts expiring in 2025. An allowance for net operating loss carryforward is recorded when the Company believes the amount may not be collected. Management believes the net operating loss carryforward, net of the allowance, is fully collectible. Management believes that any write-off not allowed for will not have a material impact on the Company's financial position.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Based on its evaluation, it has concluded that there are no significant unrecognized tax positions. The Company’s evaluation was performed for the tax years ended December 31, 2008 through 2011, the tax years that remain subject to examination by major tax jurisdictions as of March 31, 2012. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to its financial results. In accordance with current guidance, the Company classifies interest and penalties as income tax expense is incurred.

5.	Earnings (Loss) Per Share –

The Company computes earnings (loss) per share under two different methods, basic and diluted, and presents per-share data for all periods in which statements of operations are presented. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding.

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Basic earnings per share calculation:
Net loss to common stockholders	$(97,155)	$(240,232)
Weighted average number of common shares outstanding	4,704,305	4,586,305
Basic net loss per share	$(0.02)	$(0.05)

Diluted earnings per share calculation:
Net loss	$(97,155)	$(240,232)
Weighted average number of common shares outstanding	4,704,305	4,586,305

Common stock equivalents:
Stock options	(1)	(2)
Weighted average diluted shares outstanding	4,704,305	4,586,305
Diluted net loss per share	$(0.02)	$(0.05)

Stock options outstanding of (1) 70,000 and (2) 337,500 were not included in the calculation as they would have been anti-dilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below should be read in conjunction with our audited financial statements, and notes thereto, contained in our Form 10-K filed with the SEC on March 29, 2012 relating to our year ended December 31, 2011.

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

In this first quarter 2012, Table Trac signed two new customers in two new markets in the U.S. and Caribbean; the Moapa Band of Paiute Indians outside of Las Vegas, Nevada and the Coral Casino Bonaire on the island of Bonaire in the Dutch Caribbean. Table Trac installed both of these systems in the first quarter and ended the first quarter with no systems in backlog. At the end of the first quarter there were 37 casinos using the Company’s casino management systems worldwide.

In the first quarter of 2012, the Company participated in the ICE Totally Gaming Show, the 14th Indian Gaming Marketing Conference and the California Nations Indian Gaming Association Conference.

The Company signed a dealer agreement with CountR, a worldwide company specializing in cash handling and coinless gaming kiosks for the gaming industry. The agreement allows for Table Trac to represent and distribute CountR’s cash handling kiosk product lines in numerous gaming jurisdictions in the U.S., Central and South America. The agreement also allows for Table Trac to represent and distribute CountR’s latest gaming innovation, the TiTa, a micro ticket redemption machine for casino table games. The Company expects to begin selling and placing the CountR products under this distribution agreement in the late second quarter/early third quarter.

The first quarter of 2012 has been focused on completing key technology development initiatives, including having the Company’s CasinoTrac casino management system tested by Gaming Laboratories International (GLI) and BMM Compliance, as well as creating the necessary interfaces to our new technology partners, Tipping Pont Gaming. We expect these initiatives to be completed by the end of the second quarter 2012 or early in the third quarter 2012.

Discussion of Critical Accounting Policies

There were no changes to our accounting policies for the quarter. For our existing policies, see Note 1 in our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011.

Results of Operations - Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

During the three months ended March 31, 2012, loss from operations was $175,629 compared to a loss of $404,272 for the three months ended March 31, 2011. The major components of revenues, cost of sales and selling, general and administrative expenses are discussed below.

Revenues

Revenues totaled $795,488 for the three months ended March 31, 2012 compared to $321,351 for the three months ended March 31, 2011.  The following table summarizes our revenues for the three months ended March 31, 2012 and 2011, respectively:

	Three Months Ended March 31,
	2012	2011	2012	2011
			(percent of revenues)
System sales	$416,612	$0	52.4%	0.0%
License and maintenance fees	259,802	214,639	32.6%	66.8%
Other sales	119,074	106,712	15.0%	33.2%
Total revenues	$795,488	$321,351	100.0%	100.0%

During the three months ended March 31, 2012, revenues from System sales mostly improved as a result of two new installations. Other sales, which include sales of printers, kiosk software, mailing services, and rental sales improved as a result of increased rental sales compared to the same period in 2011.

Cost of Sales

Cost of sales for the three months ended Mach 31, 2012 increased to $154,940 from $95,352 for the three months ended March 31, 2011.  The following table summarizes our cost of sales for the three months ended March 31, 2012 and 2011, respectively:

	Three Months Ended March 31,
	2012	2011	2012	2011
			(percent of revenues)
System sales	$50,032	$0	6.3%	0.0%
License and maintenance fees	34,500	34,675	4.3%	10.8%
Other sales	70,408	60,677	8.9%	18.9%
Total cost of sales	$154,940	$95,352	19.5%	29.7%

The Company's gross profit was 80% and 70% for the three months ended March 31, 2012 and 2011, respectively. This increase is primarily due to the increased system sales which have higher margins as a result of the software included in each system sale.

Selling, General and Administrative Expenses

For the three months ended March 31, 2012, selling, general and administrative expenses were $816,177 compared to $630,271 for the same period in 2011.  Our most significant changes in operating expenses from the two three-month interim periods related to research and development programming, compensation, and travel costs. A discussion of the various components of our operating expenses for the three months ended March 31, 2012 and 2011 appears below:

Research and development programming costs.  Research and development programming costs increased for the three months ended March 31, 2012 to $152,906 compared to $43,495 for the same period in 2011.  The Company incurred costs during the first quarter which were originally budgeted for the second and third quarters. With the early completion of this project, the Company will be able to market the Tipping Point interface much earlier in 2012.

Compensation costs.  Compensation expenses increased for the three months ended March 31, 2012, to $290,282 compared to $244,237 for the same period in 2011 primarily due to three additional employees and converting one development contractor to an employee.

Travel costs. Travel costs increased for the three months ended March 31, 2012, to $94,365 compared to $56,878 for the same period in 2011 primarily due to demonstrations of new products to customers and prospects.

Interest Income

For the three months ended March 31, 2012, interest income was $25,474 compared to $23,040 for 2011.  This increase is primarily related to the additional contracts financed through the Company compared to the same period in 2011.

Income Tax Benefit

The income tax benefit for the three months ended March 31, 2012 was $53,000 which was calculated at a 35% effective rate, compared to the tax benefit of $141,000 for the same period in 2011, which was calculated at a 37% effective rate.

Net Loss

The loss before taxes for the three months ended March 31, 2012 was $150,155 compared to $381,232 for same period in 2011. Net loss for the three months ended March 31, 2012 was $97,155 compared to $240,232 for the same period in 2011. The decrease in net loss is due to higher revenues offset by higher selling, general and administrative costs compared to the same period in 2011. The basic loss per share was ($.02) compared to ($.05) for the three months ended March 31, 2012 and 2011, respectively.

Backlog

The Company’s backlog generally consists of future system installations and expansion of offerings for currently installed and supported systems.

The Company has no Casino Trac System in its backlog at March 31, 2012.

The Company is currently serving gaming establishments in seven US states, as well as countries in Central and South America, as well as the Caribbean. The Company has a pipeline of opportunities and strategic partnerships that it is pursuing.

Liquidity and Capital Resources

Summary cash flow data is as follows

	For the Three Months Ended March 31,
	2012	2011

Cash flows provided by (used in):
Operating activities	$134,650	$221,602
Investing activities	-	-
Financing activities	(2,727)	-
Net increase in cash	131,923	221,602
Cash, beginning of period	834,665	935,301
Cash, end of period	$966,588	$1,156,903

At March 31, 2012, the Company had cash of $966,588 compared to cash of $1,156,903 on March 31, 2011. The decrease results mainly from an increase in accounts receivable and funding operations at a higher level.  Changes in cash flows provided by operating activities related primarily to deferred income taxes, stock compensation expense, and changes in operating assets and liabilities, including accounts receivable, inventory, income taxes receivable, deferred system sales costs, accrued payroll and related withholding liabilities and deferred revenue.

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

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of March 31, 2012.

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

As of March 31, 2012, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of March 31, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: May 11, 2012	Table Trac, Inc.
(Registrant)

	By:	/s/ Glenn Goulet
Glenn Goulet (Principal Executive Officer)

	By:	/s/ Brian Hinchley
Brian Hinchley (Principal Financial and Accounting Officer)

Page 15