Form 10-Q
period 2012-06-30
TABLE TRAC INC
filed 2012-08-13
CIK 1090396

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

As of August 13, 2012, the registrant had outstanding 4,744,305 shares of common stock, $.001 par value per share.

Table Trac, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TABLE TRAC, INC.

CONTENTS

Page

CONDENSED FINANCIAL STATEMENTS

Condensed Balance Sheets	3

Condensed Statements of Operations	4

Condensed Statements of Cash Flows	5

Notes to Condensed Financial Statements	6

TABLE TRAC, INC.

CONDENSED BALANCE SHEETS (Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS
Cash	$1,150,269	$834,665
Accounts receivable, net of allowance for doubtful accounts of $237,844 at June 30, 2012 and December 31, 2011	1,589,894	1,982,237
Inventory	241,387	150,593
Prepaid expenses	75,762	61,544
Other current assets	14,190	18,296
Income taxes receivable	78,668	74,683
TOTAL CURRENT ASSETS	3,150,170	3,122,018

LONG-TERM ASSETS
Patent, net	6,414	7,097
Property and equipment, net	40,638	54,606
System under rental program, net	49,777	64,783
Other long term assets	245,656	258,522
Deferred tax asset	6,000	14,000
Long-term accounts receivable – financed contracts	839,187	1,062,709
TOTAL LONG-TERM ASSETS	1,187,672	1,461,717
TOTAL ASSETS	$4,337,842	$4,583,735

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$235,591	$135,456
Payroll liabilities	30,484	27,359
Current portion of note payable	10,907	10,907
Deferred revenue - short term	44,484	45,600
Deferred tax liability	479,697	579,947
TOTAL CURRENT LIABILITIES	801,163	799,269

LONG-TERM LIABILITIES
Note payable, net of current portion	13,633	19,087
Deferred revenue - long term	1,139,695	1,228,629
TOTAL LIABILITIES	1,954,491	2,046,985

STOCKHOLDERS' EQUITY
Common stock, 0.001 par value; 25,000,000 shares authorized: 4,744,305 and 4,704,305 shares issued and outstanding at June 30, 2012 and December 31, 2011	4,744	4,704
Additional paid-in capital	1,859,373	1,818,613
Retained earnings	520,656	714,855
	2,384,773	2,538,172
Treasury stock, 1,000 shares (at cost) at June 30, 2012 and December 31, 2011	(1,422)	(1,422)
TOTAL STOCKHOLDERS’ EQUITY	2,383,351	2,536,750

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,337,842	$4,583,735

See notes to condensed financial statements.

TABLE TRAC, INC.

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenues	$981,637	$470,453	$1,777,125	$791,804
Cost of sales	268,654	135,114	423,594	230,466
Gross profit	712,983	335,339	1,353,531	561,338
Operating Expenses:
Selling, general and administrative	875,551	733,286	1,691,728	1,363,557
Loss from operations	(162,568)	(397,947)	(338,197)	(802,219)
Interest income	26,749	23,598	52,223	46,638
Loss before taxes	(135,819)	(374,349)	(285,974)	(755,581)
Income tax benefit	(38,775)	(133,124)	(91,775)	(274,124)
Net loss	$(97,044)	$(241,225)	$(194,199)	$(481,457)

Basic loss per common share	$(0.02)	$(0.05)	$(0.04)	$(0.10)

Weighted-average basic shares outstanding	4,707,821	4,617,206	4,706,063	4,601,841

Diluted loss per common share	$(0.02)	$(0.05)	$(0.04)	$(0.10)

Weighted-average diluted shares outstanding	4,707,821	4,617,206	4,706,063	4,601,841

See notes to condensed financial statements.

TABLE TRAC, INC.

CONDENSED STATEMENTS OF CASH FLOW (Unaudited)

	For the Six Months Ended June 30,
	2012	2011

OPERATING ACTIVITIES
Net loss	$(194,199)	$(481,457)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	29,657	16,077
Allowance for other current assets	0	4,815
Deferred income taxes	(92,250)	(99,594)
Stock compensation expense	0	55,125
Stock issued for future services	24,000	26,416
Stock issued for services	40,800	0
Changes in operating assets and liabilities:
Accounts receivable	615,865	(468,175)
Inventory	(90,794)	(67,777)
Prepaid expenses and other assets	(21,246)	(136,309)
Accounts payable and accrued expenses	100,135	112,294
Payroll liabilities	3,125	27,372
Deferred revenue	(90,050)	892,228
Income taxes receivable / payable	(3,985)	21,864
Net cash provided by (used in) operating activities	321,058	(97,121)
INVESTING ACTIVITIES
Purchase of system under rental program	0	(25,497)
Net cash used in investing activities	0	(25,497)
FINANCING ACTIVITIES
Payments on note payable	(5,454)	0
Net cash used in financing activities	(5,454)	0

NET INCREASE (DECREASE) IN CASH	315,604	(122,618)
CASH
Beginning of period	834,665	935,301
End of period	$1,150,269	$812,683

Cash received from (paid for) income taxes	$(4,460)	$200,979
Non-cash investing and financing; Common stock issued for future services	0	55,500

See notes to condensed financial statements.

TABLE TRAC, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Nature of Business and Summary of Significant Accounting Policies –

Basis of Presentation

The accompanying unaudited condensed financial statements of Table Trac have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of June 30, 2012 and the statements of operations and cash flows for the three and six months ended June 30, 2012 and 2011 are unaudited but include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Table Trac Annual Report on Form 10-K for the year ended December 31, 2011.

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

Major Customers

The following tables summarize significant customer information for the three and six months ended June 30, 2012 and 2011:

	For the Six Months Ended June 30,
	2012		2011
	% Sales	% AR	% Sales	% AR
A	7.8%	2.1%	17.6%	13.5%
B	4.2%	0.8%	12.3%	1.1%
C	1.8%	2.6%	9.6%	14.7%
D	12.1%	19.4%	0.0%	0.0%
E	16.5%	38.5%	13.9%	40.6%
F	10.3%	4.9%	0.0%	0.0%
G	18.8%	0.0%	0.0%	0.0%
All Others	28.5%	31.7%	46.6%	30.1%
Total	100.0%	100.0%	100.0%	100.0%

For the Three Months ended June 30,
	2012	2011
	% Sales	% Sales
A	7.8%	18.7%
B	3.9%	10.6%
C	1.6%	12.7%
D	15.5%	0.0%
E	12.5%	23.4%
F	0.2%	0.0%
G	34.0%	0.0%
All Others	24.5%	34.6%
Total	100.0%	100.0%

Inventory

Inventory, comprised of finished goods is stated at the lower of cost or market. The average cost method is used to value inventory. Inventory is reviewed annually for the lower of cost or market and obsolescence. Any material cost found to be above market value or considered obsolete is written down accordingly. The Company had no obsolescence reserve at June 30, 2012 and December 31, 2011.

Research and Development

The Company expenses all costs related to research and development as incurred. Research and development expense was $144,770 and $22,166 for the three months ended June 30, 2012 and 2011, and $297,676 and $65,661 for the six months ended June 30, 2012 and 2011. Research and development expenses are included in selling, general and administrative expenses on the statements of operations.

Deferred System Sales Costs

Deferred system sales costs consist of installed system costs incurred on participation-based contracts. These costs are recognized on a straight-line basis over the term of the contract which is generally 60 months beginning when revenues are generated. At the end of the contract period, the customer will typically receive title to the system.

2.	Accounts Receivable –

Accounts receivable consisted of the following at June 30, 2012 and December 31, 2011

	June 30, 2012	December 31 , 2011
Accounts receivable under normal 30 day terms	$961,046	$875,013
Financed contracts:
Short-term	0	357,567
Current portion of long-term	866,692	987,501
Long-term, net of current portion	839,187	1,062,709
Total accounts receivable	2,666,925	3,282,790
Less allowance for doubtful accounts	(237,844)	(237,844)
Accounts receivable, net	$2,429,081	$3,044,946

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

Included in Accounts receivable – Financed contracts at June 30, 2012 and December 31, 2011 is $1,705,879 and $2,050,210 with an offset to deferred revenues on the balance sheet of $1,139,695 and $1,228,629 at June 30, 2012 and December 31, 2011.

A roll-forward of the Company’s allowance for doubtful accounts is as follows:

	June 30, 2012	December 31, 2011

Accounts receivable allowance, beginning of period	$237,844	$179,416
Provision adjustment during period	0	58,428
Accounts receivable allowance, end of period	$237,844	$237,844

The allowance for doubtful accounts is $237,844 for the trade receivables and $0 for the financed contracts at June 30, 2012 and December 31, 2011.

3.	Stockholders’ Equity –

In July 2011, the Company issued 36,000 shares, at $1.00 per share for a total cost of $36,000 to the Board of Directors for annual compensation for the period from July 1, 2011 to June 30, 2012. A total of $9,000 was recognized as stock compensation expense for the three months ended June 30, 2012, which was one fourth of the annual stock award for the directors. The total including previously issued stock vesting in the three and six months ended June 30, 2012 was $9,000 and $24,000.

In June 2012, the Company issued 40,000 shares, at $1.02 per share for a total cost of $40,800 to the employees for compensation. A total of $40,800 was recognized as stock compensation expense for the three and six months ended June 30, 2012.

As of June 30, 2012, the Company holds 1,000 common stock shares in treasury at a total cost of $1,422 for future employee incentives under the bonus program which was part of a 2009 repurchase of shares.

4.	Income Tax –

The Company accounts for income taxes by following the asset and liability approach to accounting for income taxes. Deferred tax assets and liabilities represent the future tax consequences of the differences between the financial statement carrying amounts of assets and liabilities versus the tax basis of assets and liabilities. Under this method, deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards. Deferred tax liabilities are recognized for taxable temporary differences. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The impact of the tax rate changes on deferred tax assets and liabilities is recognized in the year that the change is enacted. The federal net operating loss carryforward at June 30, 2012 was approximately $452,000 expiring in 2031 and the state net operating loss carryforward is approximately $315,000 which starts expiring in 2025. An allowance for net operating loss carryforward is recorded when the Company believes the amount may not be collected. Management believes the net operating loss carryforward, net of the allowance, is fully collectible. Management believes that any write-off not allowed for will not have a material impact on the Company's financial position.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Based on its evaluation, it has concluded that there are no significant unrecognized tax positions. The Company’s evaluation was performed for the tax years ended December 31, 2009 through 2011, the tax years that remain subject to examination by major tax jurisdictions as of June 30, 2012. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

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

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted loss per share for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Basic loss per share calculation:
Net loss	$(97,044)	$(241,225)	$(194,199)	$(481,457)
Weighted average number of common shares outstanding	4,707,821	4,617,206	4,706,063	4,601,841
Basic loss per share	$(0.02)	$(0.05)	$(0.04)	$(0.10)

Diluted loss per share calculation:
Net loss	$(97,042)	$(241,225)	$(194,199)	$(481,457)
Weighted average number of common shares outstanding	4,707,821	4,617,206	4,706,063	4,601,841

Common stock equivalents:
Stock options	(1)	(2)	(1)	(1)
Weighted average diluted shares outstanding	4,707,821	4,617,206	4,706,063	4,601,841
Diluted net loss per share	$(0.02)	$(0.05)	$(0.04)	$(0.10)

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

In the second quarter 2012, Table Trac signed a contract and installed one new customer in one new market, the Santee Sioux Nation in Nebraska. At the end of the second quarter the Company had no System installations in backlog and is now providing casino management and table games management system to 37 casinos worldwide.

Following up on its signing of a strategic dealer agreement with CountR (a worldwide company specializing in cash handling and coinless gaming kiosks for the gaming industry) in the first quarter of 2012. Table Trac has begun the roll-out of this product in the second quarter.

In the second quarter of 2012, the Company participated in the National Indian Gaming Association trade show and conference and G2E Asia in Macau.

The Company announced two technology developments in the second quarter. First, the Company announced that its casino management system was approved by the Peruvian government and meets the standards and requirements of the Government’s Supreme Decree for a Unified Control System in Real Time (SUCTR). While Table Trac has had its casino management system in operation in Peru since 2008, the government of Peru mandated that all gaming system providers be certified by an independent gaming testing lab and be approved by the Peruvian government in order to remain operational. Second, the Company’s latest casino management system was reviewed, tested and approved by Gaming Laboratories International (GLI).

Discussion of Critical Accounting Policies

There were no changes to our accounting policies for the quarter. For our existing policies, see Note 1 in our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011.

Results of Operations - Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

During the three months ended June 30, 2012, loss from operations was $162,568 compared to $397,947 for the three months ended June 30, 2011. The major components of revenues, cost of sales and selling, general and administrative expenses are discussed below.

Revenues

Revenues totaled $981,637 for the three months ended June 30, 2012 compared to $470,453 for the three months ended June 30, 2011. The following table summarizes our revenues for the three months ended June 30, 2012 and 2011, respectively:

	Three Months Ended June 30,
	2012	2011	2012	2011
			(percent of revenues)
System sales	$537,520	$142,818	54.8%	30.4%
License and maintenance fees	258,259	216,932	26.3%	46.1%
Other sales	185,858	110,703	18.9%	23.5%
Total revenues	$981,637	$470,453	100.0%	100.0%

During the three months ended June 30, 2012, the Company installed one system and recognized revenue immediately compared to two systems installed during the same period in 2011 which were recognized monthly. Other sales, which include sales of printers, kiosk software, mailing services, and rental sales increased over 2011 as a result of increased rental sales and the first sales of the CountR kiosks

Cost of Sales

Cost of sales for the three months ended June 30, 2012 increased to $268,654 from $135,114 for the three months ended June 30, 2011. The following table summarizes our cost of sales for the three months ended June 30, 2012 and 2011, respectively:

	Three Months Ended June 30,
	2012	2011	2012	2011
			(percent of revenues)
System sales	$125,848	$55,763	12.8%	11.9%
License and maintenance fees	34,500	36,150	3.5%	7.7%
Other sales	108,306	43,201	11.0%	9.2%
Total cost of sales	$268,654	$135,114	27.4%	28.7%

Gross profit	712,983	335,339	72.6%	71.3%

The Company's gross profit was 72.6% and 71.3% for the three months ended June 30, 2012 and 2011, respectively. This increase is primarily due to higher system, rental and maintenance sales offset partially by the kiosk sales which have a lower margin.

Selling, General and Administrative Expenses

For the three months ended June 30, 2012, selling, general and administrative expenses were $875,551 compared to $733,286 for the same period in 2011. Our most significant changes in operating expenses from the two three-month interim periods related to research and development programming costs, professional fees - consulting, and professional fees - accounting. A discussion of the various components of our operating expenses for the three months ended June 30, 2012 and 2011 appears below:

Research and development programming costs. Research and development programming costs increased for the three months ended June 30, 2012 to $144,770 compared to $22,166 for the same period in 2011. The increase is related to the costs associated with the Tipping Point interface which was not occurring in the same period for 2011.

Professional fees - consulting. Professional fees - consulting increased for the three months ended June 30, 2012, to $15,901 compared to $0 for the same period in 2011 primarily due to the costs associated with GLI review and approval.

Professional fees - accounting. Our accounting fees decreased for the three months ended June 30, 2012, to $6,856 compared to $30,820 for the same period in 2011 primarily due to the fees associated with Sarbanes-Oxley consulting in 2011 which has not occurred for 2012.

Interest Income

For the three months ended June 30, 2012, interest income was $26,749 compared to $23,598 for 2011. This increase is primarily related to the additional contracts financed through the Company compared to the same period in 2011.

Tax Provision

The income tax benefit for the three months ended June 30, 2012 was $38,775 which was calculated at a 28.5% effective rate, compared to the tax benefit of $133,124 for the same period in 2011, which was calculated at a 35.6% effective rate.

Net Loss

Net loss before taxes for the three months ended June 30, 2012, was $135,819 compared to $374,349 for same period in 2011. Net loss for the three months ended June 30, 2012 was $97,044 compared to $241,225 for the same period in 2011. The basic loss per share was $0.02 compared to $0.05 for the three months ended June 30, 2012 and 2011, respectively.

Results of Operations - Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

During the six months ended June 30, 2012, loss from operations was $338,197 compared to $802,219 for the six months ended June 30, 2011. The major components of revenues, cost of sales and selling, general and administrative expenses are discussed below.

Revenues

For the six months ended June 30, 2012, revenues totaled $1,777,125 compared to $791,804 for 2011. The following table summarizes our revenues for the six months ended June 30, 2012 and 2011, respectively:

	Six Months Ended June 30,
	2012	2011	2012	2011
			(percent of revenues)
System sales	$954,132	$149,381	53.7%	18.9%
License and maintenance fees	518,061	431,571	29.2%	54.5%
Other sales	304,932	210,852	17.1%	26.6%
Total revenues	$1,777,125	$791,804	100.0%	100.0%

During the six months ended June 30, 2012, the Company installed three systems compared to two over the same period in 2011. Other sales, which include sales of printers, kiosk software, mailing services, and rental sales increased over 2011 as a result of increased rental sales and the first sales of the CountR kiosks.

Cost of Sales

Cost of sales for the six months ended June 30, 2012 increased to $423,594 from $230,466 for 2011.

	Six Months Ended June 30,
	2012	2011	2012	2011
			(percent of revenues)
System sales	$175,881	$66,200	9.9%	8.4%
License and maintenance fees	69,000	70,825	3.9%	8.9%
Other sales	178,713	93,441	10.0%	11.8%
Total cost of sales	$423,594	$230,466	23.8%	29.1%

Gross profit	$1,353,531	$561,338	76.2%	70.9%

The Company's gross profit was 76.2% compared to 70.9% for the six months ended June 30, 2012 and 2011 as a result of higher system, rental and maintenance sales offset partially by the kiosk sales which have a lower margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2012 were $1,691,728 compared to $1,363,557 for 2011. Our most significant changes in operating expenses from the two interim periods related to research and development programming costs, professional fees - consulting, and travel costs – sales and marketing. A discussion of the various components of our operating expenses for the six months ended June 30, 2012 appears below.

Research and development programming costs. Research and development programming costs services increased for the six months ended June 30, 2012 to $297,676 compared to $65,661 for the same period in 2011. The increase is related to the costs associated with the Tipping Point interface which was not occurring in the same period for 2011.

Professional fees - consulting. Professional fees - consulting increased for the six months ended June 30, 2012, to $30,339 compared to $0 for the same period in 2011 primarily due to the costs associated with GLI review and Peru SUCTR approval.

Travel costs – sales and marketing. Travel costs – sales and marketing for the six months ended June 30, 2012, were $84,954 compared to $39,013 for the same period in 2011 primarily due to demonstrations of new products to customers and prospects.

Interest Income

For the six months ended June 30, 2012, interest income was $52,223 compared to $46,638 for 2011. This increase is primarily related to the additional contracts financed through the company compared to the same period in 2011.

Tax Provision

For the six months ended June 30, 2012, the Company income tax benefit was $91,775 compared to an income tax benefit of 274,124 for 2011. The overall effective rate for 2012 was 32.1% compared to 36.3% for 2011.

Net Loss

For the six months ended June 30, 2012, net loss before taxes was $285,974 compared to net loss before taxes of $755,581 for 2011. Net loss was $194,199 for the six months ended June 30, 2012 compared to net loss of $481,457 for 2011. The increase in net loss is due to higher SG&A costs compared to the same period for 2011. The basic loss per share was $0.04 compared to $0.10 for the six months ended June 30, 2012 and 2011, respectively.

Backlog

The Company’s backlog generally consists of future system installations and expansion of offerings for currently installed and supported systems.

The Company has no Casino Trac System in its backlog at June 30, 2012.

The Company is currently serving gaming establishments in seven US states, as well as countries in Central and South America, and the Caribbean. The Company has a pipeline of opportunities and strategic partnerships that it is pursuing.

Liquidity and Capital Resources

Summary cash flow data is as follows

	For the Six Months Ended June 30,
	2012	2011

Cash flows provided by (used in):
Operating activities	$321,058	$(97,121)
Investing activities	0	(25,497)
Financing activities	(5,454)	0
Net increase (decrease) in cash	315,604	(122,618)
Cash, beginning of period	834,665	935,301
Cash, end of period	$1,150,269	$812,683

At June 30, 2012, the Company had cash of $1,150,267 compared to cash of $812,683 on June 30, 2011. The increase results mainly from a decrease in accounts receivable. Changes in cash flows provided by operating activities related primarily to deferred income taxes, stock compensation expense, and changes in operating assets and liabilities, including accounts receivable, interest receivable, inventory, income taxes receivable, deferred system sales costs, accrued payroll and related withholding liabilities and deferred revenue. Changes in cash flows from investing activities relate to the purchase of a system rental program of ($25,497).

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

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of June 30, 2012.

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

As of June 30, 2012, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of June 30, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and use of Proceeds

On June 22, 2012, the Company issued an aggregate of 40,000 common shares to its Chief Executive Officer (25,000 shares) and Chief Financial Officer (15,000 shares) as stock-based compensation. A total of $40,800 was recognized as stock compensation expense for the three and six months ended June 30, 2012. For these issuances, Table Trac relied on the exemption from registration set forth in Sections 4(2) and 4(5) of the Securities Act of 1933 based on the fact that the recipients were officers of the Company.

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

Dated: August 13, 2012	Table Trac, Inc.
(Registrant)

	By:	/s/ Glenn Goulet
Glenn Goulet (Principal Executive Officer)

	By:	/s/ Brian Hinchley
Brian Hinchley (Principal Financial and Accounting Officer)

