Form 10-Q
period 2012-09-30
TABLE TRAC INC
filed 2012-11-13
CIK 1090396

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐No ☒

As of November 13, 2012, the registrant had outstanding 4,744,305 shares of common stock, $.001 par value per share.

Table Trac, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TABLE TRAC, INC.

CONTENTS

Page

CONDENSED FINANCIAL STATEMENTS

Condensed Balance Sheets	3

Condensed Statements of Operations	4

Condensed Statements of Cash Flows	5

Notes to Condensed Financial Statements	6

TABLE TRAC, INC.

CONDENSED BALANCE SHEETS (Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS
Cash	$899,068	$834,665
Accounts receivable, net of allowance for doubtful accounts of $208,228 at September 30, 2012 and $237,844 at December 31, 2011	2,294,866	1,982,237
Inventory	152,950	150,593
Prepaid expenses	62,800	61,544
Other current assets	7,377	18,296
Income taxes receivable	78,668	74,683
TOTAL CURRENT ASSETS	3,495,729	3,122,018

LONG-TERM ASSETS
Patent, net	6,073	7,097
Property and equipment, net	33,654	54,606
System under rental program, net	42,274	64,783
Other long term assets	412,198	258,522
Deferred tax asset	15,000	14,000
Long-term accounts receivable – financed contracts	1,394,210	1,062,709
TOTAL LONG-TERM ASSETS	1,903,409	1,461,717
TOTAL ASSETS	$5,399,138	$4,583,735

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$194,875	$135,456
Payroll liabilities	36,931	27,359
Current portion of note payable	10,907	10,907
Deferred revenue - short term	43,159	45,600
Deferred tax liability	490,947	579,947
TOTAL CURRENT LIABILITIES	776,819	799,269

LONG-TERM LIABILITIES
Note payable, net of current portion	10,907	19,087
Deferred revenue - long term	2,232,432	1,228,629
TOTAL LIABILITIES	3,020,158	2,046,985

STOCKHOLDERS' EQUITY
Common stock, 0.001 par value; 25,000,000 shares authorized: 4,744,305 and 4,704,305 shares issued and outstanding at September 30, 2012 and December 31, 2011	4,744	4,704
Additional paid-in capital	1,859,373	1,818,613
Retained earnings	516,285	714,855
	2,380,402	2,538,172
Treasury stock, 1,000 shares (at cost) at September 30, 2012 and December 31, 2011	(1,422)	(1,422)
TOTAL STOCKHOLDERS’ EQUITY	2,378,980	2,536,750

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,399,138	$4,583,735

See notes to condensed financial statements.

TABLE TRAC, INC.

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenues	$994,818	$968,833	$2,771,943	$1,760,637
Cost of sales	277,893	217,267	701,487	447,733
Gross profit	716,925	751,566	2,070,456	1,312,904
Operating Expenses:
Selling, general and administrative	763,729	698,635	2,455,457	2,062,192
Income (loss) from operations	(46,804)	52,931	(385,001)	(749,288)
Interest income	44,683	22,626	96,906	69,264
Income (loss) before taxes	(2,121)	75,557	(288,095)	(680,024)
Income tax expense (benefit)	2,250	29,988	(89,525)	(244,136)
Net income (loss)	$(4,371)	$45,569	$(198,570)	$(435,888)

Basic earnings (loss) per common share	$(0.00)	$0.01	$(0.04)	$(0.09)

Weighted-average basic shares outstanding	4,744,305	4,699,892	4,718,904	4,634,884

Diluted earnings (loss) per common share	$(0.00)	$0.01	$(0.04)	$(0.09)

Weighted-average diluted shares outstanding	4,744,305	4,699,892	4,718,904	4,634,884

See notes to condensed financial statements.

TABLE TRAC, INC.

CONDENSED STATEMENTS OF CASH FLOW (Unaudited)

	For the Nine Months Ended September 30,
	2012	2011

OPERATING ACTIVITIES
Net loss	$(198,570)	$(435,888)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	44,485	25,178
Allowance for other current assets	0	4,815
Deferred income taxes	(90,000)	(68,594)
Stock compensation expense	0	61,125
Allowance for doubtful accounts	(29,616)	0
Stock issued for future services	24,000	35,416
Stock issued for services	40,800	45,000
Changes in operating assets and liabilities:
Accounts receivable	(614,514)	(538,393)
Inventory	(2,357)	4,295
Prepaid expenses and other assets	(168,013)	(114,947)
Accounts payable and accrued expenses	59,419	76,145
Payroll liabilities	9,572	6,136
Deferred revenue	1,001,362	712,194
Income taxes receivable / payable	(3,985)	186,307
Net cash provided by (used in) operating activities	72,583	(1,211)
INVESTING ACTIVITIES
Purchase of system under rental program	0	(25,497)
Net cash used in investing activities	0	(25,497)
FINANCING ACTIVITIES
Payments on debt	(8,180)	0
Net cash used in financing activities	(8,180)	0

NET INCREASE (DECREASE) IN CASH	64,403	(26,708)
CASH
Beginning of period	834,665	935,301
End of period	$899,068	$908,593

Cash received from (paid for) income taxes	$(4,460)	$200,979
Non-cash investing and financing
Common stock issued for future services	0	136,000
Purchase of equipment; No payments made	0	32,720

See notes to condensed financial statements.

TABLE TRAC, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Nature of Business and Summary of Significant Accounting Policies –

Basis of Presentation

The accompanying unaudited condensed financial statements of Table Trac have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of September 30, 2012 and the statements of operations and cash flows for the three and nine months ended September 30, 2012 and 2011 are unaudited but include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Table Trac Annual Report on Form 10-K for the year ended December 31, 2011.

Nature of Business

Table Trac, Inc. (the Company) was formed under the laws of the State of Nevada in June 1995. The Company has its offices in Minnetonka, Minnesota. The Company has developed and sells an information and management system that automates and monitors various aspects of the operations of casinos.

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

The Company does offer its customers contracts with extended payment terms.  The Company must evaluate if any extended payment terms in the contract is an indicator of the revenue not being fixed or determinable.  Provided all other revenue recognition criteria have been satisfied, the Company recognizes the revenue if payment of a significant portion of the systems sales is due within 12 months of the delivery of the product.  The Company also analyzes its standard business practice of using long-term contracts and the history of collecting on extended payment term contracts without making concessions for determining if revenue should be recognized.  Revenue and associated set-up costs are deferred if contract terms exceed historical collection results or if a substantial portion of the contract is not due within 12 months after delivery of the product.  The Company analyzes each contract for proper revenue recognition based on that contracts facts and circumstances.  Interest is recorded upon receipt to “other income” on the statements of operations.

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

Accounts Receivable / Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount. Accounts receivable include regular customer receivables and amounts from financed contracts coming due within 12 months. Amounts from financed contracts due beyond 12 months are recorded as "Long-term accounts receivable – financed contracts."  Interest is recorded upon receipt to other income on the statements of operations. An allowance for doubtful accounts is recorded when the Company believes the amounts may not be collected. Management believes that receivables, net of the allowance for doubtful accounts, are fully collectible. While the ultimate result may differ, management believes that any write-off not allowed for will not have a material impact on the Company's financial position.

Major Customers

The following tables summarize significant customer information for the three and nine months ended September 30, 2012 and 2011:

	For the nine months ended September 30,
	2012		2011
	% Sales	% AR	% Sales	% AR
A	7.7%	1.4%	28.3%	17.0%
B	13.9%	26.6%	7.8%	41.6%
C	1.7%	0.1%	6.9%	11.8%
D	0.9%	0.4%	11.4%	0.2%
E	7.5%	20.6%	0.0%	0.0%
F	11.9%	11.4%	0.0%	0.0%
G	12.1%	0.0%	0.0%	0.0%
H	3.6%	10.4%	0.0%	0.0%
All Others	40.7%	29.1%	45.6%	29.4%
Total	100.0%	100.0%	100.0%	100.0%

For the three months ended September 30,
	2012	2011
	% Sales	% Sales
A	7.6%	37.0%
B	9.2%	14.1%
C	1.6%	1.7%
D	0.8%	20.7%
E	20.9%	0.0%
F	11.5%	0.0%
G	0.0%	0.0%
H	9.9%	0.0%
All Others	38.5%	26.5%
Total	100.0%	100.0%

Inventory

Inventory, consisting of finished goods, is stated at the lower of cost or market. The average cost method is used to value inventory. Inventory is reviewed annually for the lower of cost or market and obsolescence. Any material cost found to be above market value or considered obsolete is written down accordingly. The Company had no obsolescence reserve at September 30, 2012 and December 31, 2011.

Research and Development

The Company expenses all costs related to research and development as incurred. Research and development expense was $72,395 and $43,121 for the three months ended September 30, 2012 and 2011, respectively, and $370,241 and $108,782 for the nine months ended September 30, 2012 and 2011, respectively. Research and development expenses are included in selling, general and administrative expenses on the statements of operations.

Deferred System Sales Costs

Deferred system sales costs consist of installed system costs incurred on participation-based contracts. These costs are recognized on a straight-line basis over the term of the contract which is generally 24-48 months beginning when revenues are generated. At the end of the contract period, the customer will typically receive title to the system.

2.	Accounts Receivable –

Accounts receivable consisted of the following at September 30, 2012 and December 31, 2011

	September 30,	December 31,
	2012	2011

Accounts receivable under normal 30 day terms	$1,160,771	$875,013
Financed contracts:
Short-term	0	357,567
Current portion of long-term	1,342,323	987,501
Long-term, net of current portion	1,394,210	1,062,709
Total accounts receivable	3,897,304	3,282,790
Less allowance for doubtful accounts	(208,228)	(237,844)
Accounts receivable, net	$3,689,076	$3,044,946

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

Included in Accounts receivable – Financed contracts at September 30, 2012 and December 31, 2011 is $2,736,533 and $2,050,210 with an offset to deferred revenues on the balance sheet of $2,232,432 and $1,228,629 at September 30, 2012 and December 31, 2011.

A roll-forward of the Company’s allowance for doubtful accounts is as follows:

	September 30, 2012	December 31, 2011

Accounts receivable allowance, beginning of period	$237,844	$179,416
Provision adjustment during period	(29,616)	58,428
Accounts receivable allowance, end of period	$208,228	$237,844

The allowance for doubtful accounts is $208,228 for the trade receivables and $0 for the financed contracts at September 30, 2012 and is $237,844 for the trade receivables and $0 for the financed contracts at December 31, 2011.

3.	Stockholders’ Equity –

In July 2011, the Company issued 36,000 shares at $1.00 per share for a total cost of $36,000, to directors on the Board of Directors for annual compensation for the period from July 1, 2011 to June 30, 2012. A total of $0 was recognized as stock compensation expense for the three months ended September 30, 2012. The total including previously issued stock vesting in the three and nine months ended September 30, 2012 was $0 and $24,000.

In June 2012, the Company issued 40,000 shares at $1.02 per share for a total cost of $40,800, to the employees for compensation. A total of $40,800 was recognized as stock compensation expense for the nine months ended September 30, 2012.

As of September 30, 2012, the Company holds 1,000 common shares in treasury at a total cost of $1,422 for future employee incentives.

4.	Income Tax –

The Company accounts for income taxes by following the asset and liability approach to accounting for income taxes. Deferred tax assets and liabilities represent the future tax consequences of the differences between the financial statement carrying amounts of assets and liabilities versus the tax basis of assets and liabilities. Under this method, deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards. Deferred tax liabilities are recognized for taxable temporary differences. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The impact of the tax rate changes on deferred tax assets and liabilities is recognized in the year that the change is enacted. The federal net operating loss carryforward at September 30, 2012 was approximately $611,000 expiring in 2031 and the state net operating loss carryforward is approximately $475,000 which starts expiring in 2025. An allowance for net operating loss carryforward is recorded when the Company believes the amount may not be collected. Management believes the net operating loss carryforward, net of the allowance, is fully collectible. Management believes that any write-off not allowed for will not have a material impact on the Company's financial position.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Based on its evaluation, it has concluded that there are no significant unrecognized tax positions. The Company’s evaluation was performed for the tax years ended December 31, 2009 through 2011, the tax years that remain subject to examination by major tax jurisdictions as of September 30, 2012. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

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

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted loss per share for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Basic earnings (loss) per share calculation:
Net income (loss)	$(4,371)	$45,569	$(198,570)	$(435,888)
Weighted average number of common shares outstanding	4,744,305	4,699,892	4,718,904	4,634,884
Basic net income (loss) per share	$(0.00)	$0.01	$(0.04)	$(0.09)

Diluted earnings (loss) per share calculation:
Net income (loss)	$(4,371)	$45,569	$(198,570)	$(435,888)
Weighted average number of common shares outstanding	4,744,305	4,699,892	4,718,904	4,634,884

Common stock equivalents:
Stock options	(1)	(1)	(1)	(1)
Weighted average diluted shares outstanding	4,744,305	4,699,892	4,718,904	4,634,884
Diluted net Income (loss) per share	$(0.00)	$0.01	$(0.04)	$(0.09)

(1)	Stock options outstanding of 70,000 were not included in the calculation as they would have been anti-dilutive.

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

General Overview

Table Trac is a Nevada corporation, formed on September 27, 1995, with principal offices in Minnetonka, Minnesota. It developed and patented (U. S. patent number 5,957,776) a proprietary information and management system (Table Trac) that automates and monitors the operations of casino table games. Since 2000, Table Trac has added functionality, developed related casino system modules for guest rewards and patron management, marketing analysis, guest service, promotion administration/management, vault/cage management and audit/accounting to its existing table games and casino management programs.

In the third quarter 2012, Table Trac signed two contracts and installed its casino management system at five casinos. The contracts were signed with the Delaware Nation for its property, Casino Oklahoma, in Hinton, Oklahoma; and with Thunderbird Resorts in Peru, representing four casinos, including Luxor Lima, Luxor Tacna, Mystic Slots in Cusco, and the El Dorado Maynes. Table Trac’s system in Peru is an interconnected computerized system in real-time with a connection to the Peru government’s Ministry of Foreign Trade and Tourism and the National Superindence of Tax Administration. This contract brings the total number of casinos in Peru using Table Trac’s casino management system to five.

At the end of the third quarter the Company had no system installations in backlog and is now providing casino management and table games management system to 43 casinos worldwide.

In the third quarter of 2012, the Company participated in the Oklahoma Indian Gaming Association trade show and conference.

Discussion of Critical Accounting Policies

There were no changes to our accounting policies for the quarter. For our existing policies, see Note 1 in our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011.

Results of Operations - Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

During the three months ended September 30, 2012, loss from operations was $46,804 compared to income from operations of $52,931 for the three months ended September 30, 2011. The major components of revenues, cost of sales and selling, general and administrative expenses are discussed below.

Revenues

Revenues totaled $994,818 for the three months ended September 30, 2012 compared to $968,833 for the three months ended September 30, 2011.  The following table summarizes our revenues for the three months ended September 30, 2012 and 2011, respectively:

	Three Months Ended September 30,
	2012	2011	2012	2011
			(percent of revenues)
System sales	$443,051	$531,389	44.5%	54.8%
License and maintenance fees	290,711	245,102	29.2%	25.3%
Other sales	261,056	192,342	26.3%	19.9%
Total revenues	$994,818	$968,833	100.0%	100.0%

During the three months ended September 30, 2012, the Company installed two systems and recognized the revenue monthly compared to one system installed during the same period in 2011, the revenue from which was recognized immediately.  Other sales, which include sales of printers, kiosk software, mailing services and rental sales, increased over 2011 as a result of increased rental sales and additional sales of the CountR kiosks.

Cost of Sales

Cost of sales for the three months ended September 30, 2012 increased to $277,893 from $217,267 for the three months ended September 30, 2011.  The following table summarizes our cost of sales for the three months ended September 30, 2012 and 2011, respectively:

	Three Months Ended September 30,
	2012	2011	2012	2011
			(percent of revenues)
System sales	$68,714	$135,938	6.9%	14.0%
License and maintenance fees	41,571	32,125	4.2%	3.3%
Other sales	167,608	49,204	16.8%	5.1%
Total cost of sales	$277,893	$217,267	27.9%	22.4%

Gross profit	$716,925	$751,566	72.1%	77.6%

The Company's gross profit was 72.1% and 77.6% for the three months ended September 30, 2012 and 2011, respectively. This decrease is primarily due to the additional CountR kiosk sales which have a lower margin compared to 2011 when there were none.

Selling, General and Administrative Expenses

For the three months ended September 30, 2012, selling, general and administrative expenses were $763,729 compared to $698,635 for the same period in 2011.  Our most significant changes in operating expenses from the two three-month interim periods related to research and development programming costs and professional fees. A discussion of the various components of our operating expenses for the three months ended September 30, 2012 and 2011 appears below:

Research and development programming costs. Research and development programming costs increased for the three months ended September 30, 2012, to $72,395 compared to $43,131 for the same period in 2011.  The increase is related to the costs associated with the Tipping Point interface which was not occurring in the same period for 2011.

Professional Fees. Professional fees increased for the three months ended September 30, 2012 to $61,387 compared to $46,316 for the same period in 2011.  The increase is mostly related to the recruiting fees associated with an open position in the Company.

Interest Income

For the three months ended September 30, 2012, interest income was $44,683 compared to $22,626 for 2011.  This increase is primarily related to the additional contracts financed through the Company compared to the same period in 2011.

Tax Provision

The income tax expense for the three months ended September 30, 2012 was $2,250 which was calculated at a 106.1% effective rate, compared to the tax expense of $29,988 for the same period in 2011, which was calculated at a 39.7% effective rate. The increase in the quarterly effective rate is primarily related to the annual tax impact affected by the current quarterly results.

Net Loss

Net loss before taxes for the three months ended September 30, 2012, was $2,121 compared to net income before taxes of $75,557 for same period in 2011. Net loss for the three months ended September 30, 2012 was $4,371 compared to net income of $45,569 for the same period in 2011. The basic loss per share was $0.00 compared to basic earnings per share of $0.01 for the three months ended September 30, 2012 and 2011, respectively.

Results of Operations - Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

During the nine months ended September 30, 2012, loss from operations was $385,001 compared to $749,288 for the nine months ended September 30, 2011. The major components of revenues, cost of sales and selling, general and administrative expenses are discussed below.

Revenues

For the nine months ended September 30, 2012, revenues totaled $2,771,943 compared to $1,760,637 for 2011.  The following table summarizes our revenues for the nine months ended September 30, 2012 and 2011, respectively:

	Nine Months Ended September 30,
	2012	2011	2012	2011
			(percent of revenues)
System sales	$1,397,183	$680,770	50.4%	38.7%
License and maintenance fees	808,772	676,673	29.2%	38.4%
Other sales	565,988	403,194	20.4%	22.9%
Total revenues	$2,771,943	$1,760,637	100.0%	100.0%

During the nine months ended September 30, 2012, the Company installed five systems compared to three over the same period in 2011.  Other sales, which include sales of printers, kiosk software, mailing services, and rental sales increased over 2011 as a result of increased rental sales and the first sales of the CountR kiosks.

Cost of Sales

Cost of sales for the nine months ended September 30, 2012 increased to $701,487 from $447,733 for 2011.

	Nine Months Ended September 30,
	2012	2011	2012	2011
			(percent of revenues)
System sales	$244,595	$216,537	8.8%	12.3%
License and maintenance fees	110,571	102,950	4.0%	5.8%
Other sales	346,321	128,246	12.5%	7.3%
Total cost of sales	$701,487	$447,733	25.3%	25.4%

Gross profit	$2,070,456	$1,312,904	74.7%	74.6%

The Company's gross profit was 74.7% compared to 74.6% for the nine months ended September 30, 2012 and 2011 as a result of higher system, rental and maintenance sales offset partially by the kiosk sales which have a lower margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2012 were $2,455,457 compared to $2,062,192 for 2011.  Our most significant changes in operating expenses from the two interim periods related to research and development programming costs, professional fees - consulting, and travel costs – sales and marketing. A discussion of the various components of our operating expenses for the nine months ended September 30, 2012 appears below.

Research and development programming costs.   Research and development programming costs services increased for the nine months ended September 30, 2012 to $370,241 compared to $108,782 for the same period in 2011.  The increase is related to the costs associated with the Tipping Point interface which was not occurring in the same period for 2011.

Professional fees - consulting.  Professional fees - consulting increased for the nine months ended September 30, 2012 to $51,070 compared to $0 for the same period in 2011 primarily due to the costs associated with independent game testing laboratory reviews of our system and the approval, certification, and licensing of our system by the Peru government.

Travel costs – sales and marketing. Travel costs – sales and marketing for the nine months ended September 30, 2012, were $100,387 compared to $78,706 for the same period in 2011 primarily due to presentations of new products to customers and prospects.

Interest Income

For the nine months ended September 30, 2012, interest income was $96,906 compared to $69,264 for 2011. This increase is primarily related to the additional contracts financed through the Company compared to the same period in 2011.

Tax Provision

For the nine months ended September 30, 2012, the Company income tax benefit was $89,525 compared to an income tax benefit of $244,136 for 2011. The overall effective rate for 2012 was 31.1% compared to 35.1% for 2011.

Net Loss

For the nine months ended September 30, 2012, net loss before taxes was $288,095 compared to net loss before taxes of $680,024 for 2011. Net loss was $198,570 for the nine months ended September 30, 2012 compared to net loss of $435,888 for 2011. The increase in net loss is primarily due to higher SG&A costs compared to the same period for 2011.  The basic loss per share was $0.04 compared to $0.09 for the nine months ended September 30, 2012 and 2011, respectively.

Backlog

The Company’s backlog generally consists of future system installations and expansion of offerings for currently installed and supported systems.

The Company has no systems in its backlog at September 30, 2012.

The Company is currently serving gaming establishments in eight US states, as well as countries in Central and South America, and the Caribbean. The Company has a pipeline of opportunities and strategic partnerships that it is pursuing.

Liquidity and Capital Resources

Summary cash flow data is as follows

	For the Nine Months Ended September 30,
	2012	2011
Cash flows provided by (used in):
Operating activities	$72,583	$(1,211)
Investing activities	0	(25,497)
Financing activities	(8,180)	0
Net increase in cash	64,403	(26,708)
Cash, beginning of period	834,665	935,301
Cash, end of period	$899,068	$908,593

At September 30, 2012, the Company had cash of $899,068 compared to cash of $908,593 on September 30, 2011. Changes in cash flows provided by operating activities related primarily to deferred income taxes, stock compensation expense, and changes in operating assets and liabilities, including accounts receivable, interest receivable, inventory, income taxes receivable, deferred system sales costs, accrued payroll and related withholding liabilities and deferred revenue.  Changes in cash flows from investing activities relate to the purchase of a system rental program of ($25,497).

There are no known trends, events or uncertainties that are likely to have a material impact on our short or long-term liquidity. We expect that our primary source of liquidity in both the short and long-term will be system sales and the resulting license and maintenance fees generated from existing systems. We anticipate the ability to manage expenses and cash flow so monthly obligations will be satisfied by cash flow from operations. We believe the Company has adequate cash to meet its obligations and continue operations for both existing and future customers as well as ongoing sales efforts and product development.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of September 30, 2012.

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

As of September 30, 2012, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of September 30, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and use of Proceeds

Not applicable

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

Dated: November 13, 2012	Table Trac, Inc.
(Registrant)

	By:	/s/ Glenn Goulet
Glenn Goulet (Principal Executive Officer)

	By:	/s/ Brian Hinchley
Brian Hinchley (Principal Financial and Accounting Officer)

Page 17