Form 10-K
period 2012-12-31
TABLE TRAC INC
filed 2013-03-28
CIK 1090396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2012 was approximately $2.6 million based on the closing sales price of the registrant’s common stock on that date ($1.00 per share). As of March 28, 2013, the Company had outstanding 4,759,805 shares of common stock, $0.001 par value.

DOCUMENTS INCORPORATED IN PART BY REFERENCE

None.

Table Trac, Inc.

PART I

Item 1. Business.

GENERAL

Table Trac, Inc. (the “Company” or “Table Trac”) is a Nevada corporation, formed on June 27, 1995, with principal offices in Minnetonka, Minnesota.

The Company has developed and patented (U.S. patent # 5,957,776) a proprietary information and management system (called our “Table Trac” system) that automates and monitors the operations of casino table games. In addition to table games management, Table Trac has been adding functionality to related casino system modules for guest rewards and loyalty club, marketing analysis, guest service, promotions, administration/management, vault/cage management and audit/accounting tasks. Aggregated together, all of these modules have become the “Casino Trac” product, a full featured Casino Management System (CMS) offering what we believe to be a powerful combination of value, efficiency and reliability for casinos seeking to add or upgrade their casino systems.

The Company sells systems and technical support to casinos. The open-architecture of the Table Trac system is designed to provide operators with a scalable and flexible system that can interconnect and operate with most third-party software or hardware. Key products and services include modules designed to drive player tracking programs and kiosk promotions, as well as vault and cage controls. The Company’s systems meet the strictest auditing, accounting and regulatory requirements. The Company has developed a patented, real-time system that automates and monitors the operations of casino gaming tables.

The Company continues to increase its market share by expanding its product offerings to include new system features and working to open new gaming markets for its products.

TABLE TRAC INSTALLATIONS

Table Trac currently has casino management systems installed with on-going support and maintenance contracts at forty casinos worldwide in the U.S., Caribbean, Central and South America.

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

EMPLOYEES

As of December 31, 2012, the Company had 18 full-time equivalents with an employee headcount of 19, and engaged the full-time services of approximately 4 contract specialists during the course of the year.

BUSINESS SEGMENTS

The Company operates as one reporting segment.

RECENT DEVELOPMENTS

In 2012, Table Trac completed its development efforts on several strategic initiatives, including the completion of having its casino management system reviewed, tested and approved by independent testing laboratories.

The Company signed five new customer contracts in 2012 representing nine casino management system installations, and expanded the Company’s presence into one new jurisdiction, Bonaire in the Caribbean.

At its annual shareholder meeting in June 2012, the Company elected Steven A. Browne, Louis Fornetti, and Gary Loebig as its independent board members; along with Chad Hoehne Table Trac’s, president and founder, and Glenn Goulet its chief executive officer. The Board elected Mr. Browne as chairman of the board; while Mr. Fornetti and Mr. Loebig were elected to serve as chairmen of the audit and compensation committees, respectively.

In March 2012, the Company signed a dealer agreement with CountR, a worldwide company specializing in cash handling and coinless gaming kiosks for the gaming industry.  The dealer agreement allows for Table Trac to represent CountR’s cash handling kiosk product lines in several gaming jurisdictions in the U.S., Central and South America. The agreement also allows for Table Trac to represent CountR’s latest gaming innovation, the TiTa, a micro ticket redemption machine for casino table games.

In June 2012, one of Table Trac’s casino management systems was approved by the Peruvian government, meeting the standards and requirements of the Government’s Supreme Decree for a Unified Control System in Real Time (SUCTR). As such, Table Trac is authorized to provide casinos and slot hall operators with an interconnected computerized system in real-time with a connection to the Ministry of Foreign Trade and Tourism (MINCETUR) and the National Superindence of Tax Administration (SUNAT) to conduct the activity of slot machine operations. Upon the successful licensing of Table Trac’s casino management system by the Peruvian government, the company signed an agreement to install this government-approved casino management system at four additional Peru gaming facilities, increasing the Company’s presence in this market to five gaming facilities.

Also in June 2012, Table Trac announced that its latest casino management system was reviewed, tested and approved by Gaming Laboratories International (GLI). GLI conducted a comprehensive review of the company’s casino management system in relation to the standards, rules and regulations for On-Line Monitoring and Control Systems and Validation Systems in Casinos and Promotional Standards.

During 2012, the Company participated in several key industry trade shows and conferences, including the ICE Gaming Show, the Indian Gaming Marketing Conference, the Caribbean Gaming Show, the National Indian Gaming Association Trade Show and Conference, the Gaming Technology Summit, G2E Asia, the Oklahoma Indian Gaming Association Trade Show and Conference, the Peru Gaming Show, Raving’s Casino Marketing Conference and Table Games Conference, and Global Gaming Expo (G2E), the industry’s premier event.

In the first quarter of 2013, the Company announced the signing of two new casino management systems contracts in California which opens the California gaming market for Table Trac, Inc.

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

The gaming industry is characterized by the rapid development of new technology which requires us to continuously introduce new products using these technologies and innovations, as well as to expand into new markets that may be created. Therefore, our success depends in part on our ability to continually adapt our products and systems to incorporate new technologies and to expand into markets that may be created by new technologies. However, to the extent technologies are protected by the intellectual property rights of others, including our competitors, we may be prevented from introducing products based on these technologies or expanding into markets created by these technologies. If the intellectual property rights of others prevent us from taking advantage of innovative technologies, our financial condition, operating results or prospects may be harmed.

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

We will become subject to regulation in any other jurisdiction where our customers operate in the future. To expand into any such jurisdiction we may need to be licensed, or obtain approvals of our products or services. If we fail to seek, do not receive or receive a revocation of a license in a particular jurisdiction for our products, we would not be able to sell or place on a leased or participation basis our products in that jurisdiction.

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

We manufacture our software and many related products ourselves. Should any of these manufacturing processes be disrupted we may be unable to timely remedy such disruption. In such a case, we may be unable to produce a sufficient quantity of our products to meet the demand of our customers. In addition, manufacturing costs may increase significantly and we may not be able to successfully recover these cost increases with increased pricing to our customers. Either case could have an adverse impact on our business, results of operations or financial condition.

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

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information: The Company’s common stock is quoted for trading on the OTCQB over-the-counter quotation service under the symbol “TBTC.” The OTCQB is a middle-tier quotation marketplace operated by OTC Markets (formerly known as The Pink Sheets). Prior to February 22, 2011, the Company’s common stock had been quoted for trading on the over-the-counter bulletin board (the OTCBB) under the trading symbol TBTC.OB. The following table sets forth the high and low bid prices for our common stock as reported by the OTCBB and OTCQB in 2012 and 2011. These quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions. Trading in the Company’s common stock during the period represented was sporadic, exemplified by low trading volume and many days during which no trades occurred.

	2012
Price per Share Calendar Year	High	Low
Annual Price per Share	$1.05	$0.25
First Quarter, January -March	$1.05	$0.25
Second Quarter, April - June	$1.02	$0.42
Third Quarter, July - September	$1.00	$0.26
Fourth Quarter, October - December	$0.99	$0.99

	2011
Price per Share Calendar Year	High	Low
Annual Price per Share	$2.00	$0.25
First Quarter, January -March	$2.00	$1.20
Second Quarter, April - June	$1.74	$0.37
Third Quarter, July - September	$1.00	$0.32
Fourth Quarter, October - December	$1.05	$0.25

Holders: As of March 28, 2013, the Company had outstanding 4,759,805 shares of common stock held by approximately 200 holders of record.

Dividends: No dividends were declared or paid in 2012 or 2011.

Securities Authorized Under Equity Compensation Plans: The table below sets forth certain information, as of the close of business on December 31, 2012, regarding equity compensation plans (including individual compensation arrangements) under which securities of the Company were then authorized for issuance.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (excluding securities reflected in column a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	60,000	$1.75	0 (2)
Equity compensation plans not approved by security holders	0	N/A	0

(1)	The equity plan previously approved by the shareholders, and pursuant to which the 60,000 common shares are issuable, terminated in accordance with the plan document in May 2011.

(2)	The Company is not required by applicable state law or the listing standards of any self-regulatory organization (e.g., the OTC Markets (OTCQB), NASD, AMEX or NYSE) to obtain the approval of its security holders prior to issuing any compensatory options, warrants or other rights to purchase securities of the Company.

Unregistered Sales of Securities: During 2012, the Company made the following issuances and sales of unregistered securities:

In July 2012, the Company issued 40,000 shares of common stock to employees at $1.02 per share for a total compensation expense of $40,800 in 2012. The shares were issued pursuant to the exemption set forth in Section 4(2) of the Securities Act on the basis that all recipients of such shares were employees of the company.

In December 2012, the Company issued 15,500 shares of common stock to a director at $1.00 for a total director compensation expense of $15,500. The expense is for services rendered during the period 2012, with $15,500 total expense in 2012. The shares were issued pursuant to the exemption set forth in Section 4(2) of the Securities Act on the basis that all recipients of such shares were directors of the Company.

Description of Equity Securities: The authorized capital stock of the Company consists of 25,000,000 shares of capital stock, $0.001 par value per share. All shares of common stock have equal voting rights and are entitled to one vote per share on all matters to be voted upon by Company stockholders. Shares of Company common stock have no preemptive, subscription, conversion or redemption rights and may be issued only as fully-paid and non-assessable shares. Cumulative voting in the election of directors is not permitted. In the event of liquidation, each holder of common stock is entitled to receive a proportionate share of our assets available for distribution to stockholders after the payment of liabilities. All shares of common stock presently issued and outstanding are fully-paid and non-assessable.

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

Some, but not all, of the factors that could cause actual results to differ from those implied by the forward-looking statements in this report are more fully described in the “Risk Factors” section of this report.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash position at December 31, 2012 was $609,690, a decrease of $224,975 from $834,665 at December 31, 2011. Management believes that the Company has adequate cash to meet its obligations and continue operations for both existing customer contracts and ongoing product development for the next 12 months. The Company presently has no bank line of credit or other financing arrangements except for the note payable of $19,087. As a result, its sole sources of liquidity are cash, receivables and potentially other current assets. Management is not aware of any trends or any known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the registrant’s liquidity increasing or decreasing in any material way.

Net cash flows used in operating activities during the year ended December 31, 2012 was ($214,068) compared with net cash flows used in operating activities of ($72,412) for the same period in 2011. This change of $141,656 was caused primarily by less of an increase in deferred revenue in 2012 compared to 2011.

Net cash flows used in investing activities was $0 during the year ended December 31, 2012, compared to ($25,498) for the same period in 2011. This change of ($25,498) was due to assets being used with no cost related to new rental programs compared to 2011.

Net cash used in financing activities was ($10,907) during the year ended December 31, 2012, compared to net cash flows used in financing activities of ($2,726) for the same period in 2011. The change of $8,181 was due to 2012 being the first full year of principal payments on the note payable.

On December 31, 2012, total stockholders’ equity was $2,617,724. This compared to a stockholders’ equity of $2,536,750 in 2011, which is an increase of $80,974 or 3.2%.

The Company is not capital intensive. The basic product of the Company is computer software developed by its employees. Most manufacturing is done after the Company receives an order, so there is little product inventory held by the Company.

RESULTS OF OPERATIONS, YEAR ENDED DECEMBER 31, 2012 COMPARED TO YEAR ENDED DECEMBER 31, 2011

The most significant events that affected the 2012 results of operations were the Company’s (1) installation of nine casino management systems at five operating entities, (2) the signing of a dealer agreement with CountR, a worldwide company specializing in cash handling and coinless gaming kiosks for the gaming industry, enabling the Company to offer new products; and (3) the review, testing and approval by GLI of the Company’s casino management system in relation to the standards, rules and regulations for On-Line Monitoring System, which will allow the Company to position its casino management product in new and regulated jurisdictions. In addition, the Company contracted the R&D services of a third party to help develop new technologies and products.

Inflation for the previous three years ended December 31, 2012 has been negligible, having no material effect on the Company’s operations. Increased inflation may put the Company’s cash holdings at risk for a loss of real value. As a result, the Company expects to periodically evaluate inflation pressure and take appropriate steps to place its available cash and cash equivalents into conservative and less inflation-sensitive investments.

Revenues increased from $2,623,819 in 2011 to $4,782,618 in 2012. The increase of $2,158,799 was due to new installations which affected 2012 revenues as well as installations which occurred in 2011 and had recurring monthly revenue recognition in 2012. System sales revenues increased from $1,191,647 in 2011 to $2,806,863 in 2012, a 135% increase of $1,615,216, due to 2012 new system installations as well as 2011 financed contracts which had revenue recognition in 2012 due to receipt of payments. Ongoing maintenance revenue has increased from $926,775 in 2011 to $1,118,120 in 2012, a 20.6% increase of $191,345. Other sales, which includes Cash IO kiosk sales, promotional kiosk software sales, and rental sales has increased from $505,397 in 2011 to $857,635 in 2012, a 69.7% increase of $352,238.

A breakout of revenue type is as follows:

	For the Years Ended December 31,
	2012	2011	2012	2011
			(percent of revenues)
System sales	$2,806,863	$1,191,647	58.7%	45.4%
License and maintenance fees	1,118,120	926,775	23.4%	35.3%
Other sales	857,635	505,397	17.9%	19.3%
Total revenues	$4,782,618	$2,623,819	100.0%	100.0%

Cost of sales increased to $1,204,726 in 2012 from $685,273 in 2011. The increase of $519,454 was primarily due to more system sales in 2012 compared to 2011.

A breakout of our cost of sales by type is as follows:

	For the Years Ended December 31,
	2012	2011	2012	2011
			(percent of revenues)
System sales	800,249	384,676	16.7%	14.7%
License and maintenance fees	159,961	137,450	3.3%	5.2%
Other sales	244,516	163,147	5.1%	6.2%
Total cost of sales	$1,204,726	$685,273	25.2%	26.1%

Deferred revenues – short term decreased to $22,409 in 2012 from $45,600 in 2011. The balance represents down payments received for system installations on order at year-end and annual payments of maintenance. The deferred revenue is non-refundable and is recognized as revenue when the system installations are completed or as invoices are due. As of December 31, 2012 the Company was not in the process of actively installing any new Table Trac systems.

Deferred revenues – long term increased to $1,457,793 in 2012 from $1,228,629 in 2011. The balance represents contracts which have been signed and invoiced, but revenue will be recognized and cash collected monthly over multiple years. The amount in 2012 represents three contracts which were signed and installed during the year combined with the contracts installed in 2011 which had deferred revenue remaining as of December 31, 2012.

The gross margin in 2012 was $3,577,892 or 74.8% of sales compared with $1,938,546 or 73.9% of sales in 2011. The increase of gross margin was primarily due to higher system sales in 2012 compared to 2011 which generally have a higher margin.

Total operating expenses increased from $2,678,231 in 2011 to $3,616,539 in 2012. This 35.0% increase of $938,308 was primarily due to investing in sales and marketing and subcontracting with a third party for development of new technologies and products. In addition, there was an increase in the allowance for doubtful accounts of $425,667 primarily for two customers in 2012.

Interest / Other income has increased in 2012 to a net amount of $116,796 from $87,556 in 2011; the 33.4% increase of $29,240 is due to a greater amount of long-term financed contracts in 2012 compared to 2011.

The provision (benefit) for income taxes was $53,475 in 2012, for an effective rate of 65.2%, compared to a provision (benefit) for income taxes of ($229,172) for an effective rate of (35.1%) in 2011. The change in rates is primarily due to a 2012 profit for financial results and a loss for tax purposes that must be carried forward to offset tax profits in the future. In 2011, there was a loss for both financial and tax purposes.

The net income (loss) for 2012 was $24,674 compared to ($422,957) for 2011, which is an improvement of $447,631.

The basic earnings (loss) per share in 2012 was $0.01 compared to ($0.09) in 2011.

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

Revenue Recognition

The Company derives revenues from the sales of systems, licenses and maintenance fees, services, and rental agreements.

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

Accounts receivable consisted of the following at December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011

Accounts receivable under normal 30 day terms	$2,047,563	$875,013
Financed contracts:
Short-term	266,375	357,567
Current portion of long-term	1,296,041	987,501
Long-term, net of current portion	732,376	1,062,709
Total accounts receivable	4,342,355	3,282,790
Unbilled accounts receivable	0	0
Less allowance for doubtful accounts	(663,511)	(237,844)
Accounts receivable, net	$3,678,844	$3,044,946

Inventory

Inventory, consisting of finished goods, is stated at the lower of cost or market. The average cost method is used to value inventory. Inventory is reviewed annually for the lower of cost or market and obsolescence. Any material cost found to be above market value or considered obsolete is written down accordingly. The Company had no obsolescence reserve at December 31, 2012 and 2011.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors

Table Trac, Inc.

Minnetonka, MN

We have audited the accompanying balance sheets of Table Trac, Inc. as of December 31, 2012 and 2011, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Table Trac, Inc. as of December 31, 2012 and 2011 and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, Minnesota

March 28, 2013

TABLE TRAC, INC.

BALANCE SHEETS

	December 31, 2012	December 31, 2011

CURRENT ASSETS
Cash	$609,690	$834,665
Accounts receivable, net of allowance for doubtful accounts of $663,511 at December 31, 2012 and $237,844 at December 31, 2011	2,946,468	1,982,237
Inventory	194,652	150,593
Prepaid expenses	125,849	61,544
Other current assets	7,175	18,296
Income taxes receivable	82,656	74,683
TOTAL CURRENT ASSETS	3,966,490	3,122,018

LONG-TERM ASSETS
Patent, net	5,732	7,097
Property and equipment, net	27,744	54,606
System under rental program, net	34,771	64,783
Other long term assets	358,980	258,522
Deferred tax asset	20,000	14,000
Long-term accounts receivable – financed contracts	732,376	1,062,709
TOTAL LONG-TERM ASSETS	1,179,603	1,461,717
TOTAL ASSETS	$5,146,093	$4,583,735
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$359,018	$135,456
Payroll liabilities	31,115	27,359
Current portion of note payable	10,907	10,907
Deferred revenue - short term	22,409	45,600
Deferred tax liability	638,947	579,947
TOTAL CURRENT LIABILITIES	1,062,396	799,269
LONG-TERM LIABILITIES
Note payable, net of current portion	8,180	19,087
Deferred revenue - long term	1,457,793	1,228,629
TOTAL LIABILITIES	2,528,369	2,046,985

STOCKHOLDERS' EQUITY
Common stock, 0.001 par value; 25,000,000 shares authorized: 4,759,805 and 4,704,305 shares issued and outstanding at December 31, 2012 and December 31, 2011	4,760	4,704
Additional paid-in capital	1,874,857	1,818,613
Retained earnings	739,529	714,855
	2,619,146	2,538,172
Treasury stock, 1,000 shares (at cost) at December 31, 2012 and December 31, 2011	(1,422)	(1,422)
TOTAL STOCKHOLDERS’ EQUITY	2,617,724	2,536,750

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,146,093	$4,583,735

The accompanying notes are an integral part of these financial statements.

TABLE TRAC, INC.

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2012	2011

Revenues	$4,782,618	$2,623,819
Cost of sales	1,204,726	685,273
Gross profit	3,577,892	1,938,546
Operating Expenses:
Selling, general and administrative	3,616,539	2,678,231
Loss from operations	(38,647)	(739,685)
Interest / Other income	116,796	87,556
Income (loss) before taxes	78,149	(652,129)
Income tax expense (benefit)	53,475	(229,172)
Net income (loss)	$24,674	$(422,957)
Basic earnings (loss) per common share	$0.01	$(0.09)

Weighted-average basic shares outstanding	4,726,110	4,652,382

Diluted earnings (loss) per common share	$0.01	$(0.09)

Weighted-average diluted shares outstanding	4,726,110	4,652,382

The accompanying notes are an integral part of these financial statements.

TABLE TRAC, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-in	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total

BALANCE, DECEMBER 31, 2010	4,586,305	$4,586	$1,682,231	$1,137,812	$(1,422)	$2,823,207
Common stock issued to board of directors for 2011-2012 compensation	73,000	73	91,427	0	0	91,500
Common stock issued to employees for services	45,000	45	44,955	0	0	45,000

2011 Net Loss	0	0	0	(422,957)	0	(422,957)

BALANCE, DECEMBER 31, 2011	4,704,305	4,704	1,818,613	714,855	(1,422)	2,536,750
Common stock issued to board of directors for 2012 compensation	15,500	16	15,484	0	0	15,500
Common stock issued to employees for services	40,000	40	40,760	0	0	40,800

2012 Net Income	0	0	0	24,674	0	24,674

BALANCE, DECEMBER 31, 2012	4,759,805	$4,760	$1,874,857	$739,529	$(1,422)	$2,617,724

The accompanying notes are an integral part of these financial statements.

TABLE TRAC, INC.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2012	2011

OPERATING ACTIVITIES
Net income (loss)	$24,674	$(422,957)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	58,239	43,048
Allowance for other current assets	0	9,631
Deferred income taxes	53,000	(55,594)
Gain on sale of property and equipment	0	0
Allowance for doubtful accounts receivable	425,667	58,428
Stock issued for future services	24,000	0
Stock issued for services	56,300	101,416
Stock compensation expense	0	55,125
Changes in operating assets and liabilities:
Accounts receivable	(1,059,565)	(1,143,743)
Inventory	(44,059)	661
Prepaid expenses and other assets	(177,642)	(222,758)
Income taxes receivable	(7,973)	185,935
Accounts payable and accrued expenses	223,562	41,808
Payroll liabilities	3,756	27,359
Deferred revenue	205,973	1,249,229
Net cash used in operating activities	(214,068)	(72,412)

INVESTING ACTIVITIES
Purchase of domain name	0	0
Purchase of property and equipment	0	0
Proceeds from sale of property and equipment	0	0
Purchase of system under rental program	0	(25,498)
Net cash used in investing activities	0	(25,498)

FINANCING ACTIVITIES
Stock options exercised	0	0
Payments on long-term debt	(10,907)	(2,726)

Net cash used in financing activities	(10,907)	(2,726)

NET DECREASE IN CASH	(224,975)	(100,636)

CASH
Beginning of year	834,665	935,301
End of year	$609,690	$834,665

Cash received from (paid for) income taxes	$(8,448)	$374,032
Non-cash investing and financing
Purchase of vehicle with note payable	$0	$32,720
Restricted stock issued for future services	$0	$0
Common stock issued for future services	$0	$136,500

The accompanying notes are an integral part of these financial statements.

TABLE TRAC INC.

Notes to Financial Statements

December 31, 2012 and 2011

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

Concentrations of Risk

Cash Deposits in Excess of Federally Insured Limits

The Company maintains its cash balances at two financial institutions. Accounts are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company had approximately $353,000 and $470,000 of uninsured cash balances at December 31, 2012 and 2011, respectively.

Major Customers

The following table summarizes significant customer information for the years ended December 31, 2012 and 2011:

	For the Years Ended December 31,
	2012		2011
	% Sales	% AR	% Sales	% AR
A	13.2%	10.3%	21.8%	11.6%
B	10.0%	14.5%	13.0%	32.1%
C	0.8%	2.4%	11.4%	5.6%
D	1.3%	0.3%	4.1%	6.7%
E	2.7%	4.5%	6.1%	9.3%
F	8.5%	10.4%	2.9%	20.0%
G	9.8%	12.8%	0.0%	0.0%
H	7.1%	18.0%	0.0%	0.0%
I	14.0%	9.2%	0.0%	0.0%
J	2.7%	10.4%	0.0%	0.0%
All Others	29.9%	7.2%	40.7%	14.7%
Total	100.0%	100.0%	100.0%	100.0%

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

The Company does offer its customers contracts with extended payment terms.  The Company must evaluate if any extended payment terms in the contract is an indicator of the revenue not being fixed or determinable.  Provided all other revenue recognition criteria have been satisfied, the Company recognizes the revenue if payment of a significant portion of the systems sales is due within 12 months of the delivery of the product.  The Company also analyzes its standard business practice of using long-term contracts and the history of collecting on extended payment term contracts without making concessions for determining if revenue should be recognized.  Revenue and associated set-up costs are deferred if contract terms exceed historical collection results or if a substantial portion of the contract is not due within 12 months after delivery of the product.  The Company analyzes each contract for proper revenue recognition based on that contract’s facts and circumstances.  Interest is recorded upon receipt to “other income” on the statements of operations.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company held no cash equivalents at December 31, 2012 or 2011.

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

Inventory

Inventory, consisting of finished goods, is stated at the lower of cost or market. The average cost method is used to value inventory. Inventory is reviewed annually for the lower of cost or market and obsolescence. Any material cost found to be above market value or considered obsolete is written down accordingly. The Company had no obsolescence reserve at December 31, 2012 and 2011.

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

Intangible Asset

The Company has a patent number 5,957,776 relating to its table game management system. Expenses incurred in obtaining this patent are carried at cost and are being amortized over seventeen years using the straight-line method. Total patent costs were $23,472 with a net book value of $5,732 and $7,097 as of December 31, 2012 and 2011, respectively. The amortization expense was $1,365 and $1,364 for the years ended December 31, 2012 and 2011, respectively. Future amortization is $1,365 for each of the years ending 2013 through 2015 and $1,637 for the year ending 2016.

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

The Company accounts for income taxes pursuant to Financial Accounting Standards Board guidance. This guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than not (a greater than 50 percent likelihood of being realized) to be sustained upon examination by taxing authorities. The Company believes its income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves, or related accruals for interest and penalties have been recorded at December 31, 2012 and 2011. In accordance with the guidance, the Company has adopted a policy under which, if required to be recognized in the future, interest and penalties related to the underpayment of income taxes will be classified in operating expenses in the statements of operations. The Company has three open years of tax returns subject to examination.

Research and Development

Expenditures for research and product development costs are expensed as incurred. Research and development expenses were $377,516 and $149,265 for the years ended December 31, 2012 and 2011, and is included in selling, general and administrative expenses on the statements of operations.

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

There were no stock options issued during 2012 and 2011. The stock option plan expired on May 16, 2011.

Stock-based compensation expense related to options was $0 for the years ended December 31, 2012 and 2011. The Company estimates the amount of future stock-based compensation expense related to outstanding options to be $0.

Segment Reporting

The Company operates as one reporting segment.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and items defined as other comprehensive income (loss). Items defined as other comprehensive income (loss) include such items as foreign currency translation adjustments and unrealized gains (losses) on certain marketable securities. For the year ended December 31, 2012 and 2011, the Company had no items defined as other comprehensive income (loss).

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

NOTE 2. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following at:

	December 31, 2012	December 31, 2011

Accounts receivable under normal 30 day terms	$2,047,563	$875,013
Financed contracts:
Short-term	266,375	357,567
Current portion of long-term	1,296,041	987,501
Long-term, net of current portion	732,376	1,062,709
Total accounts receivable	4,342,355	3,282,790
Unbilled accounts receivable	0	0
Less allowance for doubtful accounts	(663,511)	(237,844)
Accounts receivable, net	$3,678,844	$3,044,946

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

Included in Accounts receivable - Financed contracts at December 31, 2012 and 2011 is $2,294,792 and $2,050,210 with an offset to deferred revenues on the balance sheet of $1,457,793 and $1,228,629 at December 31, 2012 and 2011.

A roll-forward of the Company’s allowance for doubtful accounts for the years ended is as follows:

	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011
Accounts receivable allowance, beginning of year	$237,844	$179,416
Provision adjustment during year	425,667	58,428
Write-off of bad debt	0	0
Accounts receivable allowance, end of year	$663,511	$237,844

The allowance for doubtful accounts as of December 31, 2012 is $339,308 for the trade receivables and $324,203 for the financed contracts. The allowance for doubtful accounts as of December 31, 2011 is $237,844 for the trade receivables and $0 for the financed contracts.

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at:

	December 31, 2012	December 31, 2011
Office equipment	$26,990	$26,990
Vehicles	77,374	77,374
	104,364	104,364
Less: accumulated depreciation	(76,620)	(49,758)
Property and equipment, net	$27,744	$54,606

Rental Equipment	$90,044	$90,044
Less: accumulated depreciation	(55,273)	(25,261)
Systems under rental program, net	$34,771	$64,783

Depreciation expense totaled $56,874 and $41,684 for the years ended December 31, 2012 and 2011, respectively.

NOTE 4. LONG-TERM DEBT

The Company entered into a $32,720 term note agreement with Nissan Motor Acceptance Company in September 2012. The note is payable in monthly installments of $909 and is non-interest bearing. The note is secured by the vehicle. The note expires in September 2014. The outstanding balance of the note was $19,087 at December 31, 2012.

Future maturities of long-term debt are as follows for the years ending December 31:

2013	$10,907
2014	8,180
Total	$19,087

NOTE 5. OPERATING LEASES

The Company has a five-year lease on new corporate office space in Minnetonka, Minnesota, which expires in July 2016. This lease has rent escalations from $2,727 to $3,103 per month, excluding operating expenses. Future minimum lease payments are as follows:

2013	$34,447
2014	35,376
2015	36,305
2016	21,719
Total	$127,847

Rent expense was $31,356 and $57,305 in 2012 and 2011, respectively.

NOTE 6. STOCKHOLDERS’ EQUITY

Common Stock

In January 2010, the Company amended its articles of incorporation to increase the number of authorized shares to 25,000,000.

In April 2010, the Company issued 67,571 shares, at $1.75 per share for a total cost of $118,249 to the Board of Directors for annual compensation for the period from April 1, 2010 to March 31, 2011. A total of $ 23,625 was recognized as stock compensation expense for 2011.

In July 2010, the Company recorded 25,000 shares, at $2.45 per share for a total cost of $61,250 to the investor relations firm per contract for the period from May 2010 to April 2011. A total of $ 20,416 was recognized as professional fees: shareholder relations for 2011.

In April 2011, the Company issued 37,000 shares of common stock to directors at $1.50 per share for a total director compensation expense of $55,500. The expense is for services rendered during the period from April 2011 through March 2012, with $6,000 total expense in 2012 and $49,500 total expense in 2011.

In July 2011, the Company issued 45,000 shares of common stock to employees at $1.00 per share for a total compensation expense of $45,000 total expense in 2011.

In July 2011, the Company issued 36,000 shares of common stock to directors at $1.00 for a total director compensation expense of $36,000. The expense is for services rendered during the period from July 2011 through June 2012, with $18,000 total expense in 2012 and $18,000 total expense in 2011.

In July 2012, the Company issued 40,000 shares of common stock to employees at $1.02 per share for a total compensation expense of $40,800 total expense in 2012.

In December 2012, the Company issued 15,500 shares of common stock to directors at $1.00 for a total director compensation expense of $15,500. The expense is for services rendered during 2012, with $15,500 total expense in 2012.

As of December 31, 2012, the Company holds 1,000 common stock shares in treasury at a total cost of $1,422 for future employee issuances under the bonus program which was part of the 2009 repurchase of shares.

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

In November 2010, the Company issued 70,000 fully vested five-year employee stock options with an exercise price of $1.75 per share.

The following is a summary of all activity involving options for the years ended December 31:

	Outstanding and	Weighted Average		Aggregate
	Exercisable Options	Exercise Price	Remaining Term	Intrinsic Value
Balance, December 31, 2010	70,000	1.750	5	$17,500

Granted	0
Exercised	0
Cancelled	0

Balance, December 31, 2011	70,000	1.750	4	$-

Granted	0
Exercised	0
Cancelled	10,000	1.750

Balance, December 31, 2012	60,000	1.750	3	$-

The aggregate intrinsic value in the table represents the difference between the closing stock price on December 31, 2012 and 2011 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on December 31, 2012 and 2011. Total fair value of options vested during the years ended December 31, 2012 and 2011 was $0.

The Company issues new shares when stock options are exercised.

NOTE 7. INCOME TAXES –

The income tax provision (benefit) consists of the following for the years ended December 31:

	2012	2011
Current tax expense (benefit)	$475	$(173,578)
Deferred tax expense (benefit)	53,000	(55,594)
Total income tax expense (benefit)	$53,475	$(229,172)

The reconciliation between expected federal income tax rates and the Company’s effective federal tax rates is as follows:

	2012		2011
	Amount	Percent	Amount	Percent
Expected federal tax	$27,875	34.0%	$(221,672)	(34.0)%
Permanent timing differences	11,700	14.3%	9,200	1.4%
State income tax, net of federal tax benefit	2,400	2.9%	(27,900)	(4.3)%
Other	11,500	14.0%	11,200	1.8%
Total	$53,475	65.2%	$(229,172)	(35.1)%

The following table summarizes the Company’s deferred tax assets and liabilities at December 31, 2012 and 2011:

	2012	2011
Current deferred tax asset (liabilities):
Accounts payable and accrued expenses	$99,000	$28,000
Accounts receivable	(1,649,000)	(1,262,000)
Allowance for doubtful accounts	252,000	91,000
Prepaid expenses	(48,000)	(23,000)
Deferred revenue	427,000	392,000
NOL - federal	280,053	194,053
Net current deferred tax liability	(638,947)	(579,947)
Long-term deferred tax asset (liability):
NOL - State	23,000	30,000
Book - Tax depreciation	(3,000)	(16,000)
Net long-term deferred tax asset (liability)	20,000	14,000
Net deferred tax liability	$(618,947)	$(565,947)

The net federal operating loss carryforward at December 31, 2012 was approximately $818,000 expiring in 2031 and the state net operating loss carryforward is approximately $564,000 which starts expiring in 2025. An allowance for net operating loss carryforward is recorded when the Company believes the amount may not be collected or fully utilized. Management believes the net operating loss carryforward, net of the allowance, is fully collectible or fully utilized. Management believes that any write-off not allowed for will not have a material impact on the Company’s financial position.

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

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for years ended December 31, 2012 and 2011:

	2012	2011
Basic earnings (loss) per share calculation:
Net income (loss) to common stockholders	$24,674	$(422,957)
Weighted average number of common shares outstanding	4,726,110	4,652,382
Basic net income (loss) per share	$0.01	$(0.09)

Diluted earnings (loss) per share calculation:
Net income (loss)	$24,674	$(422,957)
Weighted average number of common shares outstanding	4,726,110	4,652,382

Common stock equivalents:
Stock options	(2)	(1)
Weighted average diluted shares outstanding	4,726,110	4,652,382
Diluted net income (loss) per share	$0.01	$(0.09)

Stock options outstanding of (1) 70,000 were not included in the calculation as they would have been anti-dilutive.

Stock options outstanding of (2) 60,000 were not included in the calculation as they would have been anti-dilutive.

NOTE 9. GEOGRAPHIC CONCENTRATIONS

The Company sells its technologies and services to casinos in the United States, the Caribbean and countries in both Central and South America. For 2012 and 2011, 87% and 85% of the Company’s revenues were from the United States, 5% and 8% from the Caribbean, 1% and 5% from Central America, and 7% and 2% from South America, respectively.

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

As of December 31, 2012, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of December 31, 2012.

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

Management has concluded that our internal control over financial reporting was effective as of December 31, 2012.

There has been no change in our internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

MANAGEMENT

The executive officers and directors of the Company, with a brief description, are as follows:

Glenn Goulet	54	CEO, Director	Mr. Goulet became the Chief Executive Officer in July 2011 after serving as the Executive Vice President for Sales and Marketing since August 2010. Prior to joining Table Trac he served in management positions at both GTECH and INTRALOT, two leading gaming system technology providers with worldwide operations. From 2000 to 2005 he served as Senior Vice President at Multimedia Games, a leading game manufacturer and casino management system provider. In June 2005, Mr. Goulet founded Gaming Strategies + Insights, LLC, a market research firm focused on the gaming industry. He began his career as a market researcher with ABC News, the Republican National Committee and Market Strategies, a leading political polling firm.

			Mr. Goulet has been a director at Table Trac from December 2009 to August 2010 and since December 2011.

Chad B. Hoehne	51	President, Director	Mr. Hoehne is the President and founder of the Company. He has a B.S. degree in Business Administration, Finance and computer minor from Minnesota State University. Mr. Hoehne founded Table Trac, Inc. in 1994 after working nine years for a successful Minneapolis electronics manufacturer and software company.

			Mr. Hoehne has been on our board since the Company’s founding.

Brian Hinchley	47	CFO	Mr. Hinchley is the Chief Financial Officer of the Company. He has a B.A. degree in Business Administration/Accounting from the University of St. Thomas in St. Paul, Minnesota. Prior to joining Table Trac, Mr. Hinchley was the Chief Financial Officer from September 1998 to May 2011 of two privately owned international software companies, Intercim, LLC and WorkWise, Inc. Mr. Hinchley also served in accounting roles for Griffin Companies (a commercial real estate company) from May 1992 to August 1998.

			Mr. Hinchley has been our CFO since June 2011.

Robert R. Siqveland	68	Corporate Secretary	Mr. Siqveland is employed by Table Trac, Inc. as Executive Assistant. Mr. Siqveland has served as Corporate Secretary on the Board of Directors since 1999. Prior to joining Table Trac, Mr. Siqveland was an investment advisor with Summit Investment and venture capitalist with Property Growth Company for 25 years, providing “seed capital” and management to over 30 companies.

			Mr. Siqveland has been a director at Table Trac from 1999 through 2011.

Steven A. Browne	57	Director, Chairman of the Board, Chair of the Compensation Committee	Mr. Steve Browne has been involved in the gaming industry since the late 1970s and has been involved with companies as Del Webb’s Sahara Tahoe, the Eldorado, and Club Cal-Neva in northern Nevada. He worked in many positions at all levels, primarily in the area of table games management and operations. In 1988, Mr. Browne and two partners purchased Cactus Jacks Casino in Carson City, Nevada. He spent the next ten years as Treasurer and General Manager of that property. During that period, Steve was instrumental in developing a unique, customer-driven marketing and service program that took an underperforming casino down the road to seven years of double-digit growth. In 1997, he stepped down as General Manager and sold his interest in the casino. Since that time, Mr. Browne has developed a successful consulting practice specializing in the areas of customer service, player development, and casino operations. He works extensively with casino clients across North America and overseas. Mr. Browne is the author of two books, Gambling And Service: The Complete Book On Casinos, Customer Service, And Selling An Entertainment Experience That Enriches People’s Lives, and The Math of Player Development. He is also the author of several complete Service and Sales Training Programs for gaming employees and managers. Mr. Browne has been instrumental in leading the charge to developing customer service and customer-focused marketing as a competitive edge in today’s fiercely contested gaming markets.

			Mr. Browne has been a director at Table Trac since December 2010.

Louis Fornetti	63	Director, Chair of the Audit Committee	Mr. Fornetti has many years of experience in finance and corporate governance. Mr. Fornetti has served on the Board of Directors of Saxon Mortgage Corporation (NYSE) (2005-2006), American Medical Security (NYSE) (2003-2004), Stockwalk Corporation (NASD) (2001), and American Express Financial Advisors (1988-1995). Mr. Fornetti has also served on the Board of Directors of Othnet, Inc. (a private software development corporation) and IPool Corporation (a private consumer advocacy corporation). From 2004 to present, Mr. Fornetti has been a business advisor and consultant. His prior work experience includes service as the Executive Vice President and Chief Financial Officer of RBC Dain Rauscher (1995-1997), Senior Vice President and Chief Financial Officer of American Express Financial Advisors (1992-1995), corporate controller of American Express Financial Advisors (1985-1992), Vice President and Corporate Controller of St. Paul Travelers (f/k/a The St. Paul Companies, Inc.) (1979-1985), and audit manager at KPMG (Peat Marwick) (1972-1979). Mr. Fornetti received his B.A. from Northern Michigan and a CPA certificate from the State of Minnesota in 1974.

Mr. Fornetti has been a director at Table Trac since June 2011.

Gary Loebig	64	Director	Gary Loebig has over 27 years of experience in Class II and Class III gaming. Mr. Loebig is the Principal and a Founder of GLL Consulting, a consulting services company specializing in sales, marketing and product development and regulatory matters for Class II, Class III, Lottery, Charitable, and Commercial Gaming market segments. Mr. Loebig currently works with Multimedia Games as a consultant, which consulting relationship has been in place since 2008. From 1998 – 2008, Mr. Loebig served in various positions with Multimedia Games, including Executive Vice President – Sales and Interim Chief Executive Officer, on a variety of issues including Class II business strategies and new business development. Mr. Loebig has also held executive management positions at Stuart Entertainment, Inc. (NASDAQ), where he served as that corporation’s Senior Vice President – Market and Product Development, and at Directory Service Company (a private printing, publishing and advertising corporation), where he served as Vice President – Sales and Marketing. Mr. Loebig has a BBA and MBA degree from the University of Iowa.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers, directors and persons considered to be beneficial owners of more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission and Nasdaq. Officers, directors and greater-than-ten-percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company by its officers and directors, or the Company’s actual knowledge of transactions involving such officers and directors, the Company believes that all such filings were filed on a timely basis for fiscal year 2012.

Item 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth the cash and non-cash compensation for awarded to or earned by: (i) each individual who served as the principal executive officer and principal financial officer of Table Trac during the year ended December 31, 2012; and (ii) each other individual that served as an executive officer of Table Trac at the conclusion of the year ended December 31, 2012 and who received more than $100,000 in the form of salary and bonus during such fiscal year. For purposes of this report, these individuals are collectively the “named executives” of the Company.

Name and Principal Position		Salary	Other Annual Compensation		Stock Option Awards	Total
Chad Hoehne, President	2012	$238,038	$-		$-	$238,038
	2011	$268,087	$-		$-	$268,087
Glenn Goulet, CEO	2012	$173,090	$25,500	(1)	$-	$198,590
	2011	$121,369	$25,000	(1)	$-	$146,369
Brian Hinchley, CFO	2012	$136,469	$15,300	(1)	$-	$151,769
	2011 (2)	$-	$-		$-	$-

(1)	Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 with respect to a stock grant to the named executive for services during the year indicated.
(2)	Mr. Hinchley became the company’s CFO in June 2011.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The Company had no stock awards outstanding at December 31, 2012 for any named executives. The following table sets forth information for options outstanding at December 31, 2012 for our named executives.

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

COMPENSATION OF DIRECTORS

Name		Compensation	Other Annual Compensation	Stock Option Awards	Total
Chad Hoehne	2012	$0	$0	$0	$0
Glenn Goulet (1)	2012	0	0	0	0
Steven Browne (2)	2012	10,750	15,500	0	26,250
Louis Fornetti (3)	2012	15,750	0	0	15,750
Gary Loebig (4)	2012	12,000	0	0	12,000

(1)	Mr. Goulet joined the Board of Directors on December 8, 2011.
(2)	Mr. Browne joined the Board of Directors on December 16, 2010.
(3)	Mr. Fornetti joined the Board of Directors on June 15, 2011.
(4)	Mr. Loebig joined the Board of Directors on June 15, 2011.

Company directors are compensated on an annual award approved by the board plus expenses.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

As of the close of business on March 28, 2013, we had outstanding one class of voting securities—common stock—of which there were 4,759,805 shares issued and outstanding. Each share of common stock is currently entitled to one vote on all matters put to a vote of our shareholders. The following table sets forth the number of common shares, and percentage of outstanding common shares, beneficially owned as of March 28, 2013, by:

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

	Common Shares	Percentage of
	Beneficially	Common
Name and Address	Owned (1)	Shares (1)
Chad Hoehne (2)	1,306,100	27.44%
Robert Siqveland (3)	205,500	4.32%
Glenn Goulet (4)	125,571	2.64%
Brian Hinchley (5)	25,000	*
Steve A. Browne, Director (6)	31,500	*
Louis Fornetti, Director (7)	21,000	*
Gary Loebig, Director (8)	15,000	*
All directors and officers as a group (9)	1,729,671	36.34%
Doucet Capital, LLC (10)
2204 Lakeshore Drive, Suite 218
Birmingham, AL 35209	437,570	9.19%

* denotes less than one percent.

(1)	Beneficial ownership is determined in accordance with the rules of the SEC, and includes general voting power and/or investment power with respect to securities. Shares of common stock issuable upon exercise of options or warrants that are currently exercisable or exercisable within 60 days of the record rate, and shares of common stock issuable upon conversion of other securities currently convertible or convertible within 60 days, are deemed outstanding for computing the beneficial ownership percentage of the person holding such securities but are not deemed outstanding for computing the beneficial ownership percentage of any other person. Under the applicable SEC rules, each person’s beneficial ownership is calculated by dividing the total number of shares with respect to which they possess beneficial ownership by the total number of outstanding shares of the Company. In any case where an individual has beneficial ownership over securities that are not outstanding, but are issuable upon the exercise of options or warrants or similar rights within the next 60 days, that same number of shares is added to the denominator in the calculation described above. Because the calculation of each person’s beneficial ownership set forth in the “Percentage of Common Shares” column of the table may include shares that are not presently outstanding, the sum total of the percentages set forth in such column may exceed 100%.

(2)	Mr. Hoehne is the President and a director of the Company.

(3)	Mr. Siqveland is an officer of the Company and has served as a director.

(4)	Mr. Goulet is the Chief Executive Officer and a director of the Company. Shares listed in the table include 50,000 shares issuable upon the exercise of an outstanding option.

(5)	Mr. Hinchley is an officer of the Company.

(6)	Mr. Browne is a director of the Company.

(7)	Mr. Fornetti is a director of the Company.

(8)	Mr. Loebig is a director of the Company.

(9)	Consists of seven persons: Messrs. Hoehne, Siqveland, Goulet, Hinchley, Browne, Fornetti and Loebig.

(10) Share figures reflected in the table are based on a February 13, 2013 Schedule 13/G filing with the SEC, which is the Company’s most recent and best available information relating to Doucet Capital’s ownership of Company common stock. Based on the above-reference Schedule 13/G filing, voting and dispositive power with respect to these shares is exercised by Doucet Asset Management LLC.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

CERTAIN RELATIONSHIPS AND TRANSACTIONS

None.

DIRECTOR INDEPENDENCE

The Company does not have a standing nominating committee. Instead, the entire Board of Directors shares the responsibility of identifying potential director-nominees to serve on the Board of Directors.

The Board of Directors does have a standing Compensation Committee and Audit Committee. The Compensation Committee is composed of Messrs. Browne, Fornetti and Loebig (with Mr. Loebig serving as chairperson). The Audit Committee is composed of Messrs. Fornetti, Browne and Loebig (with Mr. Fornetti serving as chairperson). The Board of Directors has determined that Messrs. Browne, Fornetti and Loebig are “independent,” as such term is defined in Section 5605(a)(2) of the Nasdaq Listing Rules, and meets the criteria for independence set forth in Rule 10A-3(b)(1) under the Exchange Act. The preceding disclosure respecting director independence is required under applicable SEC rules. However, as a corporation whose shares are listed for trading on the OTCQB, the Company is not required to have any independent directors at all on its Board of Directors, or any independent directors serving on any particular committees of the Board of Directors.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm, Baker Tilly Virchow Krause, LLP, billed for the following services:

	2012	2011
Audit fees, including quarterly review of Form 10-Q	$42,814	$46,585
Tax fees	-	-
Audit-related fees	-	-
	$42,814	$46,585

The audit fees consisted of fees for the annual audit of the Company’s financial statements and the reviews of financial statements in quarterly reports on Form 10-Q.

Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. All services provided by the independent auditors during 2012 and 2011 have been approved by the Audit Committee or Board of Directors.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

FINANCIAL STATEMENTS

Included herein at Part II, Item 8, are the Financial Statements and the Report of the Independent Registered Public Accounting Firm.

EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation, filed with the Nevada Secretary of State on June 2, 1995 (incorporated by reference to Exhibit 3 to the registrant’s registration statement on Form 10SB-12G filed on December 6, 1999).
3.2	Amendment to Articles of Incorporation, filed with the Nevada Secretary of State on January 26, 2011 (incorporated by reference to Exhibit 3.2 to the registrant’s annual report on Form 10-K filed on March 28, 2013).
3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to the registrant’s annual report on Form 10-K filed on March 28, 2013).
31.1	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
31.2	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
32	Certification pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 2013

TABLE TRAC, INC.

/s/ Glenn Goulet
Glenn Goulet, Chief Executive Officer

/s/ Brian Hinchley
Brian Hinchley, Chief Financial Officer

DIRECTORS:

/s/ Steve Browne
Steve Browne, Director

/s/ Louis Fornetti
Louis Fornetti, Director

/s/ Gary Loebig
Gary Loebig, Director

/s/ Glenn Goulet
Glenn Goulet, Director

/s/ Chad B. Hoehne
Chad B. Hoehne, Director

