Form 10-Q
period 2013-03-31
TABLE TRAC INC
filed 2013-05-14
CIK 1090396

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013 or

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

As of May 14, 2013, the registrant had outstanding 4,759,805 shares of common stock, $.001 par value per share.

Table Trac, Inc.

Index

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 4. Controls and Procedures	13

PART II. OTHER INFORMATION
Item 6. Exhibits	14

SIGNATURES	15

1

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TABLE TRAC, INC.

CONTENTS

Page

CONDENSED FINANCIAL STATEMENTS

Condensed Balance Sheets	3

Condensed Statements of Operations	4

Condensed Statements of Cash Flows	5

Notes to Condensed Financial Statements	6

TABLE TRAC, INC.

CONDENSED BALANCE SHEETS (Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
CURRENT ASSETS
Cash	$1,253,812	$609,690
Accounts receivable, net of allowance for doubtful accounts of $663,511 at March 31, 2013 and December 31, 2012	2,203,006	2,946,468
Inventory	343,613	194,652
Prepaid expenses	190,216	125,849
Other current assets	6,395	7,175
Income taxes receivable	82,656	82,656
TOTAL CURRENT ASSETS	4,079,698	3,966,490

LONG-TERM ASSETS
Patent, net	5,391	5,732
Property and equipment, net	22,254	27,744
System under rental program, net	27,268	34,771
Other long term assets	316,340	358,980
Deferred tax asset	19,000	20,000
Long-term accounts receivable – financed contracts	384,288	732,376
TOTAL LONG-TERM ASSETS	774,541	1,179,603
TOTAL ASSETS	$4,854,239	$5,146,093

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$242,000	$359,018
Payroll liabilities	44,209	31,115
Current portion of note payable	10,907	10,907
Deferred revenue - short term	19,059	22,409
Deferred tax liability	642,947	638,947
TOTAL CURRENT LIABILITIES	959,122	1,062,396

LONG-TERM LIABILITIES
Note payable, net of current portion	5,453	8,180
Deferred revenue - long term	1,272,196	1,457,793
TOTAL LIABILITIES	2,236,771	2,528,369

STOCKHOLDERS' EQUITY
Common stock, 0.001 par value; 25,000,000 shares authorized: 4,759,805 shares issued and outstanding at March 31, 2013 and December 31, 2012	4,760	4,760
Additional paid-in capital	1,874,857	1,874,857
Retained earnings	739,273	739,529
	2,618,890	2,619,146
Treasury stock, 1,000 shares (at cost) at March 31, 2013 and December 31, 2012	(1,422)	(1,422)
TOTAL STOCKHOLDERS’ EQUITY	2,617,468	2,617,724

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,854,239	$5,146,093

See notes to condensed financial statements.

TABLE TRAC, INC.

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2013	2012

Revenues	$909,323	$795,488
Cost of sales	204,586	154,940
Gross profit	704,737	640,548
Operating Expenses:
Selling, general and administrative	721,835	816,177
Loss from operations	(17,098)	(175,629)
Interest income	21,842	25,474
Income (loss) before taxes	4,744	(150,155)
Income tax expense (benefit)	5,000	(53,000)
Net loss	$(256)	$(97,155)

Basic loss per common share	$(0.00)	$(0.02)

Weighted-average basic shares outstanding	4,759,805	4,704,305

Diluted loss per common share	$(0.00)	$(0.02)

Weighted-average diluted shares outstanding	4,759,805	4,704,305

See notes to condensed financial statements.

TABLE TRAC, INC.

CONDENSED STATEMENTS OF CASH FLOW (Unaudited)

	For the Three Months Ended March 31,
	2013	2012

OPERATING ACTIVITIES
Net loss	$(256)	$(97,155)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,334	14,829
Deferred income taxes	5,000	(53,000)
Stock issued for future services	0	15,000
Changes in operating assets and liabilities:
Accounts receivable	1,091,550	253,881
Inventory	(148,961)	(22,835)
Prepaid expenses and other assets	(20,947)	(72,792)
Accounts payable and accrued expenses	(117,018)	51,382
Payroll liabilities	13,094	30,018
Deferred revenue	(188,947)	17,477
Income taxes receivable / payable	0	(2,155)
Net cash provided by operating activities	646,849	134,650
FINANCING ACTIVITIES
Payments on note payable	(2,727)	(2,727)
Net cash used in financing activities	(2,727)	(2,727)
NET INCREASE IN CASH	644,122	131,923
CASH
Beginning of period	609,690	834,665
End of period	$1,253,812	$966,588

Cash paid for income taxes	$0	$(2,155)

See notes to condensed financial statements.

TABLE TRAC, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Nature of Business and Summary of Significant Accounting Policies –

Basis of Presentation

The accompanying unaudited condensed financial statements of Table Trac have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of March 31, 2013 and the statements of operations and cash flows for the three months ended March 31, 2013 and 2012 are unaudited but include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Table Trac Annual Report on Form 10-K for the year ended December 31, 2012.

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

Major Customers

The following tables summarize significant customer information for the three months ended March 31, 2013 and 2012:

	For the Three Months Ended March 31
	2013		2012
	% Sales	% AR	% Sales	% AR
A	41.1%	21.0%	7.8%	1.3%
B	4.7%	19.6%	1.4%	0.6%
C	8.3%	10.2%	7.8%	19.2%
D	0.0%	5.6%	21.6%	35.1%
E	0.6%	1.4%	22.8%	4.7%
F	14.4%	21.7%	0.0%	0.0%
All Others	30.9%	20.5%	38.6%	39.1%
Total	100.0%	100.0%	100.0%	100.0%

Inventory

Inventory, consisting of finished goods, is stated at the lower of cost or market. The average cost method is used to value inventory. Inventory is reviewed annually for the lower of cost or market and obsolescence. Any material cost found to be above market value or considered obsolete is written down accordingly. The Company had no obsolescence reserve at March 31, 2013 and December 31, 2012.

Research and Development

The Company expenses all costs related to research and development as incurred. Research and development expense was $2,303 and $152,906 for the three months ended March 31, 2013 and 2012, respectively. Research and development expenses are included in selling, general and administrative expenses on the statements of operations.

Deferred System Sales Costs

Deferred system sales costs consist of installed system costs incurred on participation-based contracts. These costs are recognized on a straight-line basis over the term of the contract which is generally 18-48 months beginning when revenues are generated. At the end of the contract period, the customer will typically receive title to the system.

2.	Accounts Receivable –

Accounts receivable consisted of the following at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012

Accounts receivable under normal 30 day terms	$344,491	$2,047,563
Financed contracts:
Short-term	585,110	266,375
Current portion of long-term	1,936,916	1,296,041
Long-term, net of current portion	384,288	732,376
Total accounts receivable	3,250,805	4,342,355
Less allowance for doubtful accounts	(663,511)	(663,511)
Accounts receivable, net	$2,587,294	$3,678,844

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

Included in Accounts receivable – Financed contracts at March 31, 2013 and December 31, 2012 is $2,321,205 and $2,294,792 with an offset to deferred revenues on the balance sheet of $1,272,196 and $1,457,793 at March 31, 2013 and December 31, 2012.

A roll-forward of the Company’s allowance for doubtful accounts is as follows:

	March 31, 2013	December 31, 2012

Accounts receivable allowance, beginning of period	$663,511	$237,844
Provision adjustment during period	0	425,667
Accounts receivable allowance, end of period	$663,511	$663,511

The allowance for doubtful accounts is $339,308 for the trade receivables and $324,203 for the financed contracts at both March 31, 2013 and December 31, 2012.

3.	Stockholders’ Equity –

As of March 31, 2013, the Company holds 1,000 common shares in treasury at a total cost of $1,422 for future employee issuances under the bonus program which was part of the 2009 repurchase of shares.

4.	Income Tax –

The Company accounts for income taxes by following the asset and liability approach to accounting for income taxes. Deferred tax assets and liabilities represent the future tax consequences of the differences between the financial statement carrying amounts of assets and liabilities versus the tax basis of assets and liabilities. Under this method, deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards. Deferred tax liabilities are recognized for taxable temporary differences. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The impact of the tax rate changes on deferred tax assets and liabilities is recognized in the year that the change is enacted. The federal net operating loss carryforward at March 31, 2013 was approximately $14,000 expiring in 2031 and the state net operating loss carryforward is approximately $140,000 which starts expiring in 2025. An allowance for net operating loss carryforward is recorded when the Company believes the amount may not be collected. Management believes the net operating loss carryforward, net of the allowance, is fully collectible. Management believes that any write-off not allowed for will not have a material impact on the Company's financial position.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Based on its evaluation, it has concluded that there are no significant unrecognized tax positions. The Company’s evaluation was performed for the tax years ended December 31, 2009 through 2012, the tax years that remain subject to examination by major tax jurisdictions as of March 31, 2013. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

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

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted loss per share for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Basic earnings per share calculation:
Net loss to common stockholders	$(256)	$(97,155)
Weighted average number of common shares outstanding	4,759,805	4,704,305
Basic net loss per share	$(0.00)	$(0.02)

Diluted earnings per share calculation:
Net loss	$(256)	$(97,155)
Weighted average number of common shares outstanding	4,759,805	4,704,305

Common stock equivalents:
Stock options	(1)	(1)
Weighted average diluted shares outstanding	4,759,805	4,704,305
Diluted net loss per share	$(0.00)	$(0.02)

(1)	Stock options outstanding of 60,000 were not included in the calculation as they would have been anti-dilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below should be read in conjunction with our audited financial statements, and notes thereto, contained in our Form 10-K filed with the SEC on March 28, 2013 relating to our year ended December 31, 2012.

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

General Overview

Table Trac is a Nevada corporation, formed on June 27, 1995, with principal offices in Minnetonka, Minnesota. The Company has developed and patented (U. S. patent number 5,957,776) a proprietary information and management system (Table Trac) that automates and monitors the operations of casino table games.

Since 2000, Table Trac has continued to add system functionality as well as develop related casino management system modules, including: guest rewards and patron loyalty; audit and accounting systems; vault and cage systems; promotional and marketing analysis; and administration capabilities. The Company’s current casino management system has been reviewed, tested and approved by Gaming Laboratories International (GLI).

In the first quarter 2013, Table Trac announced the signing of two new customer contracts in California. The casino management systems for both of these two properties are expected to be completely installed in the 2nd and early 3rd quarter of 2013. In this first quarter, the Company also entered into contracts to deliver the CountR cash redemption kiosk product at two properties. These kiosks were delivered and installed in the 2nd quarter of 2013. In the first quarter 2013, the Company provided casino management system equipment to an existing customer involved in a casino expansion and system upgrade.

At the end of the first quarter 2013, the Company had upgraded most of its current customers to Table Trac’s latest casino management system. The Company continues to upgrade its systems based on customer demand and requirements.

In the first quarter of 2013, the Company attended, and in some cases, exhibited at several trade show and industry events, including the Indian Gaming National Marketing Conference in California, the Western Indian Gaming Conference hosted by the California Nations Indian Gaming Association, the ICE Totally Gaming Show, the Caribbean Gaming Show, the National Indian Gaming Association, and the Gaming Technology Summit.

Discussion of Critical Accounting Policies

There were no changes to our accounting policies for the quarter. For our existing policies, see Note 1 in our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012.

Results of Operations - Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

During the three months ended March 31, 2013, loss from operations was $17,098 compared to $175,629 for the three months ended March 31, 2012. The major components of revenues, cost of sales and selling, general and administrative expenses are discussed below.

Revenues

Revenues totaled $909,323 for the three months ended March 31, 2013 compared to $795,488 for the three months ended March 31, 2012.  The following table summarizes our revenues for the three months ended March 31, 2013 and 2012, respectively:

	Three Months Ended March 31,
	2013	2012	2013	2012
			(percent of revenues)
System sales	$543,593	$416,612	59.8%	52.4%
License and maintenance fees	235,719	259,802	25.9%	32.6%
Other sales	130,011	119,074	14.3%	15.0%
Total revenues	$909,323	$795,488	100.0%	100.0%

During the three months ended March 31, 2013, the Company sold one larger add-on system to an existing customer compared to two smaller systems installed during the same period in 2012.  Other sales, which include sales of printers, kiosk software, mailing services and rental sales, increased over 2012 as a result of increased rental sales.

Cost of Sales

Cost of sales for the three months ended March 31, 2013 increased to $204,586 from $154,940 for the three months ended March 31, 2012.  The following table summarizes our cost of sales for the three months ended March 31, 2013 and 2012, respectively:

	Three Months Ended March 31,
	2013	2012	2013	2012
			(percent of revenues)
System sales	$68,946	$50,032	7.6%	6.3%
License and maintenance fees	49,650	34,500	5.4%	4.3%
Other sales	85,990	70,408	9.5%	8.9%
Total cost of sales	$204,586	$154,940	22.5%	19.5%

The Company's gross profit was 77.5% and 80.5% for the three months ended March 31, 2013 and 2012, respectively. This decrease is primarily due to the increase in maintenance fees related to a software interface with a third party compared to 2012.

Selling, General and Administrative Expenses

For the three months ended March 31, 2013, selling, general and administrative expenses were $721,835 compared to $816,177 for the same period in 2012.  Our most significant changes in operating expenses from the two three-month interim periods related to research and development programming costs and legal fees. A discussion of the various components of our operating expenses for the three months ended March 31, 2013 and 2012 appears below:

Research and development programming costs. Research and development programming costs decreased for the three months ended March 31, 2013, to $2,303 compared to $152,906 for the same period in 2012.  The decrease is related primarily to the absence of 2013 costs associated with the Tipping Point interface.

Legal Fees. Legal fees increased for the three months ended March 31, 2013 to $21,952 compared to $0 for the same period in 2012.  The increase is mostly related to efforts to collect against a former customer.

Interest Income

For the three months ended March 31, 2013, interest income was $21,842 compared to $25,474 for 2012.  This decrease is primarily related to the fewer contracts financed through the Company in 2013 compared to the same period in 2012.

Tax Provision

The income tax expense for the three months ended March 31, 2013 was $5,000 which was calculated at a 105.4% effective rate, compared to the tax benefit of $53,000 for the same period in 2012, which was calculated at a 35% effective rate. The increase in the quarterly effective rate is primarily related to the annual tax impact affected by the current quarterly results.

Net Income (loss)

Income before taxes for the three months ended March 31, 2013, was $4,744 compared to net loss before taxes of $150,155 for same period in 2012. Net loss for the three months ended March 31, 2013 was $256 compared to net loss of $97,155 for the same period in 2012. The basic loss per share was $0.00 compared to basic loss per share of $0.02 for the three months ended March 31, 2013 and 2012, respectively.

Backlog

The Company’s backlog generally consists of incomplete system installations and expansion of offerings for currently installed and supported systems.

The Company has two installation projects for casino management systems in its backlog at March 31, 2013.

The Company is currently serving gaming establishments in eight US states, as well as countries in Central and South America, and the Caribbean. The Company has a pipeline of opportunities and strategic partnerships that it is pursuing.

Liquidity and Capital Resources

Summary cash flow data is as follows

	For the Three Months Ended March 31,
	2013	2012

Cash flows provided by (used in):
Operating activities	$646,849	$134,650
Investing activities	0	0
Financing activities	(2,727)	(2,727)
Net increase in cash	644,122	131,923
Cash, beginning of period	609,690	834,665
Cash, end of period	$1,253,812	$966,588

At March 31, 2013, the Company had cash of $1,253,812 compared to cash of $966,588 on March 31, 2012. Changes in cash flows provided by operating activities related primarily to deferred income taxes, and changes in operating assets and liabilities, including accounts receivable, interest receivable, inventory, income taxes receivable, deferred system sales costs, accrued payroll and related withholding liabilities and deferred revenue.

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

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of March 31, 2013.

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

As of March 31, 2013, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of March 31, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibit	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith ).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith ).

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith ).

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 2013	Table Trac, Inc.
(Registrant)

	By:	/s/ Glenn Goulet
Glenn Goulet (Principal Executive Officer)

	By:	/s/ Brian Hinchley
Brian Hinchley (Principal Financial and Accounting Officer)

