Form 10-Q
period 2013-06-30
TABLE TRAC INC
filed 2013-08-13
CIK 1090396

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013 or

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

As of August 13, 2013, the registrant had outstanding 4,767,305 shares of common stock, $.001 par value per share.

Table Trac, Inc.

Index

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 4. Controls and Procedures	15

PART II. OTHER INFORMATION
Item 6. Exhibits	16

SIGNATURES	17

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TABLE TRAC, INC.

CONTENTS

Page

CONDENSED FINANCIAL STATEMENTS

Condensed Balance Sheets	3

Condensed Statements of Operations	4

Condensed Statements of Cash Flows	5

Notes to Condensed Financial Statements	6

TABLE TRAC, INC.

CONDENSED BALANCE SHEETS (Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
CURRENT ASSETS
Cash	$722,887	$609,690
Accounts receivable, net of allowance for doubtful accounts of $663,511 at June 30, 2013 and December 31, 2012	2,913,488	2,946,468
Inventory	358,579	194,652
Prepaid expenses	120,702	125,849
Other current assets	6,232	7,175
Income taxes receivable	83,906	82,656
TOTAL CURRENT ASSETS	4,205,794	3,966,490

LONG-TERM ASSETS
Patent, net	5,050	5,732
Property and equipment, net	16,764	27,744
System under rental program, net	19,765	34,771
Other long term assets	413,196	358,980
Deferred tax asset	21,000	20,000
Long-term accounts receivable – financed contracts	588,378	732,376
TOTAL LONG-TERM ASSETS	1,064,153	1,179,603
TOTAL ASSETS	$5,269,947	$5,146,093

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES

Accounts payable and accrued expenses	$294,804	$359,018
Payroll liabilities	37,647	31,115
Current portion of note payable	10,907	10,907
Deferred revenue - short term	5,509	22,409
Deferred tax liability	758,447	638,947
TOTAL CURRENT LIABILITIES	1,107,314	1,062,396

LONG-TERM LIABILITIES
Note payable, net of current portion	2,726	8,180
Deferred revenue - long term	1,343,099	1,457,793
TOTAL LIABILITIES	2,453,139	2,528,369

STOCKHOLDERS' EQUITY
Common stock, 0.001 par value; 25,000,000 shares authorized: 4,767,305 shares issued and outstanding at June 30, 2013 and 4,759,805 at December 31, 2012	4,767	4,760
Additional paid-in capital	1,878,675	1,874,857
Retained earnings	934,788	739,529
	2,818,230	2,619,146
Treasury stock, 1,000 shares (at cost) at June 30, 2013 and December 31, 2012	(1,422)	(1,422)
TOTAL STOCKHOLDERS’ EQUITY	2,816,808	2,617,724

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,269,947	$5,146,093

See notes to condensed financial statements.

TABLE TRAC, INC.

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenues	$1,425,043	$981,637	$2,334,366	$1,777,125
Cost of sales	421,306	268,654	625,892	423,594
Gross profit	1,003,737	712,983	1,708,474	1,353,531
Operating Expenses:
Selling, general and administrative	711,169	875,551	1,433,004	1,691,728
Income (loss) from operations	292,568	(162,568)	275,470	(338,197)
Interest income	16,447	26,749	38,289	52,223
Income (loss) before taxes	309,015	(135,819)	313,759	(285,974)
Income tax expense (benefit)	113,500	(38,775)	118,500	(91,775)
Net income (loss)	$195,515	$(97,044)	$195,259	$(194,199)

Basic earnings (loss) per common share	$0.04	$(0.02)	$0.04	$(0.04)

Weighted-average basic shares outstanding	4,760,794	4,707,821	4,760,302	4,706,063

Diluted earnings (loss) per common share	$0.04	$(0.02)	$0.04	$(0.04)

Weighted-average diluted shares outstanding	4,760,794	4,707,821	4,760,302	4,706,063

See notes to condensed financial statements.

TABLE TRAC, INC.

CONDENSED STATEMENTS OF CASH FLOW (Unaudited)

	For the Six Months Ended June 30,

	2013	2012

OPERATING ACTIVITIES
Net income (loss)	$195,259	$(194,199)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	26,668	29,657
Deferred income taxes	118,500	(92,250)
Stock issued for future services	0	24,000
Stock issued for services	3,825	40,800
Changes in operating assets and liabilities:
Accounts receivable	176,978	615,865
Inventory	(163,927)	(90,794)
Prepaid expenses and other assets	(48,126)	(21,246)
Accounts payable and accrued expenses	(64,214)	100,135
Payroll liabilities	6,532	3,125
Deferred revenue	(131,594)	(90,050)
Income taxes receivable / payable	(1,250)	(3,985)
Net cash provided by operating activities	118,651	321,058
FINANCING ACTIVITIES
Payments on note payable	(5,454)	(5,454)
Net cash used in financing activities	(5,454)	(5,454)
NET INCREASE IN CASH	113,197	315,604
CASH
Beginning of period	609,690	834,665
End of period	$722,887	$1,150,269

Cash received from (paid for) income taxes	$0	$(4,460)

See notes to condensed financial statements.

TABLE TRAC, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Nature of Business and Summary of Significant Accounting Policies –

Basis of Presentation

The accompanying unaudited condensed financial statements of Table Trac have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of June 30, 2013 and the statements of operations and cash flows for the three and six months ended June 30, 2013 and 2012 are unaudited but include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Table Trac Annual Report on Form 10-K for the year ended December 31, 2012.

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

Rental revenue

The Company offers certain new customers a rental contract.  Revenues are billed monthly based on a per-game per-day basis.  There is an option to purchase the system after the termination of the rental agreement at a pre-determined residual value.

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

Major Customers

The following tables summarize significant customer information for the three and six months ended June 30, 2013 and 2012:

	For the Six Months Ended June 30
	2013		2012
	% Sales	% AR	% Sales	% AR
A	9.1%	7.9%	12.1%	19.4%
B	0.0%	15.2%	16.5%	38.5%
C	0.5%	0.6%	10.3%	4.9%
D	0.9%	0.0%	18.8%	0.0%
E	11.2%	13.1%	0.0%	0.0%
F	48.4%	34.3%	7.8%	2.1%
G	3.7%	10.4%	0.0%	0.0%
All Others	26.2%	18.5%	34.5%	35.1%
Total	100.0%	100.0%	100.0%	100.0%

For the Three Months Ended June 30
	2013	2012
	% Sales	% Sales
A	9.5%	15.5%
B	0.0%	12.5%
C	0.4%	0.2%
D	0.7%	34.0%
E	9.2%	0.0%
F	53.1%	7.8%
G	3.0%	0.0%
All Others	24.1%	30.0%
Total	100.0%	100.0%

Inventory

Inventory, consisting of finished goods, is stated at the lower of cost or market. The average cost method is used to value inventory. Inventory is reviewed annually for the lower of cost or market and obsolescence. Any material cost found to be above market value or considered obsolete is written down accordingly. The Company had no obsolescence reserve as of June 30, 2013 and December 31, 2012.

Research and Development

The Company expenses all costs related to research and development as incurred. Research and development expense was $6,457 and $144,770 for the three months ended June 30, 2013 and 2012, and $8,761 and $297,676 for the six months ended June 30, 2013 and 2012. Research and development expenses are included in selling, general and administrative expenses on the statements of operations.

Deferred System Sales Costs

Deferred system sales costs consist of installed system costs incurred on participation-based contracts. These costs are recognized on a straight-line basis over the term of the contract which is generally 18-48 months beginning when revenues are generated. At the end of the contract period, the customer will typically receive title to the system.

2.	Accounts Receivable –

Accounts receivable consisted of the following as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012

Accounts receivable under normal 30 day terms	$1,189,933	$2,047,563
Financed contracts:
Short-term	449,334	266,375
Current portion of long-term	1,937,732	1,296,041
Long-term, net of current portion	588,378	732,376
Total accounts receivable	4,165,377	4,342,355
Less allowance for doubtful accounts	(663,511)	(663,511)
Accounts receivable, net	$3,501,866	$3,678,844

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

Included in Accounts receivable – Financed contracts as of June 30, 2013 and December 31, 2012 is $2,975,444 and $2,294,792 with an offset to deferred revenues on the balance sheet of $1,343,099 and $1,457,793 as of June 30, 2013 and December 31, 2012.

A roll-forward of the Company’s allowance for doubtful accounts is as follows:

	June 30, 2013	December 31, 2012
Accounts receivable allowance, beginning of period	$663,511	$237,844
Provision adjustment during period	0	425,667
Accounts receivable allowance, end of period	$663,511	$663,511

The allowance for doubtful accounts is $339,308 for the trade receivables and $324,203 for the financed contracts as of both June 30, 2013 and December 31, 2012.

3.	Stockholders’ Equity –

As of June 30, 2013, the Company holds 1,000 common shares in treasury at a total cost of $1,422 for future employee issuances under the bonus program which was part of the 2009 repurchase of shares.

4.	Income Tax –

The Company accounts for income taxes by following the asset and liability approach to accounting for income taxes. Deferred tax assets and liabilities represent the future tax consequences of the differences between the financial statement carrying amounts of assets and liabilities versus the tax basis of assets and liabilities. Under this method, deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards. Deferred tax liabilities are recognized for taxable temporary differences. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The impact of the tax rate changes on deferred tax assets and liabilities is recognized in the year that the change is enacted. The federal net operating loss carryforward as of June 30, 2013 was approximately $234,000 expiring in 2031 and the state net operating loss carryforward is approximately $256,000 which starts expiring in 2025. An allowance for net operating loss carryforward is recorded when the Company believes the amount may not be collected. Management believes the net operating loss carryforward, net of the allowance, is fully collectible. Management believes that any write-off not allowed for will not have a material impact on the Company's financial position.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Based on its evaluation, it has concluded that there are no significant unrecognized tax positions. The Company’s evaluation was performed for the tax years ended December 31, 2009 through 2012, the tax years that remain subject to examination by major tax jurisdictions as of June 30, 2013. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

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

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted loss per share for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Basic earnings (loss) per share calculation:
Net income (loss) to common stockholders	$195,515	$(97,044)	$195,259	$(194,199)
Weighted average number of common shares outstanding	4,760,794	4,707,821	4,760,302	4,706,063
Basic net income (loss) per share	$0.04	$(0.02)	$0.04	$(0.04)

Diluted earnings (loss) per share calculation:

Net income (loss)	$195,515	$(97,044)	$195,259	$(194,199)
Weighted average number of common shares outstanding	4,760,794	4,707,821	4,760,302	4,706,063

Common stock equivalents:
Stock options	(1)	(1)	(1)	(1)
Weighted average diluted shares outstanding	4,760,794	4,707,821	4,760,302	4,706,063
Diluted net income (loss) per share	$0.04	$(0.02)	$0.04	$(0.04)

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

In the second quarter 2013, Table Trac announced a customer expansion and the installation of a contract signed during the first quarter. The Cheyenne and Arapaho Tribes of Oklahoma delivered additional games for its travel plaza in Concho, Oklahoma during the second quarter. Table Trac has been providing casino management systems to the Cheyenne and Arapaho Tribe since 2008. The Company also completed the installation of its casino management system with one of its two new California casinos, and placed two CountR cash redemption kiosks with customers in the U.S.

The Company also signed a contract with the Turtle Mountain Band of Chippewas to install a casino management system at their newest casino in North Dakota. This installation will take place in the third quarter and is one of two projects in backlog at June 30, 2013.

In the second quarter of 2013, the Company attended the Southern Gaming Summit in Biloxi, Mississippi and exhibited at the Midwest Gaming Summit in Chicago.

Discussion of Critical Accounting Policies

There were no changes to our accounting policies for the quarter. For our existing policies, see Note 1 in our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012.

Results of Operations - Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

During the three months ended June 30, 2013, income from operations was $292,568 compared to a loss $162,568 for the three months ended June 30, 2012. The major components of revenues, cost of sales and selling, general and administrative expenses are discussed below.

Revenues

Revenues totaled $1,425,043 for the three months ended June 30, 2013 compared to $981,637 for the three months ended June 30, 2012.  The following table summarizes our revenues for the three months ended June 30, 2013 and 2012, respectively:

	Three Months Ended June 30,
	2013	2012	2013	2012
			(percent of revenues)
System sales	$983,174	$537,520	69.0%	54.8%
License and maintenance fees	232,834	258,259	16.3%	26.3%
Other sales	209,035	185,858	14.7%	18.9%
Total revenues	$1,425,043	$981,637	100.0%	100.0%

During the three months ended June 30, 2013, the Company delivered two systems compared to one system during the same period in 2012.  Other sales, which include sales of printers, kiosk software, mailing services and rental sales, increased over 2012 as a result of increased rental sales.

Cost of Sales

Cost of sales for the three months ended June 30, 2013 increased to $421,306 from $268,654 for the three months ended June 30, 2012.  The following table summarizes our cost of sales for the three months ended June 30, 2013 and 2012, respectively:

	Three Months Ended June 30,
	2013	2012	2013	2012
			(percent of revenues)
System sales	$238,405	$125,848	16.7%	12.8%
License and maintenance fees	49,734	34,500	3.5%	3.5%
Other sales	133,167	108,306	9.4%	11.0%
Total cost of sales	$421,306	$268,654	29.6%	27.4%

Gross profit	1,003,737	712,983	70.4%	72.6%

The Company's gross profit was 70.4% and 72.6% for the three months ended June 30, 2013 and 2012, respectively. This decrease is primarily due to the concentration of hardware on the systems sales during the quarter.

Selling, General and Administrative Expenses

For the three months ended June 30, 2013, selling, general and administrative expenses were $711,169 compared to $875,551 for the same period in 2012.  Our most significant changes in operating expenses from the three-month interim periods related to research and development programming costs and professional fees - consulting. A discussion of the various components of our operating expenses for the three months ended June 30, 2013 and 2012 appears below:

Research and development programming costs. Research and development programming costs decreased for the three months ended June 30, 2013, to $6,457 compared to $144,770 for the same period in 2012.  The decrease is related primarily to the absence of 2013 costs associated with the Tipping Point interface.

Professional Fees – Consulting. Professional fees – consulting decreased for the three months ended June 30, 2013 to $0 compared to $15,901 for the same period in 2012.  The decrease is mostly related to the absence of costs associated with GLI review and approval during the current quarter.

Interest Income

For the three months ended June 30, 2013, interest income was $16,447 compared to $26,749 for 2012.  This decrease is primarily related to contracts being further along their amortization schedules along with variances of interest rates through the Company in 2013 compared to the same period in 2012.

Tax Provision

The income tax expense for the three months ended June 30, 2013 was $113,500 which was calculated at a 36.7% effective rate, compared to the tax benefit of $38,775 for the same period in 2012, which was calculated at a 28.5% effective rate. The increase in the quarterly effective rate is primarily related to the annual tax impact affected by the current quarterly results.

Net Income (loss)

Income before taxes for the three months ended June 30, 2013, was $309,015 compared to net loss before taxes of $135,819 for same period in 2012. Net income for the three months ended June 30, 2013 was $195,515 compared to net loss of $97,044 for the same period in 2012. The basic earnings per share was $0.04 compared to basic loss per share of $0.02 for the three months ended June 30, 2013 and 2012, respectively.

Results of Operations - Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

During the six months ended June 30, 2013, income from operations was $275,470 compared to a loss of $338,197 for the six months ended June 30, 2012. The major components of revenues, cost of sales and selling, general and administrative expenses are discussed below.

Revenues

Revenues totaled $2,334,366 for the six months ended June 30, 2013 compared to $1,777,125 for the six months ended June 30, 2012.  The following table summarizes our revenues for the six months ended June 30, 2013 and 2012, respectively:

	Six Months Ended June 30,
	2013	2012	2013	2012
			(percent of revenues)
System sales	$1,526,767	$954,132	65.4%	53.7%
License and maintenance fees	468,553	518,061	20.1%	29.2%
Other sales	339,046	304,932	14.5%	17.1%
Total revenues	$2,334,366	$1,777,125	100.0%	100.0%

During the six months ended June 30, 2013, the Company sold three larger systems compared to three smaller systems installed during the same period in 2012.  Other sales, which include sales of printers, kiosk software, mailing services and rental sales, increased over 2012 as a result of increased rental sales.

Cost of Sales

Cost of sales for the six months ended June 30, 2013 increased to $625,892 from $423,594 for the six months ended June 30, 2012.  The following table summarizes our cost of sales for the six months ended June 30, 2013 and 2012, respectively:

	Six Months Ended June 30,
	2013	2012	2013	2012
			(percent of revenues)
System sales	$337,351	$175,881	14.4%	9.9%
License and maintenance fees	99,384	69,000	4.3%	3.9%
Other sales	189,157	178,713	8.1%	10.0%
Total cost of sales	$625,892	$423,594	26.8%	23.8%

Gross profit	$1,708,474	$1,353,531	73.2%	76.2%

The Company's gross profit was 73.2% and 76.2% for the six months ended June 30, 2013 and 2012, respectively. This decrease is primarily due to the concentration of hardware on the systems sales during the first 6 months of 2013 compared to the first six months of 2012.

Selling, General and Administrative Expenses

For the six months ended June 30, 2013, selling, general and administrative expenses were $1,433,004 compared to $1,691,728 for the same period in 2012.  Our most significant changes in operating expenses from the six-month interim periods related to research and development programming costs and professional fees - consulting. A discussion of the various components of our operating expenses for the six months ended June 30, 2013 and 2012 appears below:

Research and development programming costs. Research and development programming costs decreased for the six months ended June 30, 2013, to $8,761 compared to $297,676 for the same period in 2012.  The decrease is related primarily to the absence of 2013 costs associated with the Tipping Point interface.

Professional Fees – Consulting. Professional fees – consulting decreased for the three months ended June 30, 2013 to $0 compared to $30,339 for the same period in 2012.  The decrease is mostly related to the absence of costs associated with GLI review and approval.

Interest Income

For the six months ended June 30, 2013, interest income was $38,289 compared to $52,223 for 2012.  This decrease is primarily related to contracts being further along their amortization schedules along with variances of interest rates through the Company in 2013 compared to the same period in 2012.

Tax Provision

The income tax expense for the six months ended June 30, 2013 was $118,500 which was calculated at a 37.8% effective rate, compared to the tax benefit of $91,775 for the same period in 2012, which was calculated at a 32.1% effective rate. The increase in the quarterly effective rate is primarily related to the annual tax impact affected by the current quarterly results.

Net Income (loss)

Income before taxes for the six months ended June 30, 2013, was $313,759 compared to net loss before taxes of $285,974 for same period in 2012. Net income for the six months ended June 30, 2013 was $195,259 compared to net loss of $194,199 for the same period in 2012. The basic earnings per share was $0.04 compared to basic loss per share of $0.04 for the six months ended June 30, 2013 and 2012, respectively.

Backlog

The Company’s backlog generally consists of incomplete system installations and expansion of offerings for currently installed and supported systems.

The Company has two installation projects for casino management systems in its backlog at June 30, 2013.

The Company is currently serving gaming establishments in eight US states, as well as countries in Central and South America, and the Caribbean. The Company has a pipeline of opportunities and strategic partnerships that it is pursuing.

Liquidity and Capital Resources

Summary cash flow data is as follows

	For the Six Months Ended June 30,
	2013	2012

Cash flows provided by (used in):
Operating activities	$118,651	$321,058
Investing activities	0	0
Financing activities	(5,454)	(5,454)
Net increase in cash	113,197	315,604
Cash, beginning of period	609,690	834,665
Cash, end of period	$722,887	$1,150,269

As of June 30, 2013, the Company had cash of $722,887 compared to cash of $1,150,269 on June 30, 2012. Changes in cash flows provided by operating activities related primarily to deferred income taxes, and changes in operating assets and liabilities, including accounts receivable, inventory, income taxes receivable, deferred system sales costs, accrued payroll and related withholding liabilities, and deferred revenue.

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

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of June 30, 2013.

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

As of June 30, 2013, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of June 30, 2013.

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

Dated: August 13, 2013	Table Trac, Inc.
(Registrant)

	By:	/s/ Glenn Goulet
Glenn Goulet (Principal Executive Officer)

	By:	/s/ Brian Hinchley
Brian Hinchley (Principal Financial and Accounting Officer)

-17-