Form 10-Q
period 2013-09-30
TABLE TRAC INC
filed 2013-11-13
CIK 1090396

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013 or

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

As of November 13, 2013, the registrant had outstanding 4,767,305 shares of common stock, $.001 par value per share.

Table Trac, Inc.

Index

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 4. Controls and Procedures	16

PART II. OTHER INFORMATION
Item 6. Exhibits	16

SIGNATURES	17

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TABLE TRAC, INC.

CONTENTS

Page

CONDENSED FINANCIAL STATEMENTS

Condensed Balance Sheets	3

Condensed Statements of Operations	4

Condensed Statements of Cash Flows	5

Notes to Condensed Financial Statements	6

TABLE TRAC, INC.
CONDENSED BALANCE SHEETS (Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
CURRENT ASSETS
Cash	$904,423	$609,690
Accounts receivable, net of allowance for doubtful accounts of $663,511 at September 30, 2013 and December 31, 2012	3,043,802	2,946,468
Inventory	404,772	194,652
Prepaid expenses	79,477	125,849
Other current assets	6,249	7,175
Income taxes receivable	85,041	82,656
TOTAL CURRENT ASSETS	4,523,764	3,966,490

LONG-TERM ASSETS
Patent, net	4,709	5,732
Property and equipment, net	11,274	27,744
System under rental program, net	12,262	34,771
Other long term assets	503,462	358,980
Deferred tax asset	19,000	20,000
Long-term accounts receivable – financed contracts	1,038,047	732,376
TOTAL LONG-TERM ASSETS	1,588,754	1,179,603
TOTAL ASSETS	$6,112,518	$5,146,093

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES

Accounts payable and accrued expenses	$413,533	$359,018
Payroll liabilities	39,819	31,115
Current portion of note payable	10,907	10,907
Deferred revenue - short term	20,875	22,409
Deferred tax liability	805,947	638,947
TOTAL CURRENT LIABILITIES	1,291,081	1,062,396

LONG-TERM LIABILITIES
Note payable, net of current portion	0	8,180
Deferred revenue - long term	1,848,819	1,457,793
TOTAL LIABILITIES	3,139,900	2,528,369

STOCKHOLDERS' EQUITY
Common stock, 0.001 par value; 25,000,000 shares authorized: 4,767,305 shares issued and outstanding at September 30, 2013 and 4,759,805 at December 31, 2012	4,767	4,760
Additional paid-in capital	1,878,675	1,874,857
Retained earnings	1,090,598	739,529
	2,974,040	2,619,146
Treasury stock, 1,000 shares (at cost) at September 30, 2013 and December 31, 2012	(1,422)	(1,422)
TOTAL STOCKHOLDERS’ EQUITY	2,972,618	2,617,724

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,112,518	$5,146,093

See notes to condensed financial statements.

TABLE TRAC, INC.
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenues	$1,221,370	$994,818	$3,555,736	$2,771,943
Cost of sales	384,422	277,893	1,010,314	701,487
Gross profit	836,948	716,925	2,545,422	2,070,456
Operating Expenses:
Selling, general and administrative	659,163	763,729	2,092,167	2,455,457
Income (loss) from operations	177,785	(46,804)	453,255	(385,001)
Interest income	28,180	44,683	66,469	96,906
Income (loss) before taxes	205,965	(2,121)	519,724	(288,095)
Income tax expense (benefit)	50,155	2,250	168,655	(89,525)
Net income (loss)	$155,810	$(4,371)	$351,069	$(198,570)

Basic earnings (loss) per common share	$0.03	$(0.00)	$0.07	$(0.04)

Weighted-average basic shares outstanding	4,767,305	4,744,305	4,762,662	4,718,904

Diluted earnings (loss) per common share	$0.03	$(0.00)	$0.07	$(0.04)

Weighted-average diluted shares outstanding	4,767,305	4,744,305	4,762,662	4,718,904

See notes to condensed financial statements.

TABLE TRAC, INC.
CONDENSED STATEMENTS OF CASH FLOW (Unaudited)

	For the Nine Months Ended September 30,
	2013	2012

OPERATING ACTIVITIES
Net Income (loss)	$351,069	$(198,570)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	40,002	44,485
Deferred income taxes	168,000	(90,000)
Allowance for doubtful accounts	0	(29,616)
Stock issued for future services	0	24,000
Stock issued for services	3,825	40,800
Changes in operating assets and liabilities:
Accounts receivable	(403,005)	(614,514)
Inventory	(210,120)	(2,357)
Prepaid expenses and other assets	(97,184)	(168,013)
Accounts payable and accrued expenses	54,515	59,419
Payroll liabilities	8,704	9,572
Deferred revenue	389,492	1,001,362
Income taxes receivable / payable	(2,385)	(3,985)
Net cash provided by operating activities	302,913	72,583
FINANCING ACTIVITIES
Payments on note payable	(8,180)	(8,180)
Net cash used in financing activities	(8,180)	(8,180)
NET INCREASE IN CASH	294,733	64,403
CASH
Beginning of period	609,690	834,665
End of period	$904,423	$899,068

Cash received from (paid for) income taxes	$0	$(4,460)

See notes to condensed financial statements.

TABLE TRAC, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.           Nature of Business and Summary of Significant Accounting Policies –

Basis of Presentation

The accompanying unaudited condensed financial statements of Table Trac have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of September 30, 2013 and the statements of operations and cash flows for the three and nine months ended September 30, 2013 and 2012 are unaudited but include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Table Trac Annual Report on Form 10-K for the year ended December 31, 2012.

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

Major Customers

The following tables summarize significant customer information for the three and nine months ended September 30, 2013 and 2012:

	For the Nine Months Ended September 30
	2013		2012
	% Sales	% AR	% Sales	% AR
A	10.2%	7.2%	0.0%	0.0%
B	0.0%	13.1%	13.9%	26.6%
C	8.1%	3.5%	11.9%	11.4%
D	2.2%	14.3%	0.0%	0.0%
E	11.5%	8.9%	7.5%	20.6%
F	35.6%	26.7%	7.7%	1.4%
G	1.1%	0.0%	12.1%	0.0%
H	3.6%	8.4%	3.6%	10.4%
All Others	27.7%	17.9%	43.3%	29.6%
Total	100.0%	100.0%	100.0%	100.0%

For the Three Months Ended September 30
	2013	2012
	% Sales	% Sales
A	29.5%	0.0%
B	0.0%	9.2%
C	6.3%	11.5%
D	6.2%	0.0%
E	11.5%	20.9%
F	11.4%	7.6%
G	1.6%	0.0%
H	3.6%	9.9%
All Others	29.9%	40.9%
Total	100.0%	100.0%
Inventory

Inventory, consisting of finished goods, is stated at the lower of cost or market. The average cost method is used to value inventory. Inventory is reviewed annually for the lower of cost or market and obsolescence. Any material cost found to be above market value or considered obsolete is written down accordingly. The Company had no obsolescence reserve as of September 30, 2013 and December 31, 2012.

Research and Development

The Company expenses all costs related to research and development as incurred. Research and development expense was $7,076 and $72,395 for the three months ended September 30, 2013 and 2012, and $15,837 and $370,241 for the nine months ended September 30, 2013 and 2012. Research and development expenses are included in selling, general and administrative expenses on the statements of operations.

Deferred System Sales Costs

Deferred system sales costs consist of installed system costs incurred on participation-based contracts. These costs are recognized on a straight-line basis over the term of the contract which is generally 18-105 months beginning when revenues are generated. At the end of the contract period, the customer will typically receive title to the system.

2.	Accounts Receivable –

Accounts receivable consisted of the following as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012

Accounts receivable under normal 30 day terms	$1,187,307	$2,047,563
Financed contracts:
Short-term	522,614	266,375
Current portion of long-term	1,997,392	1,296,041
Long-term, net of current portion	1,038,047	732,376
Total accounts receivable	4,745,360	4,342,355
Less allowance for doubtful accounts	(663,511)	(663,511)
Accounts receivable, net	$4,081,849	$3,678,844

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

Included in Accounts receivable – Financed contracts as of September 30, 2013 and December 31, 2012 is $3,558,053 and $2,294,792 with an offset to deferred revenues on the balance sheet of $1,848,819 and $1,457,793 as of September 30, 2013 and December 31, 2012.

A roll-forward of the Company’s allowance for doubtful accounts is as follows:

	September 30, 2013	December 31, 2012
Accounts receivable allowance, beginning of period	$663,511	$237,844
Provision adjustment during period	0	425,667
Accounts receivable allowance, end of period	$663,511	$663,511

The allowance for doubtful accounts is $339,308 for the trade receivables and $324,203 for the financed contracts as of both September 30, 2013 and December 31, 2012.

3.	Stockholders’ Equity –

As of September 30, 2013, the Company holds 1,000 common shares in treasury at a total cost of $1,422 for future employee issuances under the bonus program which was part of the 2009 repurchase of shares.

4.	Income Tax –

The Company accounts for income taxes by following the asset and liability approach to accounting for income taxes. Deferred tax assets and liabilities represent the future tax consequences of the differences between the financial statement carrying amounts of assets and liabilities versus the tax basis of assets and liabilities. Under this method, deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards. Deferred tax liabilities are recognized for taxable temporary differences. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The impact of the tax rate changes on deferred tax assets and liabilities is recognized in the year that the change is enacted. The federal net operating loss carryforward as of September 30, 2013 was approximately $228,000 expiring in 2031 and the state net operating loss carryforward is approximately $287,000 which starts expiring in 2025. An allowance for net operating loss carryforward is recorded when the Company believes the amount may not be collected. Management believes the net operating loss carryforward, net of the allowance, is fully collectible. Management believes that any write-off not allowed for will not have a material impact on the Company's financial position.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Based on its evaluation, it has concluded that there are no significant unrecognized tax positions. The Company’s evaluation was performed for the tax years ended December 31, 2010 through 2012, the tax years that remain subject to examination by major tax jurisdictions as of September 30, 2013. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

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

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted loss per share for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Basic earnings (loss) per share calculation:
Net income (loss) to common stockholders	$155,810	$(4,371)	$351,069	$(198,570)
Weighted average number of common shares outstanding	4,767,305	4,744,305	4,762,662	4,718,904
Basic net income (loss) per share	$0.03	$(0.00)	$0.07	$(0.04)

Diluted earnings (loss) per share calculation:
Net income (loss)	$155,810	$(4,371)	$351,069	$(198,570)
Weighted average number of common shares outstanding	4,767,305	4,744,305	4,762,662	4,718,904

Common stock equivalents:
Stock options	(1)	(1)	(1)	(1)
Weighted average diluted shares outstanding	4,767,305	4,744,305	4,762,662	4,718,904
Diluted net income (loss) per share	$0.03	$(0.00)	$0.07	$(0.04)

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

In the third quarter 2013, Table Trac signed contracts with the Alturas Indian Rancheria and the Torres Martinez Desert Cahuilla Indians, to install the Company’s CasinoTrac casino management system at each of their respective California gaming venues, the Desert Rose Casino and the Red Earth Casino, respectively. The Company now has four casino management system contracts in California. The Company also placed three CountR cash redemption kiosks with customers in the U.S. The Company sold a table games management system to one of its existing clients in the third quarter. At the end of the quarter, this table games management system and one other casino management system remained in backlog and are expected to be installed in the fourth quarter.

The Company completed three casino management system installations in the third quarter.

In the third quarter of 2013, the Company exhibited at the Oklahoma Indian Gaming Association’s trade show and conference and attended the Global Gaming Expo (G2E) in Las Vegas. G2E is one of the industry’s largest and most attended trade show and conference.

Discussion of Critical Accounting Policies

There were no changes to our accounting policies for the quarter. For our existing policies, see Note 1 in our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012.

Results of Operations - Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

During the three months ended September 30, 2013, income from operations was $177,785 compared to a loss of $46,804 for the three months ended September 30, 2012. The major components of revenues, cost of sales and selling, general and administrative expenses are discussed below.

Revenues

Revenues totaled $1,221,370 for the three months ended September 30, 2013 compared to $994,818 for the three months ended September 30, 2012.  The following table summarizes our revenues for the three months ended September 30, 2013 and 2012, respectively:

	Three Months Ended September 30,
	2013	2012	2013	2012
			(percent of revenues)
System sales	$716,552	$443,051	58.7%	44.5%
License and maintenance fees	253,188	290,711	20.7%	29.2%
Other sales	251,630	261,056	20.6%	26.3%
Total revenues	$1,221,370	$994,818	100.0%	100.0%

During the three months ended September 30, 2013, the Company delivered three systems compared to two systems during the same period in 2012.

Cost of Sales

Cost of sales for the three months ended September 30, 2013 increased to $384,423 from $277,893 for the three months ended September 30, 2012. The following table summarizes our cost of sales for the three months ended September 30, 2013 and 2012, respectively:

	Three Months Ended September 30,
	2013	2012	2013	2012
			(percent of revenues)
System sales	$168,210	$68,714	13.8%	6.9%
License and maintenance fees	48,984	41,571	4.0%	4.2%
Other sales	167,228	167,608	13.7%	16.8%
Total cost of sales	$384,422	$277,893	31.5%	27.9%

Gross profit	$836,948	$716,925	68.5%	72.1%

The Company's gross profit was 68.5% and 72.1% for the three months ended September 30, 2013 and 2012, respectively. This decrease is primarily due to the concentration of hardware on the systems sales during the quarter.

Selling, General and Administrative Expenses

For the three months ended September 30, 2013, selling, general and administrative expenses were $659,163 compared to $763,729 for the same period in 2012.  Our most significant changes in operating expenses from the three-month interim periods related to research and development programming costs and professional fees - consulting. A discussion of the various components of our operating expenses for the three months ended September 30, 2013 and 2012 appears below:

Research and development programming costs. Research and development programming costs decreased for the three months ended September 30, 2013, to $7,076 compared to $72,395 for the same period in 2012.  The decrease is related primarily to the absence of 2013 costs associated with the Tipping Point interface and its applications within our core casino management system.

Professional Fees. Professional fees decreased for the three months ended September 30, 2013 to $26,445 compared to $61,387 for the same period in 2012.  The decrease is mostly related to the absence of costs associated with industry consultants and recruiting fees for an open position with the Company during the current quarter.

Interest Income

For the three months ended September 30, 2013, interest income was $28,180 compared to $44,683 for 2012.  This decrease is primarily related to contracts being further along their amortization schedules along with variances of interest rates through the Company in 2013 compared to the same period in 2012.

Tax Provision

The income tax expense for the three months ended September 30, 2013 was $50,155 which was calculated at a 24.4% effective rate, compared to the tax expense of $2,250 for the same period in 2012, which was calculated at a 106.1% effective rate. The increase in the quarterly effective rate is primarily related to the annual tax impact affected by the current quarterly results.

Net Income (loss)

Income before taxes for the three months ended September 30, 2013, was $205,965 compared to net loss before taxes of $2,121 for same period in 2012. Net income for the three months ended September 30, 2013 was $155,810 compared to net loss of $4,371 for the same period in 2012. The basic earnings per share was $0.03 compared to basic loss per share of $0.00 for the three months ended September 30, 2013 and 2012, respectively.

Results of Operations - Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

During the nine months ended September 30, 2013, income from operations was $453,255 compared to a loss of $385,001 for the nine months ended September 30, 2012. The major components of revenues, cost of sales and selling, general and administrative expenses are discussed below.

Revenues

Revenues totaled $3,555,736 for the nine months ended September 30, 2013 compared to $2,771,943 for the nine months ended September 30, 2012.  The following table summarizes our revenues for the nine months ended September 30, 2013 and 2012, respectively:

	Nine Months Ended September 30,
	2013	2012	2013	2012
			(percent of revenues)
System sales	$2,243,319	$1,397,183	63.1%	50.4%
License and maintenance fees	721,741	808,772	20.3%	29.2%
Other sales	590,676	565,988	16.6%	20.4%
Total revenues	$3,555,736	$2,771,943	100.0%	100.0%

During the nine months ended September 30, 2013, the Company sold six systems compared to five systems installed during the same period in 2012.  Other sales, which include sales of printers, kiosk software, mailing services and rental sales, increased over 2012 as a result of additional rental sales.

Cost of Sales

Cost of sales for the nine months ended September 30, 2013 increased to $1,010,314 from $701,487 for the nine months ended September 30, 2012. The following table summarizes our cost of sales for the nine months ended September 30, 2013 and 2012, respectively:

	Nine Months Ended September 30,
	2013	2012	2013	2012
			(percent of revenues)
System sales	$505,561	$244,595	14.2%	8.8%
License and maintenance fees	148,368	110,571	4.2%	4.0%
Other sales	356,385	346,321	10.0%	12.5%
Total cost of sales	$1,010,314	$701,487	28.4%	25.3%

Gross profit	$2,545,422	$2,070,456	71.6%	74.7%

The Company's gross profit was 71.6% and 74.7% for the nine months ended September 30, 2013 and 2012, respectively. The decrease is primarily due to the concentration of hardware on the systems sales during the first nine months of 2013 compared to the first nine months of 2012.

Selling, General and Administrative Expenses

For the nine months ended September 30, 2013, selling, general and administrative expenses were $2,092,167 compared to $2,455,457 for the same period in 2012.  Our most significant changes in operating expenses from the nine-month interim periods related to research and development programming costs and professional fees - consulting. A discussion of the various components of our operating expenses for the nine months ended September 30, 2013 and 2012 appears below:

Research and development programming costs. Research and development programming costs decreased for the nine months ended September 30, 2013, to $15,837 compared to $370,241 for the same period in 2012.  The decrease is related primarily to the absence of 2013 costs associated with the Tipping Point interface and its applications within our core casino management system.

Professional Fees – Consulting. Professional fees – consulting decreased for the nine months ended September 30, 2013 to $1,000 compared to $51,070 for the same period in 2012.  The decrease is mostly related to the absence of costs associated with GLI review and approval.

Interest Income

For the nine months ended September 30, 2013, interest income was $66,469 compared to $96,906 for 2012.  This decrease is primarily related to contracts being further along their amortization schedules along with variances of interest rates through the Company in 2013 compared to the same period in 2012.

Tax Provision

The income tax expense for the nine months ended September 30, 2013 was $168,655 which was calculated at a 32.5% effective rate, compared to the tax benefit of $89,525 for the same period in 2012, which was calculated at a 31.1% effective rate. The increase in the quarterly effective rate is primarily related to the annual tax impact affected by the current quarterly results.

Net Income (loss)

Income before taxes for the nine months ended September 30, 2013, was $519,724 compared to net loss before taxes of $288,095 for same period in 2012. Net income for the nine months ended September 30, 2013 was $351,069 compared to net loss of $198,570 for the same period in 2012. The basic earnings per share was $0.07 compared to basic loss per share of $0.04 for the nine months ended September 30, 2013 and 2012, respectively.

Backlog

The Company’s backlog generally consists of incomplete system installations and expansion of offerings for currently installed and supported systems.

The Company has two installation projects for a casino management system and table games management system in its backlog at September 30, 2013.

The Company is currently serving gaming establishments in ten US states, as well as countries in Central and South America, and the Caribbean. The Company has a pipeline of opportunities and strategic partnerships that it is pursuing.

Liquidity and Capital Resources

Summary cash flow data is as follows

	For the Nine Months Ended September 30,
	2013	2012

Cash flows provided by (used in):
Operating activities	$302,913	$72,583
Investing activities	0	0
Financing activities	(8,180)	(8,180)
Net increase in cash	294,733	64,403
Cash, beginning of period	609,690	834,665
Cash, end of period	$904,423	$899,068

As of September 30, 2013, the Company had cash of $904,423 compared to cash of $899,068 on September 30, 2012. Changes in cash flows provided by operating activities related primarily to deferred income taxes, and changes in operating assets and liabilities, including accounts receivable, inventory, income taxes receivable, deferred system sales costs, accrued payroll and related withholding liabilities, and deferred revenue.

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

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of September 30, 2013.

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

As of September 30, 2013, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of September 30, 2013.

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

Dated: November 13, 2013	Table Trac, Inc.
(Registrant)

	By:	/s/ Glenn Goulet
Glenn Goulet (Principal Executive Officer)

	By:	/s/ Brian Hinchley
Brian Hinchley (Principal Financial and Accounting Officer)

- 17 -