Form 10-K
period 2013-12-31
TABLE TRAC INC
filed 2014-03-26
CIK 1090396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2013 was approximately $2.4 million based on the closing sales price of the registrant’s common stock on that date ($.91 per share). As of March 26, 2014, the Company had outstanding 4,774,805 shares of common stock, $0.001 par value.

DOCUMENTS INCORPORATED IN PART BY REFERENCE

None.

Table Trac, Inc.

PART I

Item 1. Business.

GENERAL

Table Trac, Inc. (the “Company” or “Table Trac”) is a Nevada corporation, formed on June 27, 1995, with principal offices in Minnetonka, Minnesota.

The Company has developed and patented (U.S. patent # 5,957,776) a proprietary information and management system (called our “Table Trac” system) that automates and monitors the operations of casino table game operations. In addition to its table games management system, Table Trac has been adding functionality to related casino system modules for guest rewards and loyalty club, marketing analysis, guest service, promotions, administration / management, vault / cage management and audit / accounting tasks. Aggregated together, all of these modules have become the “Casino Trac” product, a full-featured Casino Management System (CMS) offering what we believe to be a powerful combination of value, efficiency and reliability for casinos seeking to add or upgrade their casino systems.

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

The Company continues to increase its market share by expanding its product offerings to include new system features, and ancillary products.

TABLE TRAC INSTALLATIONS

Table Trac currently has casino management systems, table games management systems and ancillary products installed with on-going support and maintenance contracts at forty-six casinos worldwide in the U.S., Caribbean, Central and South America.

AVAILABILITY OF TABLE TRAC

Table Trac systems are available for purchase from the Company by any legal gambling casino in the U.S. and legal casinos operating outside the U.S. Table Trac’s systems are purchased, installed and sold with a monthly license and maintenance contract whereby Table Trac performs required maintenance on its systems to assure trouble-free operations.

MANUFACTURING CAPABILITIES

The Company designs and manufacturers its own table game interface units and slot machine gaming machine interface boards using the services of third-party electronics assembly firms. The Company has relationships with a host of third-party electronic and gaming equipment manufacturers that can be readily available for hire, as needed.

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

EMPLOYEES

As of December 31, 2013, the Company had 18 full-time equivalents with an employee headcount of 19, and engaged the services of two contract specialists during the course of the year.

 BUSINESS SEGMENTS

The Company operates as one reporting segment.

RECENT DEVELOPMENTS

The Company signed eight new customer contracts representing nine casinos in 2013 and expanded the Company’s presence into two new U.S. jurisdictions, California and North Dakota. At the end of 2013, the Company had casino management systems, table games management systems and ancillary products installed with on-going support and maintenance contracts at forty-six casinos worldwide and had one casino management system installation in backlog, which was started and completed in the 1st quarter of 2014.

At its annual shareholder meeting in June 2013, the Company re-elected Steven A. Browne, Louis Fornetti, and Gary Loebig as its independent board members; along with Chad Hoehne, Table Trac’s, President and founder, and Glenn Goulet, its chief executive officer, to the Board of Directors. The board re-elected Mr. Browne as Chairman of the Board; while Mr. Fornetti and Mr. Loebig were re-elected to serve as chairmen of the audit and compensation committees, respectively.

During 2013, the Company participated in several key industry trade shows and conferences, including the ICE Gaming Show, the Caribbean Gaming Show, the National Indian Gaming Association Trade Show and Conference, the Gaming Technology Summit, the Midwest Gaming Conference, the Oklahoma Indian Gaming Association Trade Show and Conference, Raving’s Casino Marketing Conference and Table Games Conference, and Global Gaming Expo (G2E), the industry’s premier event.

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

There is a significant amount of litigation that occurs in the gaming and technology industry generally. A successful challenge to or invalidation of one of our patents or trademarks, a successful claim of infringement by a third party against us, our products, or one of our licensees in connection with the use of our technology, or an unsuccessful claim of infringement made by us against a third party or its products could adversely affect our business or cause us financial harm. Any such litigation – whether with or without merit – could:

•	be expensive and time consuming to defend;

•	cause one or more of our patents to be ruled or rendered unenforceable or invalid;

•	cause us to cease making, licensing or using products that incorporate the challenged intellectual property;

•	require us to redesign, reengineer or rebrand our products;

•	divert management's attention and resources;

•	require us to pay significant amounts in damages;

•	require us to enter into royalty, licensing or settlement agreements in order to obtain the right to use a necessary product, process or component;

•	limit our ability to bring new products to the market in the future; or

•	cause us, by way of injunction. to have to remove products on lease and/or stop selling or leasing new products.

The gaming industry is highly regulated and we must adhere to various regulations and maintain applicable licenses to continue our operations. Failure to abide by regulations or maintain applicable licenses could be disruptive to our business and could adversely affect our operations.

We and our products are subject to extensive regulation under federal, state, local and foreign laws, rules and regulations of the jurisdictions in which we do business and our products are used. Violations of laws in one jurisdiction could result in disciplinary action in other jurisdictions. Licenses, approvals or findings of suitability may be revoked, suspended or conditioned. In sum, we may not be able to obtain or maintain all necessary registrations, licenses, permits or approvals. We cannot assure that the licensing process will not result in delays or adversely affect our operations and our ability to maintain key personnel, or that complying with these regulations will not increase our costs.

We may be unable to obtain licenses in new jurisdictions where our customers operate.

We will become subject to regulation in any jurisdiction where our customers operate in the future. To expand into any such jurisdiction we may need to be licensed, or obtain approvals of our products or services. If we do not receive, or receive a revocation of a license in a particular jurisdiction for our products, we would not be able to sell or place our products in that jurisdiction.

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

Financial markets worldwide can experience disruption, including, among other things, diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations. It is possible that the disruption in financial markets will continue or even that there will be a further deterioration in financial markets and confidence in major economies.

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

If fewer players visit our customers’ facilities, if such players have less disposable income to spend at our customers’ facilities or if our customers are unable to devote resources to purchasing and leasing our products, there could be an adverse effect on our business. Such risks that affect our customers include, but are not limited to:

•	adverse economic and market conditions in gaming markets, including recession, economic slowdown, higher interest rates, higher airfares and higher energy and gasoline prices;

•	global geopolitical events such as terrorist attacks and other acts of war or hostility;

•	natural disasters such as major fires, floods, hurricanes and earthquakes; and

•	inability of our customers to operate due to regulatory disputes, or inability to meet their debt obligations.

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

There is intense competition in the gaming management and gaming products industry which is characterized by dynamic customer demand and rapid technological advances. Today, there are many systems providers in the U.S. and abroad offering casinos and gaming operators “total solution” casino management and table games management systems. As a result, we must continually adapt our approach and our products to meet this demand and match technological advances and if we cannot do so, our business results of operations or financial condition may be adversely impacted. Conversely, the development of new competitive products or the enhancement of existing competitive products in any market in which we operate could have an adverse impact on our business, results of operations or financial condition. If we are unable to remain dynamic in the face of changes in the market, it could have a material adverse effect on our business, results of operations or financial condition.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The Company has a lease on corporate office space in Minnetonka, Minnesota and took possession of the leased space in January 2011. The lease expires on June 30, 2016, and includes over 4,400 square feet of office and warehouse space. The monthly rent payment is approximately $2,727 with periodic escalators to approximately $3,103 per month, excluding operating expenses. The Company believes this space is adequate for its business needs and any future expansion.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information: The Company’s common stock is quoted for trading on the OTCQB over-the-counter quotation service under the symbol “TBTC.” The OTCQB is a middle-tier quotation marketplace operated by OTC Markets (formerly known as The Pink Sheets). Prior to February 22, 2011, the Company’s common stock had been quoted for trading on the over-the-counter bulletin board (the OTCBB) under the trading symbol TBTC.OB. The following table sets forth the high and low bid prices for our common stock as reported by the OTCQB in 2013 and 2012. These quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions. Trading in the Company’s common stock during the period represented was sporadic, exemplified by low trading volume and many days during which no trades occurred.

	2013
Price per Share Calendar Year	High	Low
Annual Price per Share	$1.15	$0.50
First Quarter, January -March	$0.99	$0.50
Second Quarter, April - June	$1.05	$0.51
Third Quarter, July - September	$0.99	$0.70
Fourth Quarter, October - December	$1.15	$0.66

	2012
Price per Share Calendar Year	High	Low
Annual Price per Share	$1.05	$0.25
First Quarter, January -March	$1.05	$0.25
Second Quarter, April - June	$1.02	$0.42
Third Quarter, July - September	$1.00	$0.26
Fourth Quarter, October - December	$0.99	$0.99

Holders: As of March 26, 2014, the Company had outstanding 4,774,805 shares of common stock held by approximately 70 holders of record.

Dividends: No dividends were declared or paid in 2013 or 2012.

Securities Authorized Under Equity Compensation Plans: The table below sets forth certain information, as of the close of business on December 31, 2013, regarding equity compensation plans (including individual compensation arrangements) under which securities of the Company were then authorized for issuance.

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

Unregistered Sales of Securities: During 2013, the Company made the following issuances and sales of unregistered securities:

In June 2013, the Company issued 7,500 shares of common stock to a director at $.51 for a total director compensation expense of $3,825. The expense is for services rendered during the period January 1 through June 30 2013, with $3,825 total expense in 2013. The shares were issued pursuant to the exemption set forth in Section 4(2) of the Securities Act on the basis that all recipients of such shares were directors of the Company.

In December 2013, the Company issued 7,500 shares of common stock to a director at $.90 for a total director compensation expense of $6,750. The expense is for services rendered during the period July 1 through December 31 2013, with $6,750 total expense in 2013. The shares were issued pursuant to the exemption set forth in Section 4(2) of the Securities Act on the basis that all recipients of such shares were directors of the Company.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash position at December 31, 2013 was $1,038,288, an increase of $428,598 from $609,690 at December 31, 2012. Management believes that the Company has adequate cash to meet its obligations and continue operations for both existing customer contracts and ongoing product development for at least the next 12 months. The Company presently has no bank line of credit or other financing arrangements except for a note payable of $8,180, which is expected to be paid in full in 2014. As a result, its sole sources of liquidity are cash, receivables and potentially other current assets. Management is not aware of any trends or any known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the registrant’s liquidity increasing or decreasing in any material way.

Net cash flows provided by operating activities during the year ended December 31, 2013 was $439,505 compared with net cash flows used in operating activities of ($214,068) for the same period in 2012. This change of $650,846 was caused primarily by improved income from operations in 2013 compared to 2012.

Net cash used in financing activities was ($10,907) during the year ended December 31, 2013, and was the same amount for 2012.

On December 31, 2013, total stockholders’ equity was $3,208,662. This compared to a stockholders’ equity of $2,617,724 in 2012, which is an increase of $590,938 or 22.5%.

The Company’s operations are not capital intensive. The basic product of the Company is computer software developed by its employees. Most manufacturing is done after the Company receives an order, so there is little product inventory held by the Company.

RESULTS OF OPERATIONS, YEAR ENDED DECEMBER 31, 2013 COMPARED TO YEAR ENDED DECEMBER 31, 2012

The most significant events that affected the 2013 results of operations were the Company’s (1) installation of nine casino management systems at seven operating entities; (2) expansion into the California market and expansion efforts into several other U.S. markets; and (3) the completion of the R&D services contract early in 2013 in relation to the company’s new content management system.

Inflation for the previous three years ended December 31, 2013 has been negligible, having no material effect on the Company’s operations. Increased inflation may put the Company’s cash holdings at risk for a loss of real value. As a result, the Company expects to periodically evaluate inflation pressure and take appropriate steps to place its available cash and cash equivalents into conservative and less inflation-sensitive investments.

 A breakout of revenue by type is as follows:

	For the Years Ended December 31,
	2013	2012	2013	2012
			(percent of revenues)
System sales	$3,394,306	$2,806,863	63.8%	58.7%
License and maintenance fees	994,776	1,118,120	18.7%	23.4%
Other sales	933,282	857,635	17.5%	17.9%
Total revenues	$5,322,364	$4,782,618	100.0%	100.0%

Revenues increased from $4,782,618 in 2012 to $5,322,364 in 2013. The increase of $539,746 was due to new installations which affected 2013 revenues as well as installations which occurred in 2012 and had recurring monthly revenue recognition in 2013. System sales revenues increased from $2,806,863 in 2012 to $3,394,306 in 2013, a 20.9% increase of $587,443, due to 2013 new system installations as well as 2012 financed contracts which had revenue recognition in 2013 of $899,429 due to receipt of payments. Ongoing maintenance revenue has decreased from $1,118,120 in 2012 to $994,776 in 2013, an 11.0% decrease of $123,344, due to the loss of one customer at the beginning of 2013. Other sales, which includes Cash IO kiosk sales, promotional kiosk software sales, and rental sales has increased from $857,635 in 2012 to $933,282 in 2013, an 8.8% increase of $75,647.

Cost of sales increased to $1,553,101 in 2013 from $1,204,726 in 2012. The increase of $348,375 was primarily due to more third party sales in 2013 compared to 2012, which have lower margins than system sales.

 A breakout of cost of sales by type is as follows:

	For the Years Ended December 31,
	2013	2012	2013	2012
			(percent of revenues)
System sales	1,076,801	$800,249	20.2%	16.7%
License and maintenance fees	180,228	159,961	3.4%	3.3%
Other sales	296,072	244,516	5.6%	5.1%
Total cost of sales	$1,553,101	$1,204,726	29.2%	25.2%

Deferred revenues – short-term increased to $44,950 in 2013 from $22,409 in 2012. The balance represents down payments received for system installations on order at year-end and annual payments of maintenance. The deferred revenue is non-refundable and is recognized as revenue when the system installations are completed or as invoices are due. As of December 31, 2013, the Company was not in the process of actively installing any new Table Trac systems.

Deferred revenues – long-term increased to $1,536,862 in 2013 from $1,457,793 in 2012. The balance represents contracts which have been signed and invoiced, but revenue will be recognized and cash collected monthly over multiple years. The amount in 2013 represents three contracts which were signed and installed during the year combined with the contracts installed in 2012 which had deferred revenue remaining as of December 31, 2013.

The gross margin in 2013 was $3,769,263 or 70.8% of sales compared with $3,577,892 or 74.8% of sales in 2012. The decrease of gross margin was primarily due to higher other sales noted above in 2013 compared to 2012 which generally have a lower margin.

Total operating expenses decreased from $3,616,539 in 2012 to $2,965,006 in 2013. This 18.0% decrease of $651,533 was primarily due the decrease of subcontracted research and development costs compared to 2012 as a result of the successful completion of the project at the end of 2012.

Interest / Other income decreased in 2013 to a net amount of $95,561 from $116,796 in 2012; the 18.2% decrease of $21,235 is due to a lower amount of long-term financed contracts in 2013 compared to 2012.

The provision for income taxes was $319,455 in 2013, for an effective rate of 35.5%, compared to a provision for income taxes of $53,475 for an effective rate of 68.4% in 2012. The change in rates is primarily due to a 2012 profit for financial results and a loss for tax purposes that was carried forward to offset tax profits for 2013.

The net income for 2013 was $580,363 compared to $24,674 for 2012, which is an improvement of $555,689.

The basic and diluted earnings per share in 2013 was $0.12 compared to $0.01 in 2012.

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

Accounts receivable consisted of the following at December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012

Accounts receivable under normal 30 day terms	$1,322,680	$2,047,563
Financed contracts:
Short-term	332,209	266,375
Current portion of long-term	1,697,577	1,296,041
Long-term, net of current portion	904,410	732,376
Total accounts receivable	4,256,876	4,342,355
Less allowance for doubtful accounts	(112,054)	(663,511)
Accounts receivable, net	$4,144,822	$3,678,844

Inventory

Inventory, consisting of finished goods, is stated at the lower of cost or market. The average cost method is used to value inventory. Inventory is reviewed annually for the lower of cost or market and obsolescence. Any material cost found to be above market value or considered obsolete is written down accordingly. The Company had no obsolescence reserve at December 31, 2013 and 2012.

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

Stock-based Compensation

The Company recognizes the cost of stock-based compensation plans and awards in operations on a straight-line basis over the vesting period of the awards. The Company measures and recognizes compensation expense for all stock-based payment awards made to employees and directors. The compensation expense for the Company’s stock-based payments is based on estimated fair values using the Black-Scholes pricing model at the time of the grant.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors

Table Trac, Inc.

Minnetonka, MN

We have audited the accompanying balance sheets of Table Trac, Inc. as of December 31, 2013 and 2012, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Table Trac, Inc. as of December 31, 2013 and 2012 and the results of its operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, Minnesota

March 26, 2014

TABLE TRAC, INC.

BALANCE SHEETS

	December 31, 2013	December 31, 2012
ASSETS
CURRENT ASSETS
Cash	$1,038,288	$609,690
Accounts receivable, net of allowance for doubtful accounts of $112,054 at December 31, 2013 and $663,511 at December 31, 2012	3,240,412	2,946,468
Inventory	474,778	194,652
Prepaid expenses	146,102	125,849
Other current assets	631	7,175
Income taxes receivable	85,551	82,656
TOTAL CURRENT ASSETS	4,985,762	3,966,490

LONG-TERM ASSETS
Patent, net	4,367	5,732
Property and equipment, net	10,953	27,744
System under rental program, net	4,759	34,771
Other long-term assets	428,500	358,980
Deferred tax asset	20,000	20,000
Long-term accounts receivable – financed contracts	904,410	732,376
TOTAL LONG-TERM ASSETS	1,372,989	1,179,603
TOTAL ASSETS	$6,358,751	$5,146,093

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$567,051	$359,018
Payroll liabilities	35,299	31,115
Current portion of note payable	8,180	10,907
Deferred revenue – short-term	44,950	22,409
Deferred tax liability	957,747	638,947
TOTAL CURRENT LIABILITIES	1,613,227	1,062,396

LONG-TERM LIABILITIES
Note payable, net of current portion	0	8,180
Deferred revenue – long-term	1,536,862	1,457,793
TOTAL LIABILITIES	3,150,089	2,528,369

STOCKHOLDERS' EQUITY
Common stock, 0.001 par value; 25,000,000 shares authorized: 4,774,805 shares issued and outstanding at December 31, 2013 and 4,759,805 at December 31, 2012	4,770	4,760
Additional paid-in capital	1,885,422	1,874,857
Retained earnings	1,319,892	739,529
	3,210,084	2,619,146
Treasury stock, 1,000 shares (at cost) at December 31, 2013 and December 31, 2012	(1,422)	(1,422)
TOTAL STOCKHOLDERS’ EQUITY	3,208,662	2,617,724

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,358,751	$5,146,093

The accompanying notes are an integral part of these financial statements.

TABLE TRAC, INC.

STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2013	2012

Revenues	$5,322,364	$4,782,618
Cost of sales	1,553,101	1,204,726
Gross profit	3,769,263	3,577,892
Operating Expenses:
Selling, general and administrative	2,965,006	3,616,539
Income (loss) from operations	804,257	(38,647)
Interest income	95,561	116,796
Income before taxes	899,818	78,149
Income tax expense	319,455	53,475
Net income	$580,363	$24,674

Basic earnings per common share	$0.12	$0.01

Weighted-average basic shares outstanding	4,764,120	4,726,110

Diluted earnings per common share	$0.12	$0.01

Weighted-average diluted shares outstanding	4,764,120	4,726,110

The accompanying notes are an integral part of these financial statements.

TABLE TRAC, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional
	Number of		Paid-in	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total
BALANCE, DECEMBER 31, 2011	4,704,305	$4,704	$1,818,613	$714,855	$(1,422)	$2,536,750
Common stock issued to board of directors for 2012 compensation	15,500	16	15,484	0	0	15,500
Common stock issued to employees for services	40,000	40	40,760	0	0	40,800
2012 Net Income	0	0	0	24,674	0	24,674
BALANCE, DECEMBER 31, 2012	4,759,805	$4,760	$1,874,857	$739,529	$(1,422)	$2,617,724
Common stock issued to board of directors for 2013 compensation	15,000	10	10,565	0	0	10,575
2013 Net Income	0	0	0	580,363	0	580,363
BALANCE, DECEMBER 31, 2013	4,774,805	$4,770	$1,885,422	$1,319,892	$(1,422)	$3,208,662

The accompanying notes are an integral part of these financial statements.

TABLE TRAC, INC.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2013	2012

OPERATING ACTIVITIES
Net income	$580,363	$24,674
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	48,168	58,239
Deferred income taxes	318,800	53,000
Allowance for doubtful accounts and bad debt write off	551,457	425,667
Stock issued for future services	0	24,000
Stock issued for services	10,575	56,300
Changes in operating assets and liabilities:
Accounts receivable	(1,017,435)	(1,059,565)
Inventory	(280,126)	(44,059)
Prepaid expenses and other assets	(83,229)	(177,642)
Income taxes receivable	(2,895)	(7,973)
Accounts payable and accrued expenses	208,033	223,562
Payroll liabilities	4,184	3,756
Deferred revenue	101,610	205,973
Net cash provided by (used in) operating activities	439,505	(214,068)
FINANCING ACTIVITIES
Payments on note payable	(10,907)	(10,907)
Net cash used in financing activities	(10,907)	(10,907)
NET INCREASE (DECREASE) IN CASH	428,598	(224,975)
CASH
Beginning of year	609,690	834,665
End of year	$1,038,288	$609,690

Cash received from (paid for) income taxes	$3,550	$(8,448)

The accompanying notes are an integral part of these financial statements.

TABLE TRAC INC.

Notes to Financial Statements

December 31, 2013 and 2012

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

Concentrations of Risk

Cash Deposits in Excess of Federally Insured Limits

The Company maintains its cash balances at two financial institutions. Accounts are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company had approximately $630,000 and $353,000 of uninsured cash balances at December 31, 2013 and 2012, respectively.

Major Customers

The following table summarizes significant customer information for the years ended December 31, 2013 and 2012:

	For the Years Ended December 31
	2013		2012
	% Sales	% AR	% Sales	% AR
A	27.2%	21.4%	13.2%	10.3%
B	0.0%	0.0%	10.0%	14.5%
C	6.9%	2.8%	8.5%	10.4%
D	0.8%	0.0%	9.8%	12.8%
E	10.3%	6.4%	7.1%	18.0%
F	1.1%	0.3%	14.0%	9.2%
G	3.2%	7.2%	2.7%	10.4%
H	2.3%	13.4%	0.0%	0.0%
All Others	48.2%	48.5%	34.7%	14.4%
Total	100.0%	100.0%	100.0%	100.0%

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company held no cash equivalents at December 31, 2013 or 2012.

Accounts Receivable / Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount. Accounts receivable include unsecured regular customer receivables and unsecured amounts from financed contracts coming due within 12 months. Amounts from financed contracts due beyond 12 months are recorded as "Long-term accounts receivable – financed contracts."  Interest is recorded upon receipt to other income on the statements of operations. An allowance for doubtful accounts is recorded when the Company believes the amounts may not be collected. Management believes that receivables, net of the allowance for doubtful accounts, are fully collectible. Accounts receivable are written off when management determines collection is no longer likely. While the ultimate result may differ, management believes that any write-off not allowed for will not have a material impact on the Company's financial position.

Inventory

Inventory, consisting of finished goods, is stated at the lower of cost or market. The average cost method is used to value inventory. Inventory is reviewed annually for the lower of cost or market and obsolescence. Any material cost found to be above market value or considered obsolete is written down accordingly. The Company had no obsolescence reserve at December 31, 2013 and 2012.

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

Intangible Asset

The Company has a patent number 5,957,776 relating to its table game management system. Expenses incurred in obtaining this patent are carried at cost and are being amortized over seventeen years using the straight-line method. Total patent costs were $23,472 with a net book value of $4,367 and $5,732 as of December 31, 2013 and 2012, respectively. The amortization expense was $1,365 for each of the years ended December 31, 2013 and 2012. Future amortization is $1,365 for each of the years ending 2014 through 2015 and $1,637 for the year ending 2016.

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

The Company accounts for income taxes pursuant to Financial Accounting Standards Board guidance. This guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than not (a greater than 50 percent likelihood of being realized) to be sustained upon examination by taxing authorities. The Company believes its income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves, or related accruals for interest and penalties have been recorded at December 31, 2013 and 2012. In accordance with the guidance, the Company has adopted a policy under which, if required to be recognized in the future, interest and penalties related to the underpayment of income taxes will be classified in income taxes in the statements of operations. The Company has three open years of tax returns subject to examination.

Research and Development

Expenditures for research and product development costs are expensed as incurred. Research and development expenses were $24,527 and $377,516 for the years ended December 31, 2013 and 2012, respectively, and is included in selling, general and administrative expenses on the statements of operations.

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

There were no stock options issued during 2013 and 2012. The stock option plan expired on May 16, 2011.

Stock-based compensation expense related to options was $0 for the years ended December 31, 2013 and 2012. The Company estimates the amount of future stock-based compensation expense related to outstanding options to be $0.

Segment Reporting

The Company operates as one reporting segment.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and items defined as other comprehensive income (loss). Items defined as other comprehensive income (loss) include such items as foreign currency translation adjustments and unrealized gains (losses) on certain marketable securities. For the year ended December 31, 2013 and 2012, the Company had no items defined as other comprehensive income (loss).

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

NOTE 2. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following at:

	December 31, 2013	December 31, 2012

Accounts receivable under normal 30 day terms	$1,322,680	$2,047,563
Financed contracts:
Short-term	332,209	266,375
Current portion of long-term	1,697,577	1,296,041
Long-term, net of current portion	904,410	732,376
Total accounts receivable	4,256,876	4,342,355
Less allowance for doubtful accounts	(112,054)	(663,511)
Accounts receivable, net	$4,144,822	$3,678,844

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

Included in Accounts receivable - Financed contracts at December 31, 2013 and 2012 is $3,934,196 and $2,294,792 with an offset to deferred revenues on the balance sheet of $1,536,862 and $1,457,793 at December 31, 2013 and 2012.

A roll-forward of the Company’s allowance for doubtful accounts for the years ended is as follows:

	For the Year Ended	For the Year Ended
	December 31, 2013	December 31, 2012
Accounts receivable allowance, beginning of year	$663,511	$237,844
Provision adjustment during year	(18,315)	425,667
Write-off	(533,142)	0
Accounts receivable allowance, end of year	$112,054	$663,511

The allowance for doubtful accounts as of December 31, 2013 is $112,054 for the trade receivables and $0 for the financed contracts. The allowance for doubtful accounts as of December 31, 2012 is $339,308 for the trade receivables and $324,203 for the financed contracts.

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at:

	December 31, 2013	December 31, 2012
Office equipment	$26,990	$26,990
Vehicles	77,374	77,374
	104,364	104,364
Less: accumulated depreciation	(93,411)	(76,620)
Property and equipment, net	$10,953	$27,744

Rental Equipment	$90,044	$90,044
Less: accumulated depreciation	(85,285)	(55,273)
Systems under rental program, net	$4,759	$34,771

Depreciation expense totaled $46,803 and $56,874 for the years ended December 31, 2013 and 2012, respectively.

NOTE 4. LONG-TERM DEBT

The Company entered into a $32,720 term note agreement with Nissan Motor Acceptance Company in September 2012. The note is payable in monthly installments of $909 and is non-interest bearing. The note is secured by the vehicle, and expires in September 2014. The outstanding balance of the note was $8,180 at December 31, 2013.

Future maturities of long-term debt for the year ending December 31, 2014 is $8,180.

NOTE 5. OPERATING LEASES

The Company has on corporate office space in Minnetonka, Minnesota, which expires in June 30 2016. This lease has rent escalations from $2,727 to $3,103 per month, excluding operating expenses. Future minimum lease payments are as follows:

2014	35,376
2015	36,305
2016	21,719
Total	$93,400

Rent expense was $31,356 each of the years ended December 31, 2013 and 2012.

NOTE 6. STOCKHOLDERS’ EQUITY

Common Stock

In April 2011, the Company issued 37,000 shares of common stock to directors at $1.50 per share for a total director compensation expense of $55,500. The expense is for services rendered during the period from April 2011 through March 2012, with $6,000 total expense in 2012.

In July 2011, the Company issued 36,000 shares of common stock to directors at $1.00 for a total director compensation expense of $36,000. The expense is for services rendered during the period from July 2011 through June 2012, with $18,000 total expense in 2012.

In July 2012, the Company issued 40,000 shares of common stock to employees at $1.02 per share for a total compensation expense of $40,800 total expense in 2012.

In December 2012, the Company issued 15,500 shares of common stock to directors at $1.00 for a total director compensation expense of $15,500. The expense is for services rendered during 2012, with $15,500 expense in 2012.

In June 2013, the Company issued 7,500 shares of common stock to directors at $.51 for a total director compensation expense of $3,825. The expense is for services rendered in 2013, with $3,825 total expense in 2013.

In December 2013, the Company issued 7,500 shares of common stock to directors at $.90 for a total director compensation expense of $6,750. The expense is for services rendered in 2013, with $6,750 total expense in 2013.

As of December 31, 2013, the Company holds 1,000 common stock shares in treasury at a total cost of $1,422 for future employee issuances under the bonus program which was part of the 2009 repurchase of shares.

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

In November 2010, the Company issued 70,000 fully vested five-year employee stock options with an exercise price of $1.75 per share.

The following is a summary of all activity involving options for the years ended December 31:

		Weighted Average
	Outstanding and			Aggregate
	Exercisable	Exercise	Remaining	Intrinsic
	Options	Price	Term	Value

Balance, December 31, 2011	70,000	1.750	4	$-

Granted	0
Exercised	0
Cancelled	10,000

Balance, December 31, 2012	60,000	1.750	3	$-

Granted	0
Exercised	0
Cancelled	0

Balance, December 31, 2013	60,000	1.750	2	$-

The aggregate intrinsic value in the table represents the difference between the closing stock price on December 31, 2013 and 2012 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on December 31, 2013 and 2012. Total fair value of options vested during the years ended December 31, 2013 and 2012 was $0.

The Company issues new shares when stock options are exercised.

NOTE 7. INCOME TAXES –

The income tax provision consists of the following for the years ended December 31:

	2013	2012
Current tax expense	$655	$475
Deferred tax expense	318,800	53,000
Total income tax expense	$319,455	$53,475

The reconciliation between expected federal income tax rates and the Company’s effective federal tax rates is as follows:

	2013		2012
	Amount	Percent	Amount	Percent
Expected federal tax	$305,900	34.0%	$27,875	34.0%
Permanent timing differences	8,900	1.0%	11,700	14.3%
State income tax, net of federal tax benefit	11,600	1.3%	2,400	2.9%
Other	(6,945)	(.8%)	11,500	14.0%
Total	$319,455	35.5%	$53,475	65.2%

The following table summarizes the Company’s deferred tax assets and liabilities at December 31, 2013 and 2012:

	2013	2012
Current deferred tax asset (liabilities):
Accounts payable and accrued expenses	$78,000	$99,000
Accounts receivable	(1,573,000)	(1,649,000)
Allowance for doubtful accounts	41,000	252,000
Prepaid expenses	(54,000)	(48,000)
Deferred revenue	427,000	427,000
NOL - federal	123,253	280,053
Net current deferred tax liability	(957,747)	(638,947)
Long-term deferred tax asset (liability):
NOL - State	10,000	23,000
Book - Tax depreciation	10,000	(3,000)
Net long-term deferred tax asset (liability)	20,000	20,000
Net deferred tax liability	$(937,747)	$(618,947)

The net federal operating loss carryforward at December 31, 2013 was approximately $363,000 expiring in 2031 and the state net operating loss carryforward is approximately $344,000 which starts expiring in 2025. An allowance for net operating loss carryforward is recorded when the Company believes the amount may not be collected or fully utilized. Management believes the net operating loss carryforward, net of the allowance, is fully collectible or fully utilized. Management believes that any write-off not allowed for will not have a material impact on the Company’s financial position.

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

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for years ended December 31, 2013 and 2012:

	For the Years Ended
	December 31,
	2013	2012
Basic earnings per share calculation:
Net income to common stockholders	$580,363	$24,674
Weighted average number of common shares outstanding	4,764,120	4,726,110
Basic net income per share	$0.12	$0.01

Diluted earnings per share calculation:
Net income	$580,363	$24,674
Weighted average number of common shares outstanding	4,764,120	4,726,110

Common stock equivalents:
Stock options	(1)	(1)
Weighted average diluted shares outstanding	4,764,120	4,726,110
Diluted net income per share	$0.12	$0.01

Stock options outstanding of (1) 60,000 were not included in the calculation as they would have been anti-dilutive.

NOTE 9. GEOGRAPHIC CONCENTRATIONS

The Company sells its technologies and services to casinos in the United States, the Caribbean and countries in both Central and South America. For 2013 and 2012, 93% and 87% of the Company’s revenues were from the United States, 1% and 5% from the Caribbean, 1% and 1% from Central America, and 5% and 7% from South America, respectively. For 2013 and 2012, 87% and 74% of the Company’s accounts receivable were from the United States, 1% and 2% from the Caribbean, 1% and 5% from Central America, and 11% and 19% from South America, respectively.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

The Company maintains disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In addition, The Company contracts with an independent firm to review and test its internal controls. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

As of December 31, 2013, the Company’s Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded the disclosure controls and procedures are effective as of December 31, 2013.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(e) and 15d-15(f) of the Exchange Act. The Company has designed internal controls to provide reasonable, but not absolute, assurance that financial statements are prepared in accordance with U.S. GAAP. The Company assesses the effectiveness of internal controls based on the criteria set forth in the 1992 Internal Control - Integrated Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Management has concluded that its internal control over financial reporting was effective as of December 31, 2013.

There has been no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

MANAGEMENT

The executive officers and directors of the Company, with a brief description, are as follows:

Glenn Goulet	55	CEO, Director

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

			Mr. Goulet has been a director at Table Trac from December 2009 to August 2010 and since December 2011.

Chad B. Hoehne	52	President, Director	Mr. Hoehne is the President and founder of the Company. He has a B.S. degree in Business Administration, Finance and computer minor from Minnesota State University. Mr. Hoehne founded Table Trac, Inc. in 1994 after working nine years for a successful Minneapolis electronics manufacturer and software company.

			Mr. Hoehne has been on the board since the Company’s founding.

Brian Hinchley	48	CFO	Mr. Hinchley is the Chief Financial Officer of the Company. He has a B.A. degree in Business Administration/Accounting from the University of St. Thomas in St. Paul, Minnesota. Prior to joining Table Trac, Mr. Hinchley was the Chief Financial Officer from September 1998 to May 2011 of two privately owned international software companies, Intercim, LLC and WorkWise, Inc. Mr. Hinchley also served in accounting roles for Griffin Companies (a commercial real estate company) from May 1992 to August 1998.

			Mr. Hinchley has been the Company’s CFO since June 2011.

Robert R. Siqveland	69	Corporate Secretary	Mr. Siqveland is employed by Table Trac, Inc. as Executive Assistant. Mr. Siqveland has served as Corporate Secretary on the Board of Directors since 1999. Prior to joining Table Trac, Mr. Siqveland was an investment advisor with Summit Investment and venture capitalist with Property Growth Company for 25 years, providing “seed capital” and management to over 30 companies.

			Mr. Siqveland has been a director at Table Trac from 1999 through 2011.

Steven A. Browne	58	Director, Chairman of the Board	Mr. Steve Browne has been involved in the gaming industry since the late 1970s and has been involved with companies as Del Webb’s Sahara Tahoe, the Eldorado, and Club Cal-Neva in northern Nevada. He worked in many positions at all levels, primarily in the area of table games management and operations. In 1988, Mr. Browne and two partners purchased Cactus Jacks Casino in Carson City, Nevada. He spent the next ten years as Treasurer and General Manager of that property. During that period, Steve was instrumental in developing a unique, customer-driven marketing and service program that took an underperforming casino down the road to seven years of double-digit growth. In 1997, he stepped down as General Manager and sold his interest in the casino. Since that time, Mr. Browne has developed a successful consulting practice specializing in the areas of customer service, player development, and casino operations. He works extensively with casino clients across North America and overseas. Mr. Browne is the author of two books, Gambling And Service: The Complete Book On Casinos, Customer Service, And Selling An Entertainment Experience That Enriches People’s Lives, and The Math of Player Development. He is also the author of several complete Service and Sales Training Programs for gaming employees and managers. Mr. Browne has been instrumental in leading the charge to developing customer service and customer-focused marketing as a competitive edge in today’s fiercely contested gaming markets.

			Mr. Browne has been a director at Table Trac since December 2010.

Louis Fornetti	64	Director, Chair of the Audit Committee

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

			Mr. Fornetti has been a director at Table Trac since June 2011.

Gary Loebig	65	Director, Chair of the Compensation Committee	Gary Loebig has nearly 30 years of experience in Class II and Class III gaming. Mr. Loebig is the Principal and a Founder of GLL Consulting, a consulting services company specializing in sales, marketing and product development and regulatory matters for Class II, Class III, Lottery, Charitable and Commercial Gaming market segments. Mr. Loebig currently is a Managing Director of a Limited Liability Corporation involved in game development; as well as Chief Compliance Office for an Internet gaming company. From 1998-2008, Mr. Loebig served in various positions with Multimedia Games (NASDAQ), including Executive Vice Present-Sales and Interim Chief Executive Officer, on a variety of issues including Class II business strategies and new business development. Mr. Loebig has also held executive management positions at Stuart Entertainment, Inc. (NASDAQ), where he served as the corporation’s Senior Vice President-Market and Product Development; and at Directory Service Company (a private printing, publishing and advertising corporation) where he served as Vice President-Sales and Marketing. Mr. Loebig has a BBA and MBA degree from the University of Iowa.

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

The directors of the Company are elected annually by the stockholders for a term of one year or until their successors are elected and qualified. The board officially meets at least once a year following the annual stockholders meeting.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers, directors and persons considered to be beneficial owners of more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission and Nasdaq. Officers, directors and greater-than-ten-percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company by its officers and directors, or the Company’s actual knowledge of transactions involving such officers and directors, the Company believes that all such filings were filed on a timely basis for fiscal year 2013.

Item 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth the cash and non-cash compensation for awarded to or earned by: (i) each individual who served as the principal executive officer and principal financial officer of Table Trac during the year ended December 31, 2013; and (ii) each other individual that served as an executive officer of Table Trac at the conclusion of the year ended December 31, 2013 and who received more than $100,000 in the form of salary and bonus during such fiscal year. For purposes of this report, these individuals are collectively the “named executives” of the Company.

Name, Principal Position		Salary	Stock Awards		Stock Option Awards	Total
Chad Hoehne,	2013	$247,192	$0		0	$247,192
President	2012	238,038	0		0	238,038
Glenn Goulet,	2013	179,624	0		0	179,624
CEO	2012	173,090	25,500	(1)	0	198,590
Brian Hinchley,	2013	141,992	0		0	141,992
CFO	2012	136,469	15,300	(1)	0	151,769

(1)	Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 with respect to a stock grant to the named executive for services during the year indicated.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The Company had no stock awards outstanding at December 31, 2013 for any named executives. The following table sets forth information for options outstanding at December 31, 2013 for our named executives.

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

COMPENSATION OF DIRECTORS

Name		Compensation	Stock Awards	Stock Option Awards	Total
Chad Hoehne	2013	$0	$0	$0	$0
Glenn Goulet (1)	2013	0	0	0	0
Steven Browne (2)	2013	10,500	10,575	0	21,075
Louis Fornetti (3)	2013	31,500	0	0	31,500
Gary Loebig (4)	2013	24,000	0	0	24,000

(1)	Mr. Goulet joined the Board of Directors on December 8, 2011.
(2)	Mr. Browne joined the Board of Directors on December 16, 2010.
(3)	Mr. Fornetti joined the Board of Directors on June 15, 2011.
(4)	Mr. Loebig joined the Board of Directors on June 15, 2011.

Company directors are compensated on an annual award approved by the board and reimbursed for their actual expenses incurred in connection with attending board meetings or discharging their duties as directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

As of the close of business on March 26, 2014, we had outstanding one class of voting securities—common stock—of which there were 4,774,805 shares issued and outstanding. Each share of common stock is currently entitled to one vote on all matters put to a vote of our shareholders. The following table sets forth the number of common shares, and percentage of outstanding common shares, beneficially owned as of March 26, 2014, by:

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

	Common Shares	Percentage of
	Beneficially	Common
Name and Address	Owned (1)	Shares (1)
Chad Hoehne (2)	1,306,100	27.35%
Robert Siqveland (3)	206,500	4.32%
Glenn Goulet (4)	125,571	2.63%
Brian Hinchley (5)	25,000	*
Steve A. Browne, Director (6)	46,500	*
Louis Fornetti, Director (7)	21,000	*
Gary Loebig, Director (8)	15,000	*
All directors and officers as a group (9)	1,745,671	36.56%
Doucet Capital, LLC (10)
2204 Lakeshore Drive, Suite 218
Birmingham, AL 35209	475,860	9.97%

* denotes less than one percent.

(1)	Beneficial ownership is determined in accordance with the rules of the SEC, and includes general voting power and/or investment power with respect to securities. Shares of common stock issuable upon exercise of options or warrants that are currently exercisable or exercisable within 60 days of the record rate, and shares of common stock issuable upon conversion of other securities currently convertible or convertible within 60 days, are deemed outstanding for computing the beneficial ownership percentage of the person holding such securities but are not deemed outstanding for computing the beneficial ownership percentage of any other person. Under the applicable SEC rules, each person’s beneficial ownership is calculated by dividing the total number of shares with respect to which they possess beneficial ownership by the total number of outstanding shares of the Company. In any case where an individual has beneficial ownership over securities that are not outstanding, but are issuable upon the exercise of options or warrants or similar rights within the next 60 days, that same number of shares is added to the denominator in the calculation described above. Because the calculation of each person’s beneficial ownership set forth in the “Percentage of Common Shares” column of the table may include shares that are not presently outstanding, the sum total of the percentages set forth in such column may exceed 100%.

(2)	Mr. Hoehne is the President and a director of the Company.

(3)	Mr. Siqveland is an officer of the Company and has served as a director.

(4)	Mr. Goulet is the Chief Executive Officer and a director of the Company. Shares listed in the table include 50,000 shares issuable upon the exercise of an outstanding option.

(5)	Mr. Hinchley is an officer of the Company.

(6)	Mr. Browne is a director of the Company.

(7)	Mr. Fornetti is a director of the Company.

(8)	Mr. Loebig is a director of the Company.

(9)	Consists of seven persons: Messrs. Hoehne, Siqveland, Goulet, Hinchley, Browne, Fornetti and Loebig.

(10)	Share figures reflected in the table are based on a March 13, 2014 communication with Doucet Asset Management LLC, which is the Company’s most recent and best available information relating to Doucet Capital’s ownership of Company common stock. Based on the above-reference previous Schedule 13/G filings, voting and dispositive power with respect to these shares is exercised by Doucet Asset Management LLC.

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm, Baker Tilly Virchow Krause, LLP, billed for the following services:

	2013	2012
Audit fees, including quarterly review of Form 10-Q	$43,859	$42,814
Tax fees	-	-
Audit-related fees	-	-
	$43,859	$42,814

 The audit fees consisted of fees for the annual audit of the Company’s financial statements and the reviews of financial statements in quarterly reports on Form 10-Q.

Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. All services provided by the independent auditors during 2013 and 2012 have been approved by the Audit Committee or Board of Directors.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

FINANCIAL STATEMENTS

Included herein at Part II, Item 8, are the Financial Statements and the Report of the Independent Registered Public Accounting Firm.

EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation, filed with the Nevada Secretary of State on June 2, 1995 (incorporated by reference to Exhibit 3 to the registrant’s registration statement on Form 10SB-12G filed on December 6, 1999).
3.2	Amendment to Articles of Incorporation, filed with the Nevada Secretary of State on January 26, 2012 (incorporated by reference to Exhibit 3.2 to the registrant’s annual report on Form 10-K filed on March 31, 2011).
3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to the registrant’s annual report on Form 10-K filed on March 31, 2011).
31.1	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
31.2	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
32	Certification pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 26, 2014

TABLE TRAC, INC.

/s/ Glenn Goulet
Glenn Goulet, Chief Executive Officer

/s/ Brian Hinchley
Brian Hinchley, Chief Financial Officer

DIRECTORS:

/s/ Steve Browne
Steve Browne, Director

/s/ Louis Fornetti
Louis Fornetti, Director

/s/ Gary Loebig
Gary Loebig, Director

/s/ Glenn Goulet
Glenn Goulet, Director

/s/ Chad B. Hoehne
Chad B. Hoehne, Director

