Form 10-Q
period 2014-03-31
TABLE TRAC INC
filed 2014-05-14
CIK 1090396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014 or

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

As of May 14, 2014, the registrant had outstanding 4,774,805 shares of common stock, $.001 par value per share.

Table Trac, Inc.

Index

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 4. Controls and Procedures	13

PART II. OTHER INFORMATION
Item 6. Exhibits	14

SIGNATURES	15

1

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TABLE TRAC, INC.

CONTENTS

Page

CONDENSED FINANCIAL STATEMENTS

Condensed Balance Sheets	3

Condensed Statements of Operations	4

Condensed Statements of Cash Flows	5

Notes to Condensed Financial Statements	6

TABLE TRAC, INC.

CONDENSED BALANCE SHEETS (Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
CURRENT ASSETS
Cash	$1,517,242	$1,038,288
Accounts receivable, net of allowance for doubtful accounts of $112,054 at both March 31, 2014 and December 31, 2013	2,484,924	3,240,412
Inventory	477,288	474,778
Prepaid expenses	164,032	146,102
Other current assets	665	631
Income taxes receivable	44,756	85,551
TOTAL CURRENT ASSETS	4,688,907	4,985,762

LONG-TERM ASSETS
Patent, net	4,026	4,367
Property and equipment, net	9,752	10,953
System under rental program, net	0	4,759
Other long term assets	363,527	428,500
Deferred tax asset	18,000	20,000
Long-term accounts receivable – financed contracts	775,000	904,410
TOTAL LONG-TERM ASSETS	1,170,305	1,372,989
TOTAL ASSETS	$5,859,212	$6,358,751

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$257,132	$567,051
Payroll liabilities	53,521	35,299
Current portion of note payable	5,453	8,180
Deferred revenue - short term	51,934	44,950
Income taxes payable	6,700	0
Deferred tax liability	941,747	957,747
TOTAL CURRENT LIABILITIES	1,316,487	1,613,227

LONG-TERM LIABILITIES
Deferred revenue - long term	1,257,618	1,536,862
TOTAL LIABILITIES	2,574,105	3,150,089

STOCKHOLDERS' EQUITY
Common stock, 0.001 par value; 25,000,000 shares authorized: 4,774,805 shares issued and outstanding at March 31, 2014 and December 31, 2013	4,770	4,770
Additional paid-in capital	1,885,422	1,885,422
Retained earnings	1,396,337	1,319,892
	3,286,529	3,210,084
Treasury stock, 1,000 shares (at cost) at March 31, 2014 and December 31, 2013	(1,422)	(1,422)
TOTAL STOCKHOLDERS’ EQUITY	3,285,107	3,208,662

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,859,212	$6,358,751

See notes to condensed financial statements.

TABLE TRAC, INC.

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2014	2013

Revenues	$1,168,210	$909,323
Cost of sales	322,034	204,586
Gross profit	846,176	704,737
Operating Expenses:
Selling, general and administrative	750,344	721,835
Income (loss) from operations	95,832	(17,098)
Interest income	24,613	21,842
Income before taxes	120,445	4,744
Income tax expense	44,000	5,000
Net income (loss)	$76,445	$(256)

Basic earnings (loss) per common share	$0.02	$(0.00)

Weighted-average basic shares outstanding	4,774,805	4,759,805

Diluted earnings (loss) per common share	$0.02	$(0.00)

Weighted-average diluted shares outstanding	4,774,805	4,759,805

See notes to condensed financial statements.

TABLE TRAC, INC.

CONDENSED STATEMENTS OF CASH FLOW (Unaudited)

	For the Three Months Ended March 31,
	2014	2013

OPERATING ACTIVITIES
Net Income (loss)	$76,445	$(256)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,486	13,334
Deferred income taxes	(14,000)	5,000
Changes in operating assets and liabilities:
Accounts receivable	884,898	1,091,550
Inventory	(2,510)	(148,961)
Prepaid expenses and other assets	47,009	(20,947)
Accounts payable and accrued expenses	(309,919)	(117,018)
Payroll liabilities	18,222	13,094
Deferred revenue	(272,260)	(188,947)
Income taxes receivable / payable	47,495	0
Net cash provided by operating activities	483,866	646,849
INVESTING ACTIVITIES
Purchase of property and equipment	(2,185)	0
Net cash used in financing activities	(2,185)	0
FINANCING ACTIVITIES
Payments on note payable	(2,727)	(2,727)
Net cash used in financing activities	(2,727)	(2,727)
NET INCREASE IN CASH	478,954	644,122

CASH
Beginning of period	1,038,288	609,690
End of period	$1,517,242	$1,253,812

See notes to condensed financial statements.

TABLE TRAC, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Nature of Business and Summary of Significant Accounting Policies –

Basis of Presentation

The accompanying unaudited condensed financial statements of Table Trac have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of March 31, 2014 and the statements of operations and cash flows for the three months ended March 31, 2014 and 2013 are unaudited but include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Table Trac Annual Report on Form 10-K for the year ended December 31, 2013.

Nature of Business

Table Trac, Inc. (“the Company”) was formed under the laws of the State of Nevada in June 1995. The Company has its offices in Minnetonka, Minnesota. The Company has developed and sells an information and management system that automates and monitors various aspects of the operations of casinos.

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

Revenue Recognition

The Company derives revenues from the sales of systems, licenses and maintenance fees, and services, and rental agreements.

System Sales

Revenue from systems that have been demonstrated to meet customer specifications during installation is recognized when evidence of an arrangement exists, the product has been installed, title and risk of loss have transferred to the customer and collection of the resulting receivable is reasonably assured. System sales, which are accounted for as multiple-element arrangements, include multiple products and/or services. For multiple-element arrangements the Company allocates the revenue to each element based on their relative fair estimated value based on vendor specific objective evidence (VSOE) and recognizes the associated revenue when all revenue recognition criteria have been met for each element. If there are contracts the Company does not have VSOE of fair value of all elements, revenue is deferred until the earlier of VSOE being determined or when all elements have been delivered.

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

Rental revenue

The Company offers certain new customers a rental contract.  Revenues are billed monthly based on a per-game per-day basis.  There is an option to purchase the system after the rental agreement expires at a pre-determined residual value.

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

Major Customers

The following tables summarize significant customer information for the three months ended March 31, 2014 and 2013:

	For the Three Months Ended March 31
	2014		2013
	% Sales	% AR	% Sales	% AR
A	7.3%	15.4%	41.1%	21.0%
B	3.8%	10.8%	4.7%	19.6%
C	4.8%	1.2%	8.3%	10.2%
D	3.1%	15.7%	0.0%	0.0%
E	40.9%	12.1%	0.0%	0.0%
F	11.3%	4.4%	14.4%	21.7%
All Others	28.8%	40.4%	31.5%	27.5%
Total	100.0%	100.0%	100.0%	100.0%

Inventory

Inventory, consisting of finished goods, is stated at the lower of cost or market. The average cost method is used to value inventory. Inventory is reviewed annually for the lower of cost or market and obsolescence. Any material cost found to be above market value or considered obsolete is written down accordingly. The Company had no obsolescence reserve at March 31, 2014 and December 31, 2013.

Research and Development

The Company expenses all costs related to research and development as incurred. Research and development expense was $6,996 and $2,303 for the three months ended March 31, 2014 and 2013, respectively. Research and development expenses are included in selling, general and administrative expenses on the statements of operations.

Deferred System Sales Costs

Deferred system sales costs consist of installed system costs incurred on participation-based contracts. These costs are recognized on a straight-line basis over the term of the contract which is generally 18-105 months beginning when revenues are generated. At the end of the contract period, the customer will typically receive title to the system.

2.	Accounts Receivable –

Accounts receivable consisted of the following at March 31, 2014 and December 31, 2013:

	March 31,	December 31,
	2014	2013

Accounts receivable under normal 30 day terms	$930,135	$1,322,680
Financed contracts:
Short-term	112,829	332,209
Current portion of long-term	1,554,014	1,697,577
Long-term, net of current portion	775,000	904,410
Total accounts receivable	3,371,978	4,256,876
Less allowance for doubtful accounts	(112,054)	(112,054)
Accounts receivable, net	$3,259,924	$4,144,822

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

Included in Accounts receivable – Financed contracts at March 31, 2014 and December 31, 2013 is $2,441,843 and $2,934,196 with an offset to deferred revenues on the balance sheet of $1,257,618 and $1,536,862 at March 31, 2014 and December 31, 2013.

A roll-forward of the Company’s allowance for doubtful accounts is as follows:

	March 31,	December 31,
	2014	2013
Accounts receivable allowance, beginning of period	$112,054	$663,511
Provision adjustment during period	0	(18,315)
Write-off	0	(533,142)
Accounts receivable allowance, end of period	$112,054	$112,054

The allowance for doubtful accounts is $112,054 for the trade receivables and $0 for the financed contracts at both March 31, 2014 and December 31, 2013.

3.	Stockholders’ Equity –

As of March 31, 2014, the Company holds 1,000 common shares in treasury at a total cost of $1,422 for future employee issuances under the bonus program which was part of the 2009 repurchase of shares.

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

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Based on its evaluation, it has concluded that there are no significant unrecognized tax positions. The Company’s evaluation was performed for the tax years ended December 31, 2010 through 2013, the tax years that remain subject to examination by major tax jurisdictions as of March 31, 2014. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

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

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted loss per share for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014		2013
Basic earnings (loss) per share calculation:
Net income (loss) to common stockholders	$76,445		$(256)
Weighted average number of common shares outstanding	4,774,805		4,759,805
Basic net income (loss) per share	$0.02		$(0.00)

Diluted earnings (loss) per share calculation:
Net income (loss)	$76,445		$(256)
Weighted average number of common shares outstanding	4,774,805		4,759,805

Common stock equivalents:
Stock options		(1)	(1)
Weighted average diluted shares outstanding	4,774,805		4,759,805
Diluted net income (loss) per share	$0.02		$(0.00)

(1) Stock options outstanding of 60,000 were not included in the calculation as they would have been anti-dilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below should be read in conjunction with our audited financial statements, and notes thereto, contained in our Form 10-K filed with the SEC on March 26, 2014 relating to our year ended December 31, 2013.

Forward-Looking Statements

Some of the statements made in this section of our report are forward-looking statements. These forward-looking statements generally relate to and are based upon our current plans, expectations, assumptions and projections about future events.  Our management currently believes that the various plans, expectations, and assumptions reflected in or suggested by these forward-looking statements are reasonable.  Nevertheless, all forward-looking statements involve risks and uncertainties and our actual actions or future results may be materially different from our plans, objectives or expectations, or our assumptions and projections underlying our present plans, objectives and expectations, which are expressed in this report.

In light of the foregoing, prospective investors are cautioned that the forward-looking statements included in this filing may ultimately prove to be inaccurate - even materially inaccurate.  Because of the significant uncertainties inherent in such forward-looking statements, the inclusion of such information should not be regarded as a representation or warranty by Table Trac, Inc. or any other person that our objectives, plans, expectations or projections that are contained in this filing will be achieved in any specified time frame, if ever.

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

The Company sells systems and technical support to casinos. The open-architecture of the Table Trac system is designed to provide operators with a scalable and flexible system that can interconnect and operate with most third-party software or hardware. Key products and services include modules designed to drive player tracking programs and kiosk promotions, as well as vault and cage controls. The Company’s systems meet strict auditing, accounting and regulatory requirements applicable to the gaming industry. The Company has developed a patented, real-time system that automates and monitors the operations of casino gaming tables. The Company continues to increase its market share by expanding its product offerings to include new system features, and ancillary products.

In the first quarter, the Company completed the installation of one casino management system it had in backlog. The Company also placed two CountR cash redemption kiosks with customers in the U.S.  At the end of the quarter, the Company had casino management systems, table games management systems and ancillary products installed with on-going support and maintenance contracts at forty-seven casinos worldwide.

During the first quarter the Company attended the ICE Gaming Show and the Caribbean Gaming Show.

Discussion of Critical Accounting Policies

There were no changes to our accounting policies for the quarter. For our existing policies, see Note 1 in our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013.

Results of Operations - Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

During the three months ended March 31, 2014, income from operations was $95,832 compared to a loss of $17,098 for the three months ended March 31, 2013. The major components of revenues, cost of sales and selling, general and administrative expenses are discussed below.

Revenues

Revenues totaled $1,168,210 for the three months ended March 31, 2014 compared to $909,323 for the three months ended March 31, 2013.  The following table summarizes our revenues for the three months ended March 31, 2014 and 2013, respectively:

	Three Months Ended March 31,
	2014	2013	2014	2013
			(percent of revenues)
System sales	$663,853	543,593	56.8%	59.8%
License and maintenance fees	306,420	235,719	26.2%	25.9%
Other sales	197,937	130,011	17.0%	14.3%
Total revenues	$1,168,210	$909,323	100.0%	100.0%

During the three months ended March 31, 2014, the Company sold one larger system to an existing customer compared to one add-on system to an existing customer during the same period in 2013.  Other sales, which include sales of printers, kiosk software, and rental sales, increased over 2013 as a result of additional CountR kiosk sales.

Cost of Sales

Cost of sales for the three months ended March 31, 2014 increased to $322,034 from $204,586 for the three months ended March 31, 2013.  The following table summarizes our cost of sales for the three months ended March 31, 2014 and 2013, respectively:

	Three Months Ended March 31,
	2014	2013	2014	2013
			(percent of revenues)
System sales	$228,423	124,951	19.6%	13.7%
License and maintenance fees	25,504	49,650	2.2%	5.5%
Other sales	68,107	29,885	5.8%	3.3%
Total cost of sales	$322,034	$204,486	27.6%	22.5%

The Company's gross profit was 72.4% and 77.5% for the three months ended March 31, 2014 and 2013, respectively. This decrease is primarily due to the additional CountR kiosk sold in 2014 compared to 2013.

Selling, General and Administrative Expenses

For the three months ended March 31, 2014, selling, general and administrative expenses were $750,344 compared to $721,835 for the same period in 2013.  Our most significant changes in operating expenses from the two three-month interim periods are related to payroll and related expenses and travel and entertainment expenses. A discussion of the various components of our operating expenses for the three months ended March 31, 2014 and 2013 appears below:

Payroll and related expenses. Research and development programming costs increased for the three months ended March 31, 2014, to $451,911 compared to $416,080 for the same period in 2013.  The increase is related primarily to the addition of two employees in 2014 compared to 2013.

Travel and entertainment expenses. Travel and entertainment expenses decreased for the three months ended March 31, 2014 to $23,394 compared to $40,675 for the same period in 2013.  The decrease is mostly related to a trade show that was held during the first quarter of 2013, but will be in the second quarter of 2014.

Interest Income

For the three months ended March 31, 2014, interest income was $24,613 compared to $21,842 for 2013.  This increase is primarily related to the more contracts financed through the Company in 2014 compared to the same period in 2013.

Tax Provision

The income tax expense for the three months ended March 31, 2014 was $44,000 which was calculated at a 36.5% effective rate, compared to $5,000 for the same period in 2013, which was calculated at a 105.4% effective rate. The decrease in the quarterly effective rate is primarily related to the annual tax impact affected by the current quarterly results.

Net Income (loss)

Income before taxes for the three months ended March 31, 2014, was $120,445 compared to $4,744 for same period in 2013. Net income for the three months ended March 31, 2014 was $76,445 compared to net loss of $256 for the same period in 2013. The basic earnings per share was $0.02 compared to basic loss per share of $0.00 for the three months ended March 31, 2014 and 2013, respectively.

Backlog

The Company’s backlog generally consists of incomplete system installations and expansion of offerings for currently installed and supported systems.

The Company has one installation project for a casino management system in its backlog at May 14, 2014.

The Company is currently serving gaming establishments in ten U.S. states, as well as countries in Central and South America, and the Caribbean. The Company has a pipeline of opportunities and strategic partnerships that it is pursuing.

Liquidity and Capital Resources

Summary cash flow data is as follows

	For the Three Months Ended March 31,
	2014	2013

Cash flows provided by (used in):
Operating activities	$483,866	$646,849
Investing activities	(2,185)	0
Financing activities	(2,727)	(2,727)
Net increase in cash	478,954	644,122
Cash, beginning of period	1,038,288	609,690
Cash, end of period	$1,517,242	$1,253,812

At March 31, 2014, the Company had cash of $1,517,242 compared to cash of $1,253,812 on March 31, 2013. Changes in cash flows provided by operating activities related primarily to deferred income taxes, and changes in operating assets and liabilities, including accounts receivable, interest receivable, inventory, income taxes receivable, deferred system sales costs, accrued payroll and related withholding liabilities and deferred revenue.

There are no known trends, events or uncertainties that are likely to have a material impact on our short or long-term liquidity or our capital resources. We expect that our primary source of liquidity in both the short and long-term will be system sales and the resulting license and maintenance fees generated from existing systems. We anticipate the ability to manage expenses and cash flow so monthly obligations will be satisfied by cash flow from operations. We believe the Company has adequate cash for at least the next twelve months to meet its obligations and continue operations for both existing and future customers as well as ongoing sales efforts and product development.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of March 31, 2014.

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

As of March 31, 2014, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of March 31, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibit	Description

3.1	Articles of Incorporation, filed with the Nevada Secretary of State on June 2, 1995 (incorporated by reference to Exhibit 3 to the registrant’s registration statement on Form 10SB-12G filed on December 6, 1999).

3.2	Amendment to Articles of Incorporation, filed with the Nevada Secretary of State on January 26, 2012 (incorporated by reference to Exhibit 3.2 to the registrant’s annual report on Form 10-K filed on March 31, 2011).

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to the registrant’s annual report on Form 10-K filed on March 31, 2011).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith ).

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 2014	Table Trac, Inc.
(Registrant)

	By:	/s/ Glenn Goulet
Glenn Goulet (Principal Executive Officer)

	By:	/s/ Brian Hinchley
Brian Hinchley (Principal Financial and Accounting Officer)

