Form 10-Q
period 2014-06-30
TABLE TRAC INC
filed 2014-08-13
CIK 1090396

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes☐ No☒

As of August 13, 2014, the registrant had outstanding 4,782,305 shares of common stock, $.001 par value per share.

Table Trac, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TABLE TRAC, INC.

TABLE TRAC, INC.

TABLE TRAC, INC.

CONDENSED BALANCE SHEETS (Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
CURRENT ASSETS
Cash	$1,361,146	$1,038,288
Accounts receivable, net of allowance for doubtful accounts of $112,054 at June 30, 2014 and December 31, 2013	2,509,048	3,240,412
Inventory	645,445	474,778
Prepaid expenses	152,421	146,102
Other current assets	668	631
Income taxes receivable	45,551	85,551
TOTAL CURRENT ASSETS	4,714,279	4,985,762

LONG-TERM ASSETS
Patent, net	3,685	4,367
Property and equipment, net	6,305	10,953
System under rental program, net	0	4,759
Other long term assets	368,409	428,500
Deferred tax asset	15,000	20,000
Long-term accounts receivable – financed contracts	681,123	904,410
TOTAL LONG-TERM ASSETS	1,074,522	1,372,989
TOTAL ASSETS	$5,788,801	$6,358,751

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$165,983	$567,051
Payroll liabilities	52,980	35,299
Current portion of note payable	2,727	8,180
Deferred revenue - short term	51,900	44,950
Income taxes payable	44,700	0
Deferred tax liability	919,747	957,747
TOTAL CURRENT LIABILITIES	1,238,037	1,613,227

LONG-TERM LIABILITIES
Deferred revenue - long term	1,211,300	1,536,862
TOTAL LIABILITIES	2,449,337	3,150,089

STOCKHOLDERS' EQUITY
Common stock, 0.001 par value; 25,000,000 shares authorized: 4,782,305 shares issued and outstanding at June 30, 2014 and 4,774,805 at December 31, 2013	4,777	4,770
Additional paid-in capital	1,892,165	1,885,422
Retained earnings	1,443,944	1,319,892
	3,340,886	3,210,084
Treasury stock, 1,000 shares (at cost) at both June 30, 2014 and December 31, 2013	(1,422)	(1,422)
TOTAL STOCKHOLDERS’ EQUITY	3,339,464	3,208,662

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,788,801	$6,358,751

See notes to condensed financial statements.

TABLE TRAC, INC.

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenues	$907,302	$1,425,043	$2,075,512	$2,334,366
Cost of sales	209,514	421,306	531,548	625,892
Gross profit	697,788	1,003,737	1,543,964	1,708,474
Operating Expenses:
Selling, general and administrative	642,640	711,169	1,392,984	1,433,004
Income from operations	55,148	292,568	150,980	275,470
Interest income	11,459	16,447	36,072	38,289
Income before taxes	66,607	309,015	187,052	313,759
Income tax expense	19,000	113,500	63,000	118,500
Net income	$47,607	$195,515	$124,052	$195,259

Basic earnings per common share	$0.01	$0.04	$0.03	$0.04

Weighted-average basic shares outstanding	4,775,876	4,760,794	4,775,344	4,760,302

Diluted earnings per common share	$0.01	$0.04	$0.03	$0.04

Weighted-average diluted shares outstanding	4,775,876	4,760,794	4,775,344	4,760,302

See notes to condensed financial statements.

TABLE TRAC, INC.

CONDENSED STATEMENTS OF CASH FLOW (Unaudited)

	For the Six Months Ended June 30,
	2014	2013
OPERATING ACTIVITIES
Net Income	$124,052	$195,259
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,274	26,668
Deferred income taxes	(33,000)	118,500
Stock issued for services	6,750	3,825
Changes in operating assets and liabilities:
Accounts receivable	954,651	176,978
Inventory	(170,667)	(163,927)
Prepaid expenses and other assets	53,735	(48,126)
Accounts payable and accrued expenses	(401,068)	(64,214)
Payroll liabilities	17,681	6,532
Deferred revenue	(318,612)	(131,594)
Income taxes receivable / payable	84,700	(1,250)
Net cash provided by operating activities	330,496	118,651
INVESTING ACTIVITIES
Purchase of property and equipment	(2,185)	0
Net cash used in financing activities	(2,185)	0
FINANCING ACTIVITIES
Payments on note payable	(5,453)	(5,454)
Net cash used in financing activities	(5,453)	(5,454)
NET INCREASE IN CASH	322,858	113,197
CASH
Beginning of period	1,038,288	609,690
End of period	$1,361,146	$722,887

See notes to condensed financial statements.

TABLE TRAC, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Nature of Business and Summary of Significant Accounting Policies –

Basis of Presentation

The accompanying unaudited condensed financial statements of Table Trac have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of June 30, 2014 and the statements of operations and cash flows for the three and six months ended June 30, 2014 and 2013 are unaudited but include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Table Trac Annual Report on Form 10-K for the year ended December 31, 2013.

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

Revenue Recognition

The Company derives revenues from the sales of systems, licenses and maintenance fees, rental agreements and services.

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

Major Customers

The following tables summarize significant customer information for the three and six months ended June 30, 2014 and 2013:

	For the Six Months Ended June 30
	2014		2013
	% Sales	% AR	% Sales	% AR
A	7.7%	12.5%	48.4%	34.3%
B	5.7%	2.5%	0.9%	0.0%
C	0.0%	0.0%	0.0%	15.2%
D	3.7%	15.3%	0.0%	0.0%
E	24.0%	12.0%	0.0%	0.0%
F	12.7%	2.6%	11.2%	13.1%
G	4.3%	10.6%	3.8%	14.2%
All Others	41.9%	44.5%	35.7%	23.2%
Total	100.0%	100.0%	100.0%	100.0%

For the Three Months Ended June 30
	2014	2013
	% Sales	% Sales
A	8.2%	53.1%
B	10.6%	0.7%
C	0.0%	0.0%
D	4.5%	0.0%
E	2.3%	0.0%
F	14.5%	9.2%
G	4.9%	3.1%
All Others	55.0%	33.9%
Total	100.0%	100.0%

Inventory

Inventory, consisting of finished goods, is stated at the lower of cost or market. The average cost method is used to value inventory. Inventory is reviewed annually for the lower of cost or market and obsolescence. Any material cost found to be above market value or considered obsolete is written down accordingly. The Company had no obsolescence reserve as of June 30, 2014 and December 31, 2013.

Research and Development

The Company expenses all costs related to research and development as incurred. Research and development expense was $3,585 and $6,457 for the three months ended June 30, 2014 and 2013, and $10,581 and $8,761 for the six months ended June 30, 2014 and 2013. Research and development expenses are included in selling, general and administrative expenses on the statements of operations.

Deferred System Sales Costs

Deferred system sales costs consist of installed system costs incurred on participation-based contracts. These costs are recognized on a straight-line basis over the term of the contract which is generally 18-105 months beginning when revenues are generated. At the end of the contract period, the customer will typically receive title to the system.

Accounting Pronouncement

In May 2014, the Financial Accounting Standards Board (FASB) issued guidance creating Accounting Standards Codification (“ASC”) Section 606, “Revenue from Contracts with Customers”. The new section will replace Section 605, “Revenue Recognition” and creates modifications to various other revenue accounting standards for specialized transactions and industries. The section is intended to conform revenue accounting principles with a concurrently issued International Financial Reporting Standards with previously differing treatment between United States practice and those of much of the rest of the world, as well as, to enhance disclosures related to disaggregated revenue information. The updated guidance is effective for annual reporting periods beginning on or after December 15, 2016, and interim periods within those annual periods. The Company will adopt the new provisions of this accounting standard at the beginning of 2017, since early adoption is not an option. The Company will further study the implications of this statement in order to evaluate the expected impact on the consolidated financial statements.

2.	Accounts Receivable –

Accounts receivable consisted of the following as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013

Accounts receivable under normal 30 day terms	$1,067,866	$1,322,680
Financed contracts:
Short-term	90,450	332,209
Current portion of long-term	1,462,786	1,697,577
Long-term, net of current portion	681,123	904,410
Total accounts receivable	3,302,225	4,256,876
Less allowance for doubtful accounts	(112,054)	(112,054)
Accounts receivable, net	$3,190,171	$4,144,822

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

Included in Accounts receivable – Financed contracts as of June 30, 2014 and December 31, 2013 is $2,234,359 and $2,934,196 with an offset to deferred revenues on the balance sheet of $1,211,300 and $1,536,862 as of June 30, 2014 and December 31, 2013.

A roll-forward of the Company’s allowance for doubtful accounts is as follows:

	June 30, 2014	December 31, 2013
Accounts receivable allowance, beginning of period	$112,054	$663,511
Provision adjustment during period	0	(18,315)
Write-off	0	(533,142)
Accounts receivable allowance, end of period	$112,054	$112,054

The allowance for doubtful accounts is $112,054 for the trade receivables and $0 for the financed contracts at both June 30, 2014 and December 31, 2013.

3.	Stockholders’ Equity –

As of June 30, 2014, the Company holds 1,000 common shares in treasury at a total cost of $1,422 for future employee issuances under the bonus program which was part of the 2009 repurchase of shares.

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

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Based on its evaluation, it has concluded that there are no significant unrecognized tax positions. The Company’s evaluation was performed for the tax years ended December 31, 2010 through 2013, the tax years that remain subject to examination by major tax jurisdictions as of June 30, 2014. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to its financial results. In accordance with current guidance, the Company classifies interest and penalties as income tax expense is incurred.

5.	Earnings Per Share –

The Company computes earnings per share under two different methods, basic and diluted, and presents per-share data for all periods in which statements of operations are presented. Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding.

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted loss per share for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Basic earnings per share calculation:
Net income to common stockholders	$47,607	$195,515	$124,052	$195,259
Weighted average number of common shares outstanding	4,775,876	4,760,794	4,775,344	4,760,302
Basic net income per share	$0.01	$0.04	$0.03	$0.04

Diluted earnings per share calculation:
Net income	$47,607	$195,515	$124,052	$195,259
Weighted average number of common shares outstanding	4,775,876	4,760,794	4,775,344	4,760,302

Common stock equivalents:
Stock options	(1)	(1)	(1)	(1)
Weighted average diluted shares outstanding	4,775,876	4,760,794	4,775,344	4,760,302
Diluted net income per share	$0.01	$0.04	$0.03	$0.04

(1)	Stock options outstanding of 60,000 were not included in the calculation as they would have been anti-dilutive.

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

In the second quarter, the Company completed the installation of one casino management system and provided hardware and software to support several existing casinos in their expansion efforts in Latin America, the Caribbean and the U.S.

During the second quarter the Company attended the G2E Asia Trade Show and Conference and exhibited at the Peru Gaming Show and the National Indian Gaming Show in San Diego.

Discussion of Critical Accounting Policies

There were no changes to our accounting policies for the quarter. For our existing policies, see Note 1 in our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013.

Results of Operations - Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

During the three months ended June 30, 2014, income from operations was $55,148 compared to $292,568 for the three months ended June 30, 2013. The major components of revenues, cost of sales and selling, general and administrative expenses are discussed below.

Revenues

Revenues totaled $907,302 for the three months ended June 30, 2014 compared to $1,425,043 for the three months ended June 30, 2013.  The following table summarizes our revenues for the three months ended June 30, 2014 and 2013, respectively:

	Three Months Ended June 30,
	2014	2013	2014	2013
			(percent of revenues)
System sales	$413,576	983,174	45.6%	69.0%
License and maintenance fees	323,081	232,834	35.6%	16.3%
Other sales	170,645	209,035	18.8%	14.7%
Total revenues	$907,302	$1,425,043	100.0%	100.0%

During the three months ended June 30, 2014, the Company delivered one system compared to two systems during the same period in 2013.

Cost of Sales

Cost of sales for the three months ended June 30, 2014 decreased to $209,514 from $421,306 for the three months ended June 30, 2013.  The following table summarizes our cost of sales for the three months ended June 30, 2014 and 2013, respectively:

	Three Months Ended June 30,
	2014	2013	2014	2013
			(percent of revenues)
System sales	$129,613	306,423	14.3%	21.5%
License and maintenance fees	26,422	49,734	2.9%	3.5%
Other sales	53,479	65,149	5.9%	4.6%
Total cost of sales	$209,514	$421,306	23.1%	29.6%

Gross profit	$697,788	$1,003,737	76.9%	70.4%

The Company's gross profit was 76.9% and 70.4% for the three months ended June 30, 2014 and 2013, respectively. This increase is primarily due to the concentration of hardware on the systems sales during the quarters.

Selling, General and Administrative Expenses

For the three months ended June 30, 2014, selling, general and administrative expenses were $642,640 compared to $711,169 for the same period in 2013.  Our most significant changes in operating expenses from the three months ended is related to the recovery of bad debt of $97,961 offset by higher payroll expenses compared to the same period in 2013.

Interest Income

For the three months ended June 30, 2014, interest income was $11,459 compared to $16,447 for 2013.  This decrease is primarily related to payments that were received during the month of July 2014.

Tax Provision

The income tax expense for the three months ended June 30, 2014 was $19,000 which was calculated at a 28.5% effective rate, compared to the tax expense of $113,500 for the same period in 2013, which was calculated at a 36.7% effective rate. The decrease in the quarterly effective rate is primarily related to the annual tax impact affected by the current quarterly results.

Net Income

Income before taxes for the three months ended June 30, 2014, was $66,607 compared to $309,015 for same period in 2013. Net income for the three months ended June 30, 2014 was $47,607 compared to $195,515 for the same period in 2013. The basic earnings per share was $0.01 compared to $0.04 for the three months ended June 30, 2014 and 2013, respectively.

Results of Operations - Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

During the six months ended June 30, 2014, income from operations was $150,980 compared to $275,470 for the six months ended June 30, 2013. The major components of revenues, cost of sales and selling, general and administrative expenses are discussed below.

Revenues

Revenues totaled $2,075,512 for the six months ended June 30, 2014 compared to $2,334,366 for the six months ended June 30, 2013.  The following table summarizes our revenues for the six months ended June 30, 2014 and 2013, respectively:

	Six Months Ended June 30,
	2014	2013	2014	2013
			(percent of revenues)
System sales	$1,077,429	$1,526,767	51.9%	65.4%
License and maintenance fees	629,501	468,553	30.3%	20.1%
Other sales	368,582	339,046	17.8%	14.5%
Total revenues	$2,075,512	$2,334,366	100.0%	100.0%

During the six months ended June 30, 2014, the Company sold two systems compared to three systems installed during the same period in 2013.  Other sales, which include sales of printers, kiosk software, mailing services and rental sales, increased over 2013 as a result of additional CountR hardware sales.

Cost of Sales

Cost of sales for the six months ended June 30, 2014 decreased to $531,548 from $625,892 for the six months ended June 30, 2013.  The following table summarizes our cost of sales for the six months ended June 30, 2014 and 2013, respectively:

	Six Months Ended June 30,
	2014	2013	2014	2013
			(percent of revenues)
System sales	$358,035	$431,374	17.3%	18.5%
License and maintenance fees	51,926	99,384	2.5%	4.3%
Other sales	121,586	95,134	5.9%	4.1%
Total cost of sales	$531,548	$625,892	25.7%	26.9%

Gross profit	$1,543,964	$1,708,474	74.3%	73.1%

The Company's gross profit was 74.3% and 73.1% for the six months ended June 30, 2014 and 2013, respectively. The increase is primarily due to the concentration of hardware on the systems sales during the first six months of 2014 compared to the first six months of 2013.

Selling, General and Administrative Expenses

For the six months ended June 30, 2014, selling, general and administrative expenses were $1,392,984 compared to $1,433,004 for the same period in 2013.  Our most significant changes in operating expenses from the six months ended is related to the recovery of bad debt of $97,961 offset by higher payroll expenses compared to the same period in 2013.

Interest Income

For the six months ended June 30, 2014, interest income was $36,072 compared to $38,289 for 2013.  This decrease is primarily related to payments that were received during the month of July 2014.

Tax Provision

The income tax expense for the six months ended June 30, 2014 was $63,000 which was calculated at a 33.7% effective rate, compared to $118,500 for the same period in 2013, which was calculated at a 37.8% effective rate. The increase in the quarterly effective rate is primarily related to the annual tax impact affected by the current quarterly results.

Net Income

Income before taxes for the six months ended June 30, 2014, was $187,052 compared to $313,759 for same period in 2013. Net income for the six months ended June 30, 2014 was $124,052 compared to $195,259 for the same period in 2013. The basic earnings per share was $0.03 compared to $0.04 for the six months ended June 30, 2014 and 2013, respectively.

Backlog

The Company’s backlog generally consists of incomplete system installations and expansion of offerings for currently installed and supported systems.

The Company has one installation project for a casino management system in its backlog at June 30, 2014.

The Company is currently serving gaming establishments in ten US states, as well as countries in Central and South America, and the Caribbean. The Company has a pipeline of opportunities and strategic partnerships that it is pursuing.

Liquidity and Capital Resources

Summary cash flow data is as follows

	For the Six Months Ended June 30,
	2014	2013

Cash flows provided by (used in):
Operating activities	$330,496	$118,651
Investing activities	(2,185)	0
Financing activities	(5,453)	(5,454)
Net increase in cash	322,858	113,197
Cash, beginning of period	1,038,288	609,690
Cash, end of period	$1,361,146	$722,887

As of June 30, 2014, the Company had cash of $1,361,146 compared to cash of $722,887 on June 30, 2013. Changes in cash flows provided by operating activities related primarily to deferred income taxes, and changes in operating assets and liabilities, including accounts receivable, inventory, income taxes receivable, deferred system sales costs, accrued payroll and related withholding liabilities, and deferred revenue.

There are no known trends, events or uncertainties that are likely to have a material impact on our short or long-term liquidity or capital resources. We expect that our primary source of liquidity in both the short and long-term will be system sales and the resulting license and maintenance fees generated from existing systems. We anticipate the ability to manage expenses and cash flow so monthly obligations will be satisfied by cash flow from operations. We believe the Company has adequate cash to meet its obligations and continue operations for both existing and future customers as well as ongoing sales efforts and product development.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of June 30, 2014.

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

As of June 30, 2014, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of June 30, 2014.

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

Dated: August 13, 2014	Table Trac, Inc.
(Registrant)

	By:	/s/ Glenn Goulet
Glenn Goulet (Principal Executive Officer)

	By:	/s/ Brian Hinchley
Brian Hinchley (Principal Financial and Accounting Officer)

- 17 -