Form 10-Q
period 2014-09-30
TABLE TRAC INC
filed 2014-11-13
CIK 1090396

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes☐ No ☒

As of November 13, 2014, the registrant had outstanding 4,782,305 shares of common stock, $.001 par value per share.

Table Trac, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TABLE TRAC, INC.

TABLE TRAC, INC.

CONDENSED BALANCE SHEETS (Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
CURRENT ASSETS
Cash	$1,538,599	$1,038,288
Accounts receivable, net of allowance for doubtful accounts of $112,054 at September 30, 2014 and December 31, 2013	2,216,921	3,240,412
Inventory	708,986	474,778
Prepaid expenses	150,994	146,102
Other current assets	0	631
Income taxes receivable	46,046	85,551
TOTAL CURRENT ASSETS	4,661,546	4,985,762

LONG-TERM ASSETS
Patent, net	3,344	4,367
Property and equipment, net	2,858	10,953
System under rental program, net	0	4,759
Other long term assets	326,019	428,500
Deferred tax asset	13,000	20,000
Long-term accounts receivable – financed contracts	687,986	904,410
TOTAL LONG-TERM ASSETS	1,033,207	1,372,989
TOTAL ASSETS	$5,694,753	$6,358,751

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$162,862	$567,051
Payroll liabilities	43,824	35,299
Current portion of note payable	0	8,180
Deferred revenue - short term	29,700	44,950
Income taxes payable	147,513	0
Deferred tax liability	829,947	957,747
TOTAL CURRENT LIABILITIES	1,213,846	1,613,227

LONG-TERM LIABILITIES
Deferred revenue - long term	1,088,209	1,536,862
TOTAL LIABILITIES	2,302,055	3,150,089

STOCKHOLDERS' EQUITY
Common stock, 0.001 par value; 25,000,000 shares authorized: 4,782,305 shares issued and outstanding at September 30, 2014 and 4,774,805 at December 31, 2013	4,777	4,770
Additional paid-in capital	1,892,165	1,885,422
Retained earnings	1,497,178	1,319,892
	3,394,120	3,210,084
Treasury stock, 1,000 shares (at cost) at September 30, 2014 and December 31, 2013	(1,422)	(1,422)
TOTAL STOCKHOLDERS’ EQUITY	3,392,698	3,208,662

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,694,753	$6,358,751

See notes to condensed financial statements.

TABLE TRAC, INC.

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenues	$870,744	$1,221,370	$2,946,256	$3,555,736
Cost of sales	125,021	384,422	656,568	1,010,314
Gross profit	745,723	836,948	2,289,688	2,545,422
Operating Expenses:
Selling, general and administrative	689,766	659,163	2,082,751	2,092,167
Income from operations	55,957	177,785	206,937	453,255
Interest income	17,289	28,180	53,361	66,469
Income before taxes	73,246	205,965	260,298	519,724
Income tax expense	20,012	50,155	83,012	168,655
Net income	$53,234	$155,810	$177,286	$351,069

Basic earnings per common share	$0.01	$0.03	$0.04	$0.07

Weighted-average basic shares outstanding	4,782,305	4,767,305	4,777,690	4,762,662

Diluted earnings per common share	$0.01	$0.03	$0.04	$0.07

Weighted-average diluted shares outstanding	4,782,305	4,767,305	4,777,690	4,762,662

See notes to condensed financial statements.

TABLE TRAC, INC.

CONDENSED STATEMENTS OF CASH FLOW (Unaudited)

	For the Nine Months Ended September 30,
	2014	2013

OPERATING ACTIVITIES
Net Income	$177,286	$351,069
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,062	40,002
Deferred income taxes	(120,800)	168,000
Stock issued for services	6,750	3,825
Changes in operating assets and liabilities:
Accounts receivable	1,239,915	(403,005)
Inventory	(234,208)	(210,120)
Prepaid expenses and other assets	98,220	(97,184)
Accounts payable and accrued expenses	(404,189)	54,515
Payroll liabilities	8,525	8,704
Deferred revenue	(463,903)	389,492
Income taxes receivable / payable	187,018	(2,385)
Net cash provided by operating activities	510,676	302,913
INVESTING ACTIVITIES
Purchase of property and equipment	(2,185)	0
Net cash used in financing activities	(2,185)	0
FINANCING ACTIVITIES
Payments on note payable	(8,180)	(8,180)
Net cash used in financing activities	(8,180)	(8,180)
NET INCREASE IN CASH	500,311	294,733

CASH
Beginning of period	1,038,288	609,690
End of period	$1,538,599	$904,423

Cash paid for income taxes	$13,971	$0

See notes to condensed financial statements.

TABLE TRAC, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Nature of Business and Summary of Significant Accounting Policies –

Basis of Presentation

The accompanying unaudited condensed financial statements of Table Trac have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of September 30, 2014 and the statements of operations and cash flows for the three and nine months ended September 30, 2014 and 2013 are unaudited but include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Table Trac Annual Report on Form 10-K for the year ended December 31, 2013.

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

The Company does offer its customers contracts with extended payment terms.  The Company must evaluate if any extended payment terms in the contract are an indicator of the revenue not being fixed or determinable.  Provided all other revenue recognition criteria have been satisfied, the Company recognizes the revenue if payment of a significant portion of the systems sales is due within 12 months of the delivery of the product.  The Company also analyzes its standard business practice of using long-term contracts and the history of collecting on extended payment term contracts without making concessions for determining if revenue should be recognized.  Revenue and associated set-up costs are deferred if contract terms exceed historical collection results or if a substantial portion of the contract is not due within 12 months after delivery of the product.  The Company analyzes each contract for proper revenue recognition based on that contract’s facts and circumstances.  Interest is recorded upon receipt to “other income” on the statements of operations.

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

Major Customers

The following tables summarize significant customer information for the three and nine months ended September 30, 2014 and 2013:

	For the Nine Months Ended September 30
	2014		2013
	% Sales	% AR	% Sales	% AR
A	8.4%	5.4%	35.6%	26.7%
B	6.3%	6.3%	10.2%	7.2%
C	0.0%	0.0%	0.0%	13.1%
D	4.6%	16.2%	2.2%	14.3%
E	17.7%	11.7%	0.0%	0.0%
F	10.9%	0.0%	11.5%	8.9%
G	5.3%	5.5%	1.2%	4.3%
H	4.5%	2.2%	2.3%	0.3%
All Others	42.3%	52.7%	37.0%	25.2%
Total	100.0%	100.0%	100.0%	100.0%

	For the Three Months Ended September 30
	2014	2013
	% Sales	% Sales
A	9.8%	11.4%
B	18.4%	29.5%
C	0.0%	0.0%
D	6.4%	6.2%
E	2.4%	0.0%
F	6.7%	11.5%
G	10.7%	1.4%
H	10.2%	1.9%
All Others	35.4%	38.1%
Total	100.0%	100.0%

Inventory

Inventory, consisting of finished goods, is stated at the lower of cost or market. The average cost method is used to value inventory. Inventory is reviewed annually for the lower of cost or market and obsolescence. Any material cost found to be above market value or considered obsolete is written down accordingly. The Company had no obsolescence reserve as of September 30, 2014 and December 31, 2013.

Research and Development

The Company expenses all costs related to research and development as incurred. Research and development expense was $6,536 and $7,076 for the three months ended September 30, 2014 and 2013, and $17,117 and $15,837 for the nine months ended September 30, 2014 and 2013. Research and development expenses are included in selling, general and administrative expenses on the statements of operations.

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

2.	Accounts Receivable –

Accounts receivable consisted of the following as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013

Accounts receivable under normal 30 day terms	$1,325,796	$1,322,680
Financed contracts:
Short-term	22,754	332,209
Current portion of long-term	980,425	1,697,577
Long-term, net of current portion	687,986	904,410
Total accounts receivable	3,016,961	4,256,876
Less allowance for doubtful accounts	(112,054)	(112,054)
Accounts receivable, net	$2,904,907	$4,144,822

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

Included in Accounts receivable – Financed contracts as of September 30, 2014 and December 31, 2013 is $1,691,165 and $2,934,196 with an offset to deferred revenues on the balance sheet of $1,088,209 and $1,536,862 as of September 30, 2014 and December 31, 2013.

A roll-forward of the Company’s allowance for doubtful accounts is as follows:

	September 30, 2014	December 31, 2013

Accounts receivable allowance, beginning of period	$112,054	$663,511
Provision adjustment during period	0	(18,315)
Write-off	0	(533,142)
Accounts receivable allowance, end of period	$112,054	$112,054

The allowance for doubtful accounts is $112,054 for the trade receivables and $0 for the financed contracts at both September 30, 2014 and December 31, 2013.

3.	Stockholders’ Equity –

As of September 30, 2014, the Company holds 1,000 common shares in treasury at a total cost of $1,422 for future employee issuances under the bonus program which was part of a 2009 repurchase of shares.

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

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Based on its evaluation, it has concluded that there are no significant unrecognized tax positions. The Company’s evaluation was performed for the tax years ended December 31, 2011 through 2013, the tax years that remain subject to examination by major tax jurisdictions as of September 30, 2014. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

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

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted loss per share for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Basic earnings per share calculation:
Net income to common stockholders	$53,234	$155,810	$177,286	$351,069
Weighted average number of common shares outstanding	4,782,305	4,767,305	4,777,690	4,762,662
Basic net income per share	$0.01	$0.03	$0.04	$0.07

Diluted earnings per share calculation:
Net income	$53,234	$155,810	$177,286	$351,069
Weighted average number of common shares outstanding	4,782,305	4,767,305	4,777,690	4,762,662

Common stock equivalents:
Stock options	(1)	(1)	(1)	(1)
Weighted average diluted shares outstanding	4,782,305	4,767,305	4,777,690	4,762,662
Diluted net income per share	$0.01	$0.03	$0.04	$0.07

(1)	Stock options outstanding of 60,000 were not included in the calculation as they would have been anti-dilutive.

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

General Overview

Table Trac, Inc. (the “Company” or “Table Trac”) is a Nevada corporation, formed on June 27, 1995, with principal offices in Minnetonka, Minnesota.

The Company has developed and patented (U.S. patent # 5,957,776) a proprietary information and management system (called our “Table Trac” system) that automates and monitors the operations of casino table game operations. In addition to its table games management system, Table Trac has been adding functionality to related casino system modules for guest rewards and loyalty club, marketing analysis, guest service, promotions, administration / management, vault / cage management and audit / accounting tasks. Aggregated together, all of these modules have become the “Casino Trac” product, a full-featured Casino Management System (CMS) offering what we believe to be a combination of value, efficiency and reliability for casinos seeking to add or upgrade their casino systems.

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

In the third quarter, the Company provided hardware and software to support several existing casinos in their expansion efforts in Latin America, the Caribbean and the U.S.

During the third quarter the Company signed an international distribution agreement with Toocann Gaming Products to help position the Company and its casino management systems in several Australasian and Asian gaming markets. In addition, the Company engaged a consultant, based in South America, to execute a sales and marketing strategy in key Caribbean, Central and South American gaming jurisdictions. The Company also attended the Casino Marketing and Technology Conference in Las Vegas and exhibited at both the Oklahoma Indian Gaming Association annual conference and the industry’s largest trade show event, the Global Gaming Expo (G2E) in Las Vegas.

Discussion of Critical Accounting Policies

There were no changes to our accounting policies for the quarter. For our existing policies, see Note 1 in our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013.

Results of Operations - Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

During the three months ended September 30, 2014, income from operations was $55,957 compared to $177,785 for the three months ended September 30, 2013. The major components of revenues, cost of sales and selling, general and administrative expenses are discussed below.

Revenues

Revenues totaled $870,744 for the three months ended September 30, 2014 compared to $1,221,370 for the three months ended September 30, 2013.  The following table summarizes our revenues for the three months ended September 30, 2014 and 2013, respectively:

	Three Months Ended September 30,
	2014	2013	2014	2013
			(percent of revenues)
System sales	$469,588	716,552	53.9%	58.7%
License and maintenance fees	350,861	253,188	40.3%	20.7%
Other sales	50,295	251,630	5.8%	20.6%
Total revenues	$870,744	$1,221,370	100.0%	100.0%

During the three months ended September 30, 2014, the Company delivered one system compared to three systems during the same period in 2013.

Cost of Sales

Cost of sales for the three months ended September 30, 2014 decreased to $125,021 from $384,422 for the three months ended September 30, 2013.  The following table summarizes our cost of sales for the three months ended September 30, 2014 and 2013, respectively:

	Three Months Ended September 30,
	2014	2013	2014	2013
			(percent of revenues)
System sales	$89,127	248,258	10.3%	20.3%
License and maintenance fees	26,348	48,984	3.0%	4.0%
Other sales	9,546	87,180	1.1%	7.2%
Total cost of sales	$125,021	$384,422	14.4%	31.5%
Gross profit	$745,723	$836,948	85.6%	68.5%

The Company's gross profit was 85.6% and 68.5% for the three months ended September 30, 2014 and 2013, respectively. This increase is primarily due to less third party product sold during the current quarter.

Selling, General and Administrative Expenses

For the three months ended September 30, 2014, selling, general and administrative expenses were $689,766 compared to $659,163 for the same period in 2013.  The increase is primarily related to the retention of additional contractors in the current quarter compared to the previous year.

Interest Income

For the three months ended September 30, 2014, interest income was $17,289 compared to $28,180 for 2013.  This decrease is primarily related to less financed contracts during the quarter.

Tax Provision

The income tax expense for the three months ended September 30, 2014 was $20,012, which was calculated at a 27.1% effective rate, compared to the tax expense of $50,155 for the same period in 2013, which was calculated at a 24.4% effective rate. The decrease in the quarterly effective rate is primarily related to the annual tax impact affected by the current quarterly results.

Net Income

Income before taxes for the three months ended September 30, 2014, was $73,246 compared to $205,965 for same period in 2013. Net income for the three months ended September 30, 2014 was $53,234 compared to $155,810 for the same period in 2013. The basic earnings per share was $0.01 compared to $0.03 for the three months ended September 30, 2014 and 2013, respectively.

Results of Operations - Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

During the nine months ended September 30, 2014, income from operations was $206,937 compared to $453,255 for the nine months ended September 30, 2013. The major components of revenues, cost of sales and selling, general and administrative expenses are discussed below.

Revenues

Revenues totaled $2,946,256 for the nine months ended September 30, 2014 compared to $3,555,736 for the nine months ended September 30, 2013.  The following table summarizes our revenues for the nine months ended September 30, 2014 and 2013, respectively:

	Nine Months Ended September 30,
	2014	2013	2014	2013
			(percent of revenues)
System sales	$1,547,017	$2,243,319	52.5%	63.1%
License and maintenance fees	980,362	721,741	33.3%	20.3%
Other sales	418,877	590,676	14.2%	16.6%
Total revenues	$2,946,256	$3,555,736	100.0%	100.0%

During the nine months ended September 30, 2014, the Company sold three systems compared to six systems installed during the same period in 2013.  Other sales, which include sales of printers, kiosk software, mailing services and rental sales, decreased over 2013 as a result of less third party hardware sales.

Cost of Sales

Cost of sales for the nine months ended September 30, 2014 decreased to $656,568 from $1,010,314 for the nine months ended September 30, 2013.  The following table summarizes our cost of sales for the nine months ended September 30, 2014 and 2013, respectively:

	Nine Months Ended September 30,
	2014	2013	2014	2013
			(percent of revenues)
System sales	$447,162	$679,632	15.1%	19.1%
License and maintenance fees	78,274	148,368	2.7%	4.2%
Other sales	131,132	182,314	4.5%	5.1%
Total cost of sales	$656,568	$1,010,314	22.3%	28.4%
Gross profit	$2,289,688	$2,545,422	77.7%	71.6%

The Company's gross profit was 77.7% and 71.6% for the nine months ended September 30, 2014 and 2013, respectively. The increase is primarily due to lower third party sales, which generally have a lower margin, during the first nine months of 2014 compared to the first nine months of 2013.

Selling, General and Administrative Expenses

For the nine months ended September 30, 2014, selling, general and administrative expenses were $2,082,751 compared to $2,092,167 for the same period in 2013.  This decrease of operating expenses from the nine months ended is primarily related to the recovery of a bad debt expense in the current nine months offset by additional contractors compared to the previous nine months.

Interest Income

For the nine months ended September 30, 2014, interest income was $53,361 compared to $66,469 for 2013.  This decrease is primarily related to fewer financed contracts during the current year.

Tax Provision

The income tax expense for the nine months ended September 30, 2014 was $83,012 which was calculated at a 31.9% effective rate, compared to $168,655 for the same period in 2013, which was calculated at a 32.5% effective rate. The increase in the quarterly effective rate is primarily related to the annual tax impact affected by the current quarterly results.

Net Income

Income before taxes for the nine months ended September 30, 2014, was $260,298 compared to $519,724 for same period in 2013. Net income for the nine months ended September 30, 2014 was $177,286 compared to $351,069 for the same period in 2013. The basic earnings per share was $0.04 compared to $0.07 for the nine months ended September 30, 2014 and 2013, respectively.

Backlog

The Company’s backlog generally consists of incomplete system installations and expansion of offerings for currently installed and supported systems.

The Company has one installation project for a casino management system in its backlog at September 30, 2014.

The Company is currently serving gaming establishments in ten US states, as well as countries in Central and South America, and the Caribbean. The Company has a pipeline of selling and strategic opportunities that it is reviewing and pursuing.

Liquidity and Capital Resources

Summary cash flow data is as follows

	For the Nine Months Ended September 30,
	2014	2013
Cash flows provided by (used in):
Operating activities	$510,676	$302,913
Investing activities	(2,185)	0
Financing activities	(8,180)	(8,180)
Net increase in cash	500,311	294,733
Cash, beginning of period	1,038,288	609,690
Cash, end of period	$1,538,599	$904,423

As of September 30, 2014, the Company had cash of $1,538,599 compared to cash of $904,423 on September 30, 2013. Changes in cash flows provided by operating activities related primarily to deferred income taxes, and changes in operating assets and liabilities, including accounts receivable, inventory, income taxes receivable, deferred system sales costs, accrued payroll and related withholding liabilities, and deferred revenue.

There are no known trends, events or uncertainties that we believe are likely to have a material impact on our short or long-term liquidity or capital resources. We expect that our primary source of liquidity in both the short and long-term will be system sales and the resulting license and maintenance fees generated from existing systems. We anticipate the ability to manage expenses and cash flow so monthly obligations will be satisfied by cash flow from operations. We believe the Company has adequate cash to meet its obligations and continue operations for both existing and future customers as well as ongoing sales efforts and product development.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of September 30, 2014.

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

As of September 30, 2014, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of September 30, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibit	Description

3.1	Articles of Incorporation, filed with the Nevada Secretary of State on September 2, 1995 (incorporated by reference to Exhibit 3 to the registrant’s registration statement on Form 10SB-12G filed on December 6, 1999).

3.2	Amendment to Articles of Incorporation, filed with the Nevada Secretary of State on January 26, 2012 (incorporated by reference to Exhibit 3.2 to the registrant’s annual report on Form 10-K filed on March 31, 2011).

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to the registrant’s annual report on Form 10-K filed on March 31, 2011).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith ).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 13, 2014	Table Trac, Inc.
(Registrant)

	By:	/s/ Glenn Goulet
Glenn Goulet (Principal Executive Officer)

	By:	/s/ Brian Hinchley
Brian Hinchley (Principal Financial and Accounting Officer)

- 17 -