Form 10-K
period 2014-12-31
TABLE TRAC INC
filed 2015-03-30
CIK 1090396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2014 was approximately $2.4 million based on the closing sales price of the registrant’s common stock on that date ($.91 per share). As of March 20, 2015, the Company had outstanding 4,656,734 shares of common stock, $0.001 par value.

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

The Company sells systems and technical support to casinos. The open architecture of the Table Trac system is designed to provide operators with a scalable and flexible system that can interconnect and operate with most third-party software or hardware. Key products and services forming a part of the Table Trac system include modules designed to drive player tracking programs and kiosk promotions, as well as vault and cage controls. The Company’s systems meet the strictest auditing, accounting and regulatory requirements. The Company has developed a patented, real-time system that automates and monitors the operations of casino gaming tables.

The Company continues to increase its market share by expanding its product offerings to include new system features and ancillary products.

TABLE TRAC INSTALLATIONS

Table Trac currently has casino management systems, table games management systems and ancillary products installed with on-going support and maintenance contracts at 52 casinos worldwide in the U.S., Caribbean, Central and South America.

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

EMPLOYEES

As of December 31, 2014, the Company had 18 full-time equivalents with an employee headcount of 19, and engaged the services of two contract specialists during the course of the year.

BUSINESS SEGMENTS

The Company operates as one reporting segment.

RECENT DEVELOPMENTS

The Company signed three new customer contracts in 2014 and expanded the Company’s presence into California and Costa Rica. At the end of 2014, the Company had casino management systems, table games management systems and ancillary products installed with on-going support and maintenance contracts at 52 casinos worldwide.

At its annual shareholder meeting in June 2014, the Company re-elected Steven A. Browne, Louis Fornetti, and Gary Loebig as its independent board members; along with Chad Hoehne, Table Trac’s, President and founder, and Glenn Goulet, Chief executive officer, to the Board of Directors. The board re-elected Mr. Browne as Chairman of the Board, while Mr. Fornetti and Mr. Loebig were re-elected to serve as chairmen of the audit and compensation committees, respectively. In December 2014, the Company accepted the resignation of Glenn Goulet from his position as Chief Executive Officer and director, and appointed Brian Hinchley as interim Chief Executive Officer.

During 2014, the Company participated in several key industry trade shows and conferences, including the ICE Gaming Show, the Caribbean Gaming Show, the National Indian Gaming Association Trade Show and Conference, the Gaming Technology Summit, the Midwest Gaming Conference, the Oklahoma Indian Gaming Association Trade Show and Conference, Raving’s Casino Marketing Conference and Table Games Conference, and Global Gaming Expo (G2E), the industry’s premier event.

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

We are dependent on our intellectual property and we may be unable to protect our intellectual property from infringement, or misappropriation.

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

Our existing intellectual properties may be found invalid or unenforceable and any current or future patent applications may not be approved.

We have patents and trademarks and we utilize patent protection in the United States relating to certain processes and products. We cannot assure you that all of our existing patents would be found valid or enforceable or will continue to be valid or enforceable, or that any pending patent applications will be approved. Our competitors may in the future challenge the validity or enforceability of certain of our patents. The patents we own could be challenged, invalidated or circumvented by others and may not be of sufficient scope or strength to provide us with any meaningful protection or commercial advantage. Competitors may infringe our patents and we may not have adequate resources or there may be other reasons we do not enforce our patents. Our patents may not adequately cover a competitor’s products in such a way as to provide us with a competitive advantage. Furthermore, the future interpretation by courts of United States laws regarding the validity of patents could negatively affect the validity or enforceability of our current or future patents.

Our efforts to protect our unpatented proprietary technology may not be successful.

We rely on unpatented proprietary technology. It is possible that others will independently develop the same or similar technology or otherwise obtain access to our unpatented technology. To protect our trade secrets and other proprietary information, we require employees, consultants, advisors and other collaborators to enter into confidentiality agreements. We cannot assure you that these agreements are fully enforceable or will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information. Furthermore, we may not have adequate resources to enforce these agreements in a meaningful way. If we are unable to maintain the proprietary nature of our technologies or enforce the agreements we use to protect those technologies, it could have a material adverse effect on our business.

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

There is a significant amount of litigation that occurs in the gaming and technology industry generally. A successful challenge to or invalidation of one of our patents or trademarks, a successful claim of infringement by a third party against us, our products, or one of our licensees in connection with the use of our technology, or an unsuccessful claim of infringement made by us against a third party or its products, could adversely affect our business or cause us financial harm. Any such litigation – whether with or without merit – could:

•	be expensive and time consuming to defend;

•	cause one or more of our patents to be ruled or rendered unenforceable or invalid;

•	cause us to cease making, licensing or using products that incorporate the challenged intellectual property;

•	require us to redesign, reengineer or rebrand our products;

•	divert management’s attention and resources;

•	require us to pay significant amounts in damages;

•	require us to enter into royalty, licensing or settlement agreements in order to obtain the right to use a necessary product, process or component;

•	limit our ability to bring new products to the market in the future; or

•	cause us, by way of injunction to have to remove products on lease and/or stop selling or leasing new products.

The gaming industry is highly regulated and we must adhere to various regulations and maintain applicable licenses to continue our operations. Failure to abide by regulations or maintain applicable licenses could be disruptive to our business and could adversely affect our operations.

We and our products are subject to extensive regulation under federal, state, local and foreign laws, rules and regulations of the jurisdictions in which we do business and our products are used. Violations of laws in one jurisdiction could result in disciplinary action in other jurisdictions. Licenses, approvals or findings of suitability may be revoked, suspended or conditioned. In sum, we may not be able to obtain or maintain all necessary registrations, licenses, permits or approvals. The licensing process may result in delays or adversely affect our operations and our ability to maintain key personnel, and our efforts to comply with any new licensing regulations will increase our costs.

We may be unable to obtain licenses in new jurisdictions where our customers operate.

We will become subject to regulation in any jurisdiction where our customers operate in the future. To expand into any such jurisdiction we may need to be licensed, or obtain approvals of our products or services. If we do not receive, or receive a revocation of a license in a particular jurisdiction for our products, we would not be able to sell or place our products in that jurisdiction. Any such outcome could materially and adversely affect our results of operations and any growth plans for our business.

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

Financial markets worldwide can experience disruption, including, among other things, diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations. Financial market conditions affect our business in a number of ways. For example, the tightening of credit in financial markets adversely affects the ability of our customers to obtain financing for purchases and operations and could result in a decrease in or cancellation of lease and sale orders for our products and services. In addition, poor financial market conditions could also affect our ability to raise funds in the capital and lending markets.

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

We have agreements with casinos in Native American and foreign jurisdictions, which may subject us to sovereign immunity risks.

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

We derive substantially all of our revenues from leasing, licensing, selling and other financing arrangements of products for the gaming industry. Consistent demand for and satisfaction with our products by our customers is critical to our financial condition and future success. Problems, issues, defects or dissatisfaction with our products could cause us to lose customers or revenues from leases with minimal notices. Additionally, our success depends on our ability to keep pace with technological advances in our industry and to adapt and improve our products in response to evolving customer needs and industry trends. If demand for our products weakens due to lack of market acceptance, technological change, increased competition, regulatory changes, or other factors, it could have a material adverse effect on our business, results of operations or financial condition.

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

We are dependent on the success of our customers and their decisions to upgrade or replace their current casino management systems.

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

Some of our products and our anticipated future products are complex and may contain defects that we do not detect. The occurrence of defects or malfunctions in one or more of our products could result in financial losses for our customers and in turn the termination of leases, cancellation of orders, product returns and diversion of our resources, and could additionally result in lost revenues, civil damages and regulatory penalties, as well as possible rescission of product approvals. Any of these occurrences could also result in the loss of or delay in market acceptance of our products and loss of placements.

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

Our success depends in a significant part upon the continued service of certain senior management, and other key personnel. In particular, we are materially dependent upon the services of Chad Hoehne, the Company’s Chief Technology Officer. If Mr. Hoehne should no longer serve the Company in his present capacity it would likely have a materially adverse impact on our business, financial condition and operations. Presently, the Company does not have an employment agreement with Mr. Hoehne, though the Company has secured “key person” term life insurance covering the life of Mr. Hoehne.

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

Market Information: The Company’s common stock is quoted for trading on the OTCQB over-the-counter quotation service under the symbol “TBTC.” The OTCQB is a middle-tier quotation marketplace operated by OTC Markets (formerly known as The Pink Sheets). Prior to February 22, 2011, the Company’s common stock had been quoted for trading on the over-the-counter bulletin board (the OTCBB) under the trading symbol TBTC.OB. The following table sets forth the high and low bid prices for our common stock as reported by the OTCQB in 2014 and 2013. These quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions. Trading in the Company’s common stock during the period represented was sporadic, exemplified by low trading volume and many days during which no trades occurred.

	2014
Price per Share Calendar Year	High	Low
Annual Price per Share	$1.38	$0.52
First Quarter, January -March	$1.13	$0.52
Second Quarter, April - June	$1.05	$0.85
Third Quarter, July - September	$1.38	$0.85
Fourth Quarter, October - December	$1.08	$0.55

	2013
Price per Share Calendar Year	High	Low
Annual Price per Share	$1.15	$0.50
First Quarter, January -March	$0.99	$0.50
Second Quarter, April - June	$1.05	$0.51
Third Quarter, July - September	$0.99	$0.70
Fourth Quarter, October - December	$1.15	$0.66

Holders: As of March 20, 2015, the Company had outstanding 4,656,734 shares of common stock held by approximately 70 holders of record.

Dividends: No dividends were declared or paid in 2014 or 2013, and the Company does not expect to pay dividends in the near future.

Securities Authorized Under Equity Compensation Plans: The table below sets forth certain information, as of the close of business on December 31, 2014, regarding equity compensation plans (including individual compensation arrangements) under which securities of the Company were then authorized for issuance.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (excluding securities reflected in column a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	10,000	$1.75	0	(2)
Equity compensation plans not approved by security holders	0	N/A	0

(1)	The equity plan previously approved by the shareholders, and pursuant to which the 10,000 common shares are issuable, terminated in accordance with the plan document in May 2011.

(2)	The Company is not required by applicable state law or the listing standards of any self-regulatory organization (e.g., the OTC Markets (OTCQB), NASD, AMEX or NYSE) to obtain the approval of its security holders prior to issuing any compensatory options, warrants or other rights to purchase securities of the Company.

Unregistered Sales of Securities: During 2014, the Company made the following issuances and sales of unregistered securities:

In June 2014, the Company issued 7,500 shares of common stock to a director at $.90 for a total director compensation expense of $6,750. The expense is for services rendered during the period January 1 through June 30 2014, with $6,750 total expense in 2014. The shares were issued pursuant to the exemption set forth in Section 4(a)(2) of the Securities Act on the basis that all recipients of such shares were directors of the Company.

In December 2014, the Company issued 7,500 shares of common stock to a director at $.65 for a total director compensation expense of $4,875. The expense is for services rendered during the period July 1 through December 31 2014, with $4,875 total expense in 2014. The shares were issued pursuant to the exemption set forth in Section 4(a)(2) of the Securities Act on the basis that all recipients of such shares were directors of the Company.

Repurchase of Common stock: On December 23, 2014, the Company repurchased 70,571 shares of common stock for $42,343 from the Company Chief Executive Officer in connection with his resignation. The Company also repurchased 13,500 shares from the open market at an average price of $.71 per share through December 31, 2014.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash position at December 31, 2014 was $1,208,201, an increase of $169,913 from $1,038,288 at December 31, 2013. Management believes that the Company has adequate cash to meet its obligations and continue operations for both existing customer contracts and ongoing product development for at least the next 12 months. The Company presently has no bank line of credit or other financing arrangements. As a result, its sole sources of liquidity are cash, receivables and potentially other current assets. Management is not aware of any trends or any known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the registrant’s liquidity increasing or decreasing in any material way.

Net cash flows provided by operating activities during the year ended December 31, 2014 was $221,256 compared with net cash flows provided by operating activities of $439,505 for the same period in 2013. This change of $218,249 was caused primarily by decreased income from operations in 2014 compared to 2013.

Net cash used in financing activities was ($51,343) during the year ended December 31, 2014, compared to ($10,907) for the same period in 2013. This change of $40,436 was caused primarily by the repurchase of commons stock in 2014 compared to none in 2013.

On December 31, 2014, total stockholders’ equity was $3,201,664. This compared to a stockholders’ equity of $3,208,662 in 2013, which is a decrease of $6,998 or 0.2%.

The Company’s operations are not capital intensive. The basic product of the Company is computer software developed by its employees. Most manufacturing is done after the Company receives an order, so there is little product inventory held by the Company.

RESULTS OF OPERATIONS, YEAR ENDED DECEMBER 31, 2014 COMPARED TO YEAR ENDED DECEMBER 31, 2013

The most significant events that affected the 2014 results of operations were the Company’s (1) installation of five casino management systems at seven operating entities; (2) expansion into the California and Costa Rica markets.

Inflation for the previous two years ended December 31, 2014 has been negligible, having no material effect on the Company’s operations. Increased inflation may put the Company’s cash holdings at risk for a loss of real value. As a result, the Company expects to periodically evaluate inflation pressure and take appropriate steps to place its available cash and cash equivalents into conservative and less inflation-sensitive investments.

A breakout of revenue by type is as follows:

	For the Years Ended December 31,
	2014	2013	2014	2013
			(percent of revenues)
System sales	$1,787,384	$3,394,306	51.4%	63.8%
License and maintenance fees	1,339,829	994,776	38.5%	18.7%
Other sales	351,367	933,282	10.1%	17.5%
Total revenues	$3,478,580	$5,322,364	100.0%	100.0%

Revenues decreased from $5,322,364 in 2013 to $3,478,580 in 2014. The decrease of $1,843,784 was due to fewer installations in 2014. System sales revenues decreased from $3,394,306 in 2013 to $1,787,384 in 2014, a 47.3% decrease of $1,606,922, due to less system installations as well as financed contracts which had less revenue recognition in 2014 compared to 2013. Ongoing maintenance revenue increased from $994,776 in 2013 to $1,339,829 in 2014, a 34.7% increase of $345,053, due to our high customer retention rate along with new accounts added during 2013. Other sales, which includes Cash IO kiosk sales, promotional kiosk software sales, and rental sales has decreased from $933,282 in 2013 to $351,367 in 2014, an 62.4% decrease of $581,915.

Cost of sales decreased to $635,674 in 2014 from $1,553,101 in 2013. The decrease of $917,427 was due to fewer sales in 2014 compared to 2013.

A breakout of cost of sales by type is as follows:

	For the Years Ended December 31,
	2014	2013	2014	2013
			(percent of revenues)
System sales	444,377	$1,076,801	12.8%	20.2%
License and maintenance fees	103,941	180,228	3.0%	3.4%
Other sales	87,356	296,072	2.5%	5.6%
Total cost of sales	$635,674	$1,553,101	18.3%	29.2%

Deferred revenues – short-term decreased to $38,975 in 2014 from $44,950 in 2013. The balance represents down payments received for system installations on order at year-end and annual payments of maintenance. The deferred revenue is non-refundable and is recognized as revenue when the system installations are completed or as invoices are due. As of December 31, 2014, the Company was not in the process of actively installing any new Table Trac systems.

Deferred revenues – long-term decreased to $1,090,746 in 2014 from $1,536,862 in 2013. The balance represents contracts which have been signed and invoiced, but revenue will be recognized and cash collected monthly over multiple years. The amount in 2014 represents one contract which was signed and installed during the year combined with the contracts installed in 2013 which had deferred revenue remaining as of December 31, 2014.

The gross margin in 2014 was $2,842,906 or 81.7% of sales compared with $3,769,263 or 70.8% of sales in 2013. The increase of gross margin was primarily due to less other sales noted above in 2014 compared to 2013 which generally have a lower margin.

Total operating expenses decreased from $2,965,006 in 2013 to $2,865,759 in 2014. This 3.3% decrease of $99,247 was primarily due a bad debt expense from 2013 that was recovered in 2014.

Interest / Other income decreased in 2014 to a net amount of $63,155 from $95,561 in 2013; the 33.9% decrease of $32,406 is due to a lower amount of long-term financed contracts in 2014 compared to 2013.

The provision for income taxes was $7,012 in 2014, for an effective rate of 17.4%, compared to a provision for income taxes of $319,455 for an effective rate of 35.5% in 2013. The change in rates is primarily due to a 2013 profit for financial results and a loss for tax purposes that was carried forward to offset tax profits for 2014.

The net income for 2014 was $33,290 compared to $580,363 for 2013, which is a decrease of $547,073.

The basic and diluted earnings per share in 2014 was $0.01 compared to $0.12 in 2013.

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

Revenue Recognition

The Company derives revenues from the sales of systems, licenses and maintenance fees, services, and other sales.

System Sales and Licenses

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

Accounts receivable consisted of the following at December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013

Accounts receivable under normal 30 day terms	$1,406,665	$1,322,680
Financed contracts:
Short-term	22,754	332,209
Current portion of long-term	896,236	1,697,577
Long-term, net of current portion	675,683	904,410
Total accounts receivable	3,001,338	4,256,876
Less allowance for doubtful accounts	(101,079)	(112,054)
Accounts receivable, net	$2,900,259	$4,144,822

Inventory

Inventory, consisting of finished goods, is stated at the lower of cost or market. The average cost method (which appropriates first in, first out method) is used to value inventory. Inventory is reviewed annually for the lower of cost or market and obsolescence. Any material cost found to be above market value or considered obsolete is written down accordingly. The Company had no obsolescence reserve at December 31, 2014 and 2013.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors

Table Trac, Inc.

Minnetonka, Minnesota

We have audited the accompanying balance sheets of Table Trac, Inc. as of December 31, 2014 and 2013, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Table Trac, Inc. as of December 31, 2014 and 2013 and the results of its operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, Minnesota

March 30, 2015

TABLE TRAC, INC.

BALANCE SHEETS

	December 31, 2014	December 31, 2013
ASSETS
CURRENT ASSETS
Cash	$1,208,201	$1,038,288
Accounts receivable, net of allowance for doubtful accounts of $101,079 at December 31, 2014 and $112,054 at December 31, 2013	2,224,576	3,240,412
Inventory	893,743	474,778
Prepaid expenses and other current assets	98,607	146,733
Income taxes receivable	16,610	85,551
TOTAL CURRENT ASSETS	4,441,737	4,985,762

LONG-TERM ASSETS
Patent, net	3,003	4,367
Property and equipment, net	2,138	10,953
System under rental program, net	0	4,759
Other long-term assets	344,816	428,500
Deferred tax asset	19,000	20,000
Long-term accounts receivable – financed contracts	675,683	904,410
TOTAL LONG-TERM ASSETS	1,044,640	1,372,989
TOTAL ASSETS	$5,486,377	$6,358,751

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$217,352	$567,051
Payroll liabilities	60,726	35,299
Current portion of note payable	0	8,180
Deferred revenue - short-term	38,975	44,950
Income taxes payable	109,967	0
Deferred tax liability	766,947	957,747
TOTAL CURRENT LIABILITIES	1,193,967	1,613,227

LONG-TERM LIABILITIES
Deferred revenue - long-term	1,090,746	1,536,862
TOTAL LIABILITIES	2,284,713	3,150,089

STOCKHOLDERS' EQUITY
Common stock, 0.001 par value; 25,000,000 shares authorized: 4,705,734 shares issued and outstanding at December 31, 2014 and 4,774,805 at December 31, 2013	4,706	4,775
Additional paid-in capital	1,845,198	1,885,417
Retained earnings	1,353,182	1,319,892
	3,203,086	3,210,084
Treasury stock, 1,000 shares (at cost) at December 31, 2014 and December 31, 2013	(1,422)	(1,422)
TOTAL STOCKHOLDERS’ EQUITY	3,201,664	3,208,662

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,486,377	$6,358,751

The accompanying notes are an integral part of these financial statements.

TABLE TRAC, INC.

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2014	2013

Revenues	$3,478,580	$5,322,364
Cost of sales	635,674	1,553,101
Gross profit	2,842,906	3,769,263
Operating Expenses:
Selling, general and administrative	2,865,759	2,965,006
Income (loss) from operations	(22,853)	804,257
Interest income	63,155	95,561
Income before taxes	40,302	899,818
Income tax expense	7,012	319,455
Net income	$33,290	$580,363

Basic earnings per common share	$0.01	$0.12

Weighted-average basic shares outstanding	4,776,085	4,764,120

Diluted earnings per common share	$0.01	$0.12

Weighted-average diluted shares outstanding	4,776,085	4,764,120

The accompanying notes are an integral part of these financial statements.

TABLE TRAC, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional
	Number of		Paid-in	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total
BALANCE, DECEMBER 31, 2012	4,759,805	$4,760	$1,874,857	$739,529	$(1,422)	$2,617,724
Common stock issued to board of directors for 2013 compensation	15,000	15	10,560	0	0	10,575
2013 Net Income	0	0	0	580,363	0	580,363
BALANCE, DECEMBER 31, 2013	4,774,805	$4,775	$1,885,417	$1,319,892	$(1,422)	$3,208,662
Common stock issued to board of directors for 2014 compensation	15,000	15	11,610	0	0	11,625
2014 Shares Repurchased	(84,071)	(84)	(51,829)	0	0	(51,913)
2014 Net Income	0	0	0	33,290	0	33,290
BALANCE, DECEMBER 31, 2014	4,705,734	$4,706	$1,845,198	$1,353,182	$(1,422)	$3,201,664

The accompanying notes are an integral part of these financial statements.

TABLE TRAC, INC.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2014	2013

OPERATING ACTIVITIES
Net income	$33,290	$580,363
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,938	48,168
Deferred income taxes	(189,800)	318,800
Allowance for doubtful accounts and bad debt write off	(10,975)	551,457
Stock issued for services	11,625	10,575
Changes in operating assets and liabilities:
Accounts receivable	1,255,538	(1,017,435)
Inventory	(418,965)	(280,126)
Prepaid expenses and other assets	131,810	(83,229)
Accounts payable and accrued expenses	(358,449)	208,033
Payroll liabilities	25,427	4,184
Deferred revenue	(452,091)	101,610
Income taxes receivable / payable	178,908	(2,895)
Net cash provided by operating activities	221,256	439,505
FINANCING ACTIVITIES
Payments on note payable	(8,180)	(10,907)
Repurchase of common stock	(43,163)	0
Net cash used in financing activities	(51,343)	(10,907)

NET INCREASE IN CASH	169,913	428,598

CASH
Beginning of year	1,038,288	609,690
End of year	$1,208,201	$1,038,288

Cash (paid for) income taxes	$8,955	$3,550
Non-cash investing and financing activities
Repurchase of Common Stock in accrued expenses	$8,750	$0

The accompanying notes are an integral part of these financial statements.

TABLE TRAC INC.

Notes to Financial Statements

December 31, 2014 and 2013

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

Concentrations of Risk

Cash Deposits in Excess of Federally Insured Limits

The Company maintains its cash balances at two financial institutions. Accounts are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company had approximately $900,000 and $630,000 of uninsured cash balances at December 31, 2014 and 2013, respectively.

Major Customers

The following table summarizes significant customer information for the years ended December 31, 2014 and 2013:

	For the Years Ended December 31
	2014		2013
	% Sales	% AR	% Sales	% AR
A	9.6%	3.7%	27.2%	21.4%
B	15.9%	11.3%	0.0%	0.0%
C	10.4%	0.8%	10.3%	6.4%
D	5.9%	16.0%	2.3%	13.4%
All Others	58.2%	68.2%	60.2%	58.8%
Total	100.0%	100.0%	100.0%	100.0%

Revenue Recognition

The Company derives revenues from the sales of systems, licenses and maintenance fees, and services.

System Sales and Licenses

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

Deferred System Sales Costs

Deferred system sales costs consist of installed system costs incurred on participation-based contracts. These costs are recognized on a straight-line basis over the term of the contract which is generally 18-105 months beginning when revenues are generated. At the end of the contract period, the customer will typically receive title to the system. These costs are included in other long-term assets on the balance sheet.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company held no cash equivalents at December 31, 2014 or 2013.

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

Inventory

Inventory, consisting of finished goods, is stated at the lower of cost or market. The average cost method (which appropriates the first in, first out method) is used to value inventory. Inventory is reviewed annually for the lower of cost or market and obsolescence. Any material cost found to be above market value or considered obsolete is written down accordingly. The Company had no obsolescence reserve at December 31, 2014 and 2013.

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

Intangible Asset

The Company has a patent number 5,957,776 relating to its table game management system. Expenses incurred in obtaining this patent are carried at cost and are being amortized over seventeen years using the straight-line method. Total patent costs were $23,472 with a net book value of $3,003 and $4,367 as of December 31, 2014 and 2013, respectively. The amortization expense was $1,365 for each of the years ended December 31, 2014 and 2013. Future amortization is $1,365 for the year ending 2015 and $1,638 for the year ending 2016.

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

The Company accounts for income taxes pursuant to Financial Accounting Standards Board guidance. This guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than not (a greater than 50 percent likelihood of being realized) to be sustained upon examination by taxing authorities. The Company believes its income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves, or related accruals for interest and penalties have been recorded at December 31, 2014 and 2013. In accordance with the guidance, the Company has adopted a policy under which, if required to be recognized in the future, interest and penalties related to the underpayment of income taxes will be classified in income taxes in the statements of operations. The Company has three open years of tax returns subject to examination starting with 2011.

Research and Development

Expenditures for research and product development costs are expensed as incurred. Research and development expenses were $23,241 and $24,527 for the years ended December 31, 2014 and 2013, respectively, and is included in selling, general and administrative expenses on the statements of operations.

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

There were no stock options issued during 2014 and 2013. The stock option plan expired on May 16, 2011.

Stock-based compensation expense related to options was $0 for the years ended December 31, 2014 and 2013. The Company estimates the amount of future stock-based compensation expense related to outstanding options to be $0.

Segment Reporting

The Company operates as one reporting segment.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and items defined as other comprehensive income (loss). Items defined as other comprehensive income (loss) include such items as foreign currency translation adjustments and unrealized gains (losses) on certain marketable securities. For the year ended December 31, 2014 and 2013, the Company had no items defined as other comprehensive income (loss).

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

Reclassifications

Reclassifications to prior year presentations have been made to conform to current period classifications.  There was no impact to net income or stockholders’ equity

NOTE 2. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following at:

	December 31, 2014	December 31, 2013

Accounts receivable under normal 30 day terms	$1,406,665	$1,322,680
Financed contracts:
Short-term	22,754	332,209
Current portion of long-term	896,236	1,697,577
Long-term, net of current portion	675,683	904,410
Total accounts receivable	3,001,338	4,256,876
Less allowance for doubtful accounts	(101,079)	(112,054)
Accounts receivable, net	$2,900,259	$4,144,822

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

Included in Accounts receivable - Financed contracts at December 31, 2014 and 2013 is $1,594,673 and $2,934,196 with an offset to deferred revenues on the balance sheet of $1,090,746 and $1,536,862 at December 31, 2014 and 2013.

A roll-forward of the Company’s allowance for doubtful accounts for the years ended is as follows:

	For the Year Ended	For the Year Ended
	December 31, 2013	December 31, 2013
Accounts receivable allowance, beginning of year	$112,054	$663,511
Provision adjustment during year	(10,975)	(18,315)
Write-off	0	(533,142)
Accounts receivable allowance, end of year	$101,079	$112,054

The allowance for doubtful accounts as of December 31, 2014 is $101,079 for the trade receivables and $0 for the financed contracts. The allowance for doubtful accounts as of December 31, 2013 is $112,054 for the trade receivables and $0 for the financed contracts.

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at:

	December 31, 2014	December 31, 2013
Office equipment	$29,175	$26,990
Vehicles	77,374	77,374
	106,549	104,364
Less: accumulated depreciation	(104,411)	(93,411)
Property and equipment, net	$2,138	$10,953

Rental Equipment	$90,044	$90,044
Less: accumulated depreciation	(90,044)	(85,285)
Systems under rental program, net	$-	$4,759

Depreciation expense totaled $13,573 and $46,803 for the years ended December 31, 2014 and 2013, respectively.

NOTE 4. LONG-TERM DEBT

The Company entered into a $32,720 term note agreement with Nissan Motor Acceptance Company in September 2012. The note was payable in monthly installments of $909 and is non-interest bearing. The note was secured by the vehicle, and expired in September 2014. The outstanding balance of the note was $0 and $8,180 at December 31, 2014 and 2013, respectively.

NOTE 5. OPERATING LEASES

The Company has on corporate office space in Minnetonka, Minnesota, which expires in June 30, 2016. This lease has rent escalations from $2,727 to $3,103 per month, excluding operating expenses. Future minimum lease payments are as follows:

2015	36,305
2016	21,719
Total	$58,024

Rent expense was $31,556 and $31,356 for the years ended December 31, 2014 and 2013, respectively.

NOTE 6. STOCKHOLDERS’ EQUITY

Common Stock

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

In June 2014, the Company issued 7,500 shares of common stock to directors at $.90 for a total director compensation expense of $6,750. The expense is for services rendered in 2014, with $6,750 total expense in 2014.

In December 2014, the Company issued 7,500 shares of common stock to directors at $.65 for a total director compensation expense of $4,875. The expense is for services rendered in 2014, with $4,875 total expense in 2014.

As of December 31, 2014, the Company holds 1,000 common stock shares in treasury at a total cost of $1,422 for future employee issuances under the bonus program which was part of the 2009 repurchase of shares.

Stock Repurchase Program

On December 23, 2014, the Company’s Board of Directors approved up to $100,000 for the repurchase of its outstanding shares of common stock in private unsolicited sellers paper certificate blocks (non-street name) in the open market until March 31, 2015 if not extended by the Board of Directors. Company insiders are prohibited from participating in the stock repurchase program. The Company repurchased 13,500 shares at an average price of $.71 per share through December 31, 2014. The remaining approved authorization is approximately $90,000 as of December 31, 2014.

Subsequent to year end, the Company has repurchased 89,517 shares at an average price of $0.91.

Resignation of Chief Executive Officer (CEO)

On December 15, 2014, the Company’s CEO resigned and was replaced by the CFO, Brian Hinchley, as interim CEO. As part of the resignation the Company repurchased 70,571 shares of common stock for a value of $42,343. The Company also paid severance of $50,000 as of December 31, 2014.

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

In November 2010, the Company issued 70,000 fully vested five-year employee stock options with an exercise price of $1.75 per share.

The following is a summary of all activity involving options for the years ended December 31:

		Weighted Average
	Outstanding and Exercisable Options	Exercise Price	Remaining Term	Aggregate Intrinsic Value

Balance, December 31, 2012	60,000	1.75	3	$-

Granted	0
Exercised	0
Cancelled	0

Balance, December 31, 2013	60,000	1.75	2	$-

Granted	0
Exercised	0
Cancelled	50,000	1.75

Balance, December 31, 2014	10,000	1.75	1	$-

The aggregate intrinsic value in the table represents the difference between the closing stock price on December 31, 2014 and 2013 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on December 31, 2014 and 2013. Total fair value of options vested during the years ended December 31, 2014 and 2013 was $0.

The Company issues new shares when stock options are exercised.

NOTE 7. INCOME TAXES –

The income tax provision consists of the following for the years ended December 31:

	2014	2013
Current tax expense (benefit)	$196,812	$655
Deferred tax expense (benefit)	$(189,800)	318,800
Total income tax expense (benefit)	$7,012	$319,455

The reconciliation between expected federal income tax rates and the Company’s effective federal tax rates is as follows:

	2014		2013
	Amount	Percent	Amount	Percent
Expected federal tax	$13,700	34.0%	$305,900	34.0%
Permanent timing differences	(7,900)	-19.6%	8,900	1.0%
State income tax, net of federal tax benefit	1,300	3.2%	11,600	1.3%
Other	(88)	-0.2%	(6,945)	-0.8%
Total	$7,012	17.4%	$319,455	35.5%

The following table summarizes the Company’s deferred tax assets and liabilities at December 31, 2014 and 2013:

	2014	2013
Current deferred tax asset (liabilities):
Accounts payable and accrued expenses	$61,000	$78,000
Accounts receivable	(1,124,000)	(1,573,000)
Allowance for doubtful accounts	38,000	41,000
Prepaid expenses	(36,000)	(54,000)
Deferred revenue	294,053	427,000
NOL - federal		123,253
Net current deferred tax liability	(766,947)	(957,747)
Long-term deferred tax asset (liability):
NOL - State	7,000	10,000
Book - Tax depreciation	12,000	10,000
Net long-term deferred tax asset (liability)	19,000	20,000
Net deferred tax liability	$(747,947)	$(937,747)

The state net operating loss carryforward at December 31, 2014 is approximately $214,000 which starts expiring in 2025. An allowance for net operating loss carryforward is recorded when the Company believes the amount may not be collected or fully utilized. Management believes the net operating loss carryforward, net of the allowance, is fully collectible or fully utilized.

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

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for years ended December 31, 2014 and 2013:

	For the Years Ended December 31,
	2014	2013
Basic earnings per share calculation:
Net income to common stockholders	$33,290	$580,363
Weighted average number of common shares outstanding	4,776,085	4,764,120
Basic net income per share	$0.01	$0.12

Diluted earnings per share calculation:
Net income	$33,290	$580,363
Weighted average number of common shares outstanding	4,776,085	4,764,120

Common stock equivalents:
Stock options	(1)	(2)
Weighted average diluted shares outstanding	4,776,085	4,764,120
Diluted net income per share	$0.01	$0.12

Stock options outstanding of (1) 10,000 and (2) 60,000 were not included in the calculation as they would have been anti-dilutive.

NOTE 9. GEOGRAPHIC CONCENTRATIONS

The Company sells its technologies and services to casinos in the United States, the Caribbean and countries in both Central and South America. For 2014 and 2013, 88% and 93% of the Company’s revenues were from the United States, 3% and 1% from the Caribbean, 1% and 1% from Central America, and 8% and 5% from South America, respectively. For 2014 and 2013, 83% and 87% of the Company’s accounts receivable were from the United States, 3% and 1% from the Caribbean, 2% and 1% from Central America, and 12% and 11% from South America, respectively.

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

As of December 31, 2014, the Company’s Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded the disclosure controls and procedures are effective as of December 31, 2014.

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

Management has concluded that its internal control over financial reporting was effective as of December 31, 2014.

There has been no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

MANAGEMENT

The executive officers and directors of the Company, with a brief description, are as follows:

Chad B. Hoehne	53	President, Director

Mr. Hoehne is the President and founder of the Company. He has a B.S. degree in Business Administration, Finance and computer minor from Minnesota State University. Mr. Hoehne founded Table Trac, Inc. in 1994 after working nine years for a successful Minneapolis electronics manufacturer and software company.

Mr. Hoehne has been on the board since the Company’s founding.

Brian Hinchley	49	Interim CEO, CFO

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

Mr. Hinchley has been the Company’s CFO since June 2011, and was named the interim CEO December 2014.

Robert R. Siqveland	70	Corporate Secretary

Mr. Siqveland is employed by Table Trac, Inc. as Executive Assistant. Mr. Siqveland has served as Corporate Secretary on the Board of Directors since 1999. Prior to joining Table Trac, Mr. Siqveland was an investment advisor with Summit Investment and venture capitalist with Property Growth Company for 25 years, providing “seed capital” and management to over 30 companies.

Mr. Siqveland has been a director at Table Trac from 1999 through 2011.

Steven A. Browne	59	Director, Chairman of the Board

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

Mr. Browne has been a director at Table Trac since December 2010.

Louis Fornetti	65	Director, Chair of the Audit Committee

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

Mr. Fornetti has been a director at Table Trac since June 2011.

Gary Loebig	66	Director, Chair of the Compensation Committee

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers, directors and persons considered to be beneficial owners of more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission and Nasdaq. Officers, directors and greater-than-ten-percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company by its officers and directors, or the Company’s actual knowledge of transactions involving such officers and directors, the Company believes that all such filings were filed on a timely basis for fiscal year 2014 other than the Form 4 filed by Glenn Goulet, former Chief Executive Officer of the Company, filed on January 5, 2015 (the due date for which was December 27, 2014).

Item 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth the cash and non-cash compensation for awarded to or earned by: (i) each individual who served as the principal executive officer and principal financial officer of Table Trac during the year ended December 31, 2014; and (ii) each other individual that served as an executive officer of Table Trac at the conclusion of the year ended December 31, 2014 and who received more than $100,000 in the form of salary and bonus during such fiscal year. For purposes of this report, these individuals are collectively the “named executives” of the Company.

Name, Principal Position		Salary	Stock Awards	Stock Option Awards	Total
Chad Hoehne, President	2014	$246,374	$0	$0	$246,374
	2013	247,192	0	0	247,192
Glenn Goulet, CEO (1)	2014	227,329	0	0	227,329
	2013	179,624	0	0	179,624
Brian Hinchley, CFO	2014	139,992	0	0	139,992
	2013	141,992	0	0	141,992

(1)	Mr. Goulet resigned from his role as Chief Executive Officer and a director in December 2014.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The Company had no stock awards outstanding at December 31, 2014 for any named executives. The Company had no options outstanding at December 31, 2014 for any named executives.

EMPLOYMENT AND CHANGE-IN-CONTROL AGREEMENTS

We do not currently have any employment or change-in-control agreements with any named executives or any other current members of our executive management.

As of the date of this Annual Report, Table Trac Inc. does not offer its executive employees any pension, annuity, profit sharing or similar benefit plans other than our insurance plan. Executive compensation is subject to change from time to time concurrent with our requirements and policies as established by the Board of Directors and its Compensation Committee.

COMPENSATION OF DIRECTORS

Name		Compensation	Stock Awards	Stock Option Awards	Total
Chad Hoehne	2014	$0	$0	$0	$0
Glenn Goulet (1)	2014	0	0	0	0
Steven Browne (2)	2014	10,500	11,625	0	22,125
Louis Fornetti (3)	2014	31,800	0	0	31,800
Gary Loebig (4)	2014	24,300	0	0	24,300

(1)	Mr. Goulet joined the Board of Directors on December 8, 2011. Mr. Goulet resigned his position as a director and as Chief Executive Officer in December 2014.
(2)	Mr. Browne joined the Board of Directors on December 16, 2010.
(3)	Mr. Fornetti joined the Board of Directors on June 15, 2011.
(4)	Mr. Loebig joined the Board of Directors on June 15, 2011.

Company directors are compensated on an annual award approved by the board and reimbursed for their actual expenses incurred in connection with attending board meetings or discharging their duties as directors. In June 2014, the independent board members passed a motion to pay $300 per meeting in addition to the current annual compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

As of the close of business on March 20, 2015, we had outstanding one class of voting securities—common stock—of which there were 4,656,734 shares issued and outstanding. Each share of common stock is currently entitled to one vote on all matters put to a vote of our shareholders. The following table sets forth the number of common shares, and percentage of outstanding common shares, beneficially owned as of March 20, 2015, by:

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

	Common Shares	Percentage of
	Beneficially	Common
Name and Address	Owned (1)	Shares (1)
Chad Hoehne (2)	1,306,100	28.05%
Robert Siqveland (3)	206,500	4.43%
Brian Hinchley (4)	25,000	*
Steve A. Browne, Director (5)	61,500	*
Louis Fornetti, Director (6)	21,000	*
Gary Loebig, Director (7)	15,000	*
All directors and officers as a group (8)	1,635,100	35.11%
Doucet Capital, LLC (9)
2204 Lakeshore Drive, Suite 218
Birmingham, AL 35209	474,532	10.19%

* denotes less than one percent.

(1)	Beneficial ownership is determined in accordance with the rules of the SEC, and includes general voting power and/or investment power with respect to securities. Shares of common stock issuable upon exercise of options or warrants that are currently exercisable or exercisable within 60 days of the record rate, and shares of common stock issuable upon conversion of other securities currently convertible or convertible within 60 days, are deemed outstanding for computing the beneficial ownership percentage of the person holding such securities but are not deemed outstanding for computing the beneficial ownership percentage of any other person. Under the applicable SEC rules, each person’s beneficial ownership is calculated by dividing the total number of shares with respect to which they possess beneficial ownership by the total number of outstanding shares of the Company. In any case where an individual has beneficial ownership over securities that are not outstanding, but are issuable upon the exercise of options or warrants or similar rights within the next 60 days, that same number of shares is added to the denominator in the calculation described above. Because the calculation of each person’s beneficial ownership set forth in the “Percentage of Common Shares” column of the table may include shares that are not presently outstanding, the sum total of the percentages set forth in such column may exceed 100%.

(2)	Mr. Hoehne is the President and a director of the Company.

(3)	Mr. Siqveland is an officer of the Company and has served as a director.

(4)	Mr. Hinchley is an officer of the Company.

(5)	Mr. Browne is a director of the Company.

(6)	Mr. Fornetti is a director of the Company.

(7)	Mr. Loebig is a director of the Company.

(8)	Consists of six persons: Messrs. Hoehne, Siqveland, Hinchley, Browne, Fornetti and Loebig.

(9) Share figures reflected in the table are based on a February 4, 2015 report 13-D filing by Doucet Asset Management LLC, which is the Company’s most recent and best available information relating to Doucet Capital’s ownership of Company common stock. Based on the referenced communication, voting and dispositive power with respect to these shares is exercised by Doucet Asset Management LLC.

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm, Baker Tilly Virchow Krause, LLP, billed for the following services:

	2014	2013
Audit fees, including quarterly review of Form 10-Q	$44,919	$43,859
Tax fees	-	-
Audit-related fees	-	-
	$44,919	$43,859

The audit fees consisted of fees for the annual audit of the Company’s financial statements and the reviews of financial statements in quarterly reports on Form 10-Q.

Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. All services provided by the independent auditors during 2014 and 2013 have been approved by the Audit Committee or Board of Directors.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

FINANCIAL STATEMENTS

Included herein at Part II, Item 8, are the Financial Statements and the Report of the Independent Registered Public Accounting Firm.

EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation, filed with the Nevada Secretary of State on June 2, 1995 (incorporated by reference to Exhibit 3 to the registrant’s registration statement on Form 10SB-12G filed on December 6, 1999).
3.2	Amendment to Articles of Incorporation, filed with the Nevada Secretary of State on January 26, 2013 (incorporated by reference to Exhibit 3.2 to the registrant’s annual report on Form 10-K filed on March 31, 2011).
3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to the registrant’s annual report on Form 10-K filed on March 31, 2011).
31	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
32	Certification pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2015

TABLE TRAC, INC.

/s/ Brian Hinchley
Brian Hinchley, Chief Financial Officer, Interim CEO
(principal executive and principal financial officer)

DIRECTORS:

/s/ Steve Browne
Steve Browne, Director

/s/ Louis Fornetti
Louis Fornetti, Director

/s/ Gary Loebig
Gary Loebig, Director

/s/ Chad B. Hoehne
Chad B. Hoehne, Director

