Form 10-Q
period 2015-03-31
TABLE TRAC INC
filed 2015-05-14
CIK 1090396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015 or

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

As of May 14, 2015, the registrant had outstanding 4,655,734 shares of common stock, $.001 par value per share.

1

Table Trac, Inc.

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

 TABLE TRAC, INC.

TABLE TRAC, INC.

CONDENSED BALANCE SHEETS (Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
CURRENT ASSETS
Cash	$957,203	$1,208,201
Accounts receivable, net	2,506,938	2,224,576
Inventory	794,092	893,743
Prepaid expenses and other current assets	109,787	98,607
Income taxes receivable	52,048	16,610
TOTAL CURRENT ASSETS	4,420,068	4,441,737

LONG-TERM ASSETS
Patent, net	2,662	3,003
Property and equipment, net	4,668	2,138
Other long-term assets	301,055	344,816
Deferred tax asset	18,000	19,000
Long-term accounts receivable – financed contracts	606,974	675,683
TOTAL LONG-TERM ASSETS	933,359	1,044,640
TOTAL ASSETS	$5,353,427	$5,486,377

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$302,552	$217,352
Payroll liabilities	61,934	60,726
Deferred revenue - short-term	35,850	38,975
Income taxes payable	0	109,967
Deferred tax liability	789,947	766,947
TOTAL CURRENT LIABILITIES	1,190,283	1,193,967

LONG-TERM LIABILITIES
Deferred revenue - long-term	954,556	1,090,746
TOTAL LIABILITIES	2,144,839	2,284,713

STOCKHOLDERS' EQUITY
Common stock, 0.001 par value; 25,000,000 shares authorized: 4,655,734 shares issued and 4,614,517 outstanding at March 31, 2015 and 4,705,734 issued and 4,704,734 outstanding at December 31, 2014	4,656	4,706
Additional paid-in capital	1,801,248	1,845,198
Retained earnings	1,440,349	1,353,182
	3,246,253	3,203,086
Treasury stock, 41,217 and 1,000 shares (at cost) at March 31, 2015 and December 31, 2014	(37,665)	(1,422)
TOTAL STOCKHOLDERS’ EQUITY	3,208,588	3,201,664

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,353,427	$5,486,377

See notes to condensed financial statements.

TABLE TRAC, INC.

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2015	2014

Revenues	$1,347,484	$1,168,210
Cost of sales	400,524	322,034
Gross profit	946,960	846,176
Operating Expenses:
Selling, general and administrative	819,386	750,344
Income from operations	127,574	95,832
Interest income	7,588	24,613
Income before taxes	135,162	120,445
Income tax expense	48,000	44,000
Net income	$87,162	$76,445

Basic earnings per common share	$0.02	$0.02

Weighted-average basic shares outstanding	4,660,109	4,774,805

Diluted earnings per common share	$0.02	$0.02

Weighted-average diluted shares outstanding	4,660,109	4,774,805

See notes to condensed financial statements.

TABLE TRAC, INC.

CONDENSED STATEMENTS OF CASH FLOW (Unaudited)

	For the Three Months Ended March 31,
	2015	2014
OPERATING ACTIVITIES
Net income	$87,162	$76,445
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,061	8,486
Deferred income taxes	24,000	(14,000)
Changes in operating assets and liabilities:
Accounts receivable	(213,653)	884,898
Inventory	99,651	(2,510)
Prepaid expenses and other assets	32,581	47,009
Accounts payable and accrued expenses	93,955	(309,919)
Payroll liabilities	1,208	18,222
Deferred revenue	(139,315)	(272,260)
Income taxes receivable / payable	(145,405)	47,495
Net cash provided by (used in) operating activities	(158,755)	483,866
INVESTING ACTIVITIES
Purchase of property and equipment	(3,250)	(2,185)
Net cash used in investing activities	(3,250)	(2,185)
FINANCING ACTIVITIES
Payments on note payable	0	(2,727)
Repurchase of common stock	(88,993)	0
Net cash used in financing activities	(88,993)	(2,727)

NET INCREASE (DECREASE) IN CASH	(250,998)	478,954

CASH
Beginning of year	1,208,201	1,038,288
End of period	$957,203	$1,517,242

Cash paid for income taxes	$(150,000)

See notes to condensed financial statements.

TABLE TRAC, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Nature of Business and Summary of Significant Accounting Policies –

Basis of Presentation

The accompanying unaudited condensed financial statements of Table Trac, Inc. (the “Company,” or “Table Trac”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of March 31, 2015 and the statements of operations and cash flows for the three months ended March 31, 2015 and 2014 are unaudited but include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Table Trac Annual Report on Form 10-K for the year ended December 31, 2014.

Nature of Business

Table Trac was formed under the laws of the State of Nevada in June 1995. The Company has its offices in Minnetonka, Minnesota. The Company has developed and sells an information and management system that automates and monitors various aspects of the operations of casinos.

Table Trac provides system sales and technical support to casinos. System sales include installation, custom casino system configuration, and training. In addition, license and technical support are provided under separate license and service contracts.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company uses estimates and assumptions in accounting for the following significant matters, among others: revenue recognition, realizability of accounts receivable, the valuation of deferred tax assets and liabilities, deferred revenue and costs, and other contingencies. Actual results could differ from those estimates.

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

The Company does offer its customers contracts with extended payment terms.  The Company must evaluate if any extended payment terms in the contract is an indicator of the revenue not being fixed or determinable.  Provided all other revenue recognition criteria have been satisfied, the Company recognizes the revenue if payment of a significant portion of the systems sales is due within 12 months of the delivery of the product.  The Company also analyzes its standard business practice of using long-term contracts and the history of collecting on extended payment term contracts without making concessions for determining if revenue should be recognized.  Revenue and associated costs of sales are deferred if contract terms exceed historical collection results or if a substantial portion of the contract is not due within 12 months after delivery of the product.  The Company analyzes each contract for proper revenue recognition based on that contract’s facts and circumstances.  Interest is recorded upon receipt to “other income” on the statements of operations.

Maintenance revenue

Maintenance revenue is recognized ratably over the contract period. The VSOE for maintenance is based upon the renewal rate for contracted services.

Service revenue

Service revenue is recognized after the services are performed and collection of the resulting receivable is reasonably assured. The VSOE for service revenue is established based upon the price determined by management having the relative authority when the element is not yet sold separately for the services.

Rental revenue

The Company may offer customers a rental contract.  Revenues are billed monthly on a per-game per-day basis. There is an option to purchase the system after the rental contract expires at a pre-determined residual value.

Deferred System Sales Costs

Deferred system sales costs consist of installed system costs incurred on participation-based contracts. These costs are recognized on a straight-line basis over the term of the contract which is generally 18-48 months beginning when revenues are generated. At the end of the contract period, the customer will usually receive title to the system.

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

Major Customers

The following table summarizes major customer information for the three months ended March 31, 2015 and 2014:

	For the Three Months Ended March 31
	2015		2014
	% Sales	% AR	% Sales	% AR
A	51.6%	21.3%	9.6%	3.7%
B	1.8%	11.5%	15.9%	11.3%
C	6.6%	0.2%	10.4%	0.8%
D	4.1%	13.9%	5.9%	16.0%
All Others	35.9%	53.1%	58.2%	68.2%
Total	100.0%	100.0%	100.0%	100.0%

Inventory

Inventory, consisting of finished goods, is stated at the lower of cost or market. The average cost method, which approximates the first in, first out method, is used to value inventory. Inventory is reviewed annually for the lower of cost or market and obsolescence. Any material cost found to be above market value or considered obsolete is written down accordingly. The inventory value as of March 31, 2015 was $794,092, which included work-in-process of $206,943. The Company had no obsolescence reserve at March 31, 2015 and December 31, 2014.

Research and Development

The Company expenses all costs related to research and development as incurred. Research and development expense was $11,282 and $6,996 for the three months ended March 31, 2015 and 2014, respectively. Research and development expenses are included in selling, general and administrative expenses on the statements of operations.

Accounting Pronouncement

In May 2014, the Financial Accounting Standards Board (FASB) issued guidance creating Accounting Standards Codification (“ASC”) Section 606, “Revenue from Contracts with Customers.” The new section will replace Section 605, “Revenue Recognition” and creates modifications to various other revenue accounting standards for specialized transactions and industries. The section is intended to conform revenue accounting principles to a concurrently issued International Financial Reporting Standards with previously differing treatment between United States practice and those of much of the rest of the world, as well as, to enhance disclosures related to disaggregated revenue information. The updated guidance is effective for annual reporting periods beginning on or after December 15, 2016, and interim periods within those annual periods. The Company will adopt the new provisions of this accounting standard at the beginning of 2017, since early adoption is not an option. The Company will further study the implications of this statement in order to evaluate the expected impact on the consolidated financial statements.

2.	Accounts Receivable –

Accounts receivable consisted of the following at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Accounts receivable under normal 30 day terms	$1,233,140	$1,406,665
Financed contracts:
Short-term	591,956	22,754
Current portion of long-term	782,921	896,236
Long-term, net of current portion	606,974	675,683
Total accounts receivable	3,214,991	3,001,338
Less allowance for doubtful accounts	(101,079)	(101,079)
Accounts receivable, net	$3,113,912	$2,900,259

Presented on the balance sheet as:
Accounts receivable, net	$2,506,938	$2,224,576
Long-term accounts receivable - financed contracts	606,974	675,683

The allowance for financed and trade receivable represents management’s estimate of probable losses in our trade and financed receivables as of the date of the financial statements. The allowance provides for probable losses that have been identified with specific customer relationships and for probable losses believed to be inherent of the trade and financed receivables, but that have not been specifically identified.

Accounts receivable includes Financed contracts at March 31, 2015 and December 31, 2014 which are $1,981,851 and $1,594,673, respectively, with an offset accounting for deferred revenues on the balance sheet of $954,556 and $1,090,746, respectively.

A roll-forward of the Company’s allowance for doubtful accounts is as follows:

	March 31, 2015	December 31, 2014
Accounts receivable allowance, beginning of period	$101,079	$112,054
Provision adjustment during year	0	(10,975)
Write-off	0	0
Accounts receivable allowance, end of period	$101,079	$101,079

The allowance for doubtful accounts is $101,079 for the trade receivables and $0 for the financed contracts at both March 31, 2015 and December 31, 2014.

3.	Stockholders’ Equity –

Stock Repurchase Program

On December 23, 2014, the Company’s Board of Directors approved up the repurchase of its outstanding shares of up to $100,000 of its common stock from private unsolicited sellers’ paper certificate blocks (non-street name) in the open market until March 31, 2015, unless extended by the Board of Directors. On March 17, 2015, the Company’s Board of Directors approved another repurchase of up to $75,000 for the same program. The remaining amount approved for repurchasing common stock is approximately $85,000 as of March 31, 2015. Company insiders are prohibited from participating in the stock repurchase program. The Company has repurchased 103,717 shares at an average price of $.87 per share through March 31, 2015.

During the three month period ended March 31, 2015, the Company repurchased and retired 50,000 shares for approximately $44,000 at an average price of $.88 per share, and repurchased 40,217 shares for approximately $36,000 at an average price of $.90 per share for its treasury. As of March 31, 2015, the Company holds 41,217 common shares in treasury at a total cost of $37,665 for future employee issuances under the bonus program, which was part of the recent repurchase of shares.

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

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Based on its evaluation, it has concluded that there are no significant unrecognized tax positions. The Company’s evaluation was performed for the tax years ended December 31, 2010 through 2014, the tax years that remain subject to examination by major tax jurisdictions as of March 31, 2015. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

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

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted loss per share for the three months ended March 31, 2015 and 2014:

	For the Three Months Ended
	March 31,
	2015	2014
Basic earnings per share calculation:
Net income to common stockholders	$87,162	$76,445
Weighted average number of common shares outstanding	4,660,109	4,774,805
Basic net income per share	$0.02	$0.02

Diluted earnings per share calculation:
Net income	$87,162	$76,445
Weighted average number of common shares outstanding	4,660,109	4,774,805

Common stock equivalents:
Stock options	(1)	(2)
Weighted average diluted shares outstanding	4,660,109	4,774,805
Diluted net income per share	$0.02	$0.02

Stock options outstanding of (1) 10,000 and (2) 60,000 were not included in the calculation as they would have been anti-dilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below should be read in conjunction with our audited financial statements, and notes thereto, contained in our Form 10-K filed with the SEC on March 30, 2015 relating to our year ended December 31, 2014.

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

In light of the foregoing, prospective investors are cautioned that the forward-looking statements included in this filing may ultimately prove to be inaccurate - even materially inaccurate.  Because of the significant uncertainties inherent in such forward-looking statements, the inclusion of such information should not be regarded as a representation or warranty by Table Trac or any other person that our objectives, plans, expectations or projections that are contained in this filing will be achieved in any specified time frame, if ever.

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

In the first quarter, the Company sold one casino management system to an existing customer, and was in the process of installing systems for a new customer in South America. At the end of the quarter, the Company had casino management systems, table games management systems and ancillary products installed with on-going support and maintenance contracts at fifty-three casinos worldwide.

During the first quarter the Company also attended the Peru Gaming Show, an international gaming event.

Discussion of Critical Accounting Policies

There were no changes to our accounting policies for the quarter. For our existing policies, see Note 1 in our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014.

Results of Operations - Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

During the three months ended March 31, 2015, income from operations was $127,574 compared to $95,832 for the three months ended March 31, 2014. The major components of revenues, cost of sales and selling, general and administrative expenses are discussed below.

Revenues

Revenues totaled $1,347,484 for the three months ended March 31, 2015 compared to $1,168,210 for the three months ended March 31, 2014.  The following table summarizes our revenues for the three months ended March 31, 2015 and 2014, respectively:

	Three Months Ended March 31,
	2015	2014	2015	2014
			(percent of revenues)
System sales	$961,399	$663,853	71.3%	56.8%
License and maintenance fees	377,217	306,420	28.0%	26.2%
Other sales	8,868	197,937	0.7%	17.0%
Total revenues	$1,347,484	$1,168,210	100.0%	100.0%

During the three months ended March 31, 2015, the Company sold one larger system to an existing customer compared to one smaller system to an existing customer during the same period in 2014.  Other sales, which include sales of printers, kiosk software, and rental sales, decreased over 2014 as a result of no ticket redemption kiosk sales.

Cost of Sales

Cost of sales for the three months ended March 31, 2015 increased to $400,524 from $322,034 for the three months ended March 31, 2014.  The following table summarizes our cost of sales for the three months ended March 31, 2015 and 2014, respectively:

	Three Months Ended March 31,
	2015	2014	2015	2014
			(percent of revenues)
System sales	$352,549	$228,423	26.2%	19.6%
License and maintenance fees	44,723	25,504	3.3%	2.2%
Other sales	3,252	68,107	0.2%	5.8%
Total cost of sales	$400,524	$322,034	29.7%	27.6%

The Company's gross profit was 71.3% and 72.4% for the three months ended March 31, 2015 and 2014, respectively. This decrease is primarily due to the mix of hardware sold with our system.

Selling, General and Administrative Expenses

For the three months ended March 31, 2015, selling, general and administrative expenses were $819,386 compared to $750,344 for the same period in 2014.  Our most significant changes in operating expenses are related to additional contractor fees related to the expansion in South America.

Interest Income

For the three months ended March 31, 2015, interest income was $7,588 compared to $24,613 for the same period in 2014.  This decrease is primarily related to fewer contracts financed through the Company in 2015 compared to the same period in 2014.

Tax Provision

The income tax expense for the three months ended March 31, 2015 was $48,000, which was calculated at a 35.5% effective rate, compared to $44,000 for the same period in 2014, which was calculated at a 36.5% effective rate.

Net Income

Income before taxes for the three months ended March 31, 2015, was $135,162 compared to $120,445 for same period in 2014. Net income for the three months ended March 31, 2015 was $87,162 compared to $76,455 for the same period in 2014. The basic earnings per share was $0.02 compared to earnings per share of $0.02 for the three months ended March 31, 2015 and 2014, respectively.

Backlog

The Company’s backlog generally consists of incomplete system installations and expansion of offerings for currently installed and supported systems.

The Company has one installation project for a casino management system in its backlog at May 14, 2015.

The Company is currently serving gaming establishments in ten U.S. states, as well as countries in Central and South America, and the Caribbean. The Company aims to pursue opportunities and strategic partnerships.

Liquidity and Capital Resources

At March 31, 2015, the Company had cash of $957,203 compared to cash of $1,517,242 on March 31, 2014. Changes in cash flows provided by operating activities related primarily to deferred income taxes, and changes in operating assets and liabilities, including accounts receivable, interest receivable, inventory, income taxes receivable, deferred system sales costs, accrued payroll and related withholding liabilities and deferred revenue.

We do not know of any trends, events or uncertainties that are likely to have a material impact on our short or long-term liquidity or our capital resources. We expect that our primary source of liquidity in both the short and long-term will be system sales and the resulting license and maintenance fees generated from existing systems. We anticipate we will be able to manage expenses and cash flow in order to satisfy our monthly expense obligations with cash flow from operations. We believe the Company has adequate cash for at least the next twelve months to meet its obligations and continue operations for both existing and future customers as well as ongoing sales efforts and product development.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of March 31, 2015.

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

As of March 31, 2015, our Chief Executive Officer / Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer / Chief Financial Officer concluded our disclosure controls and procedures are effective as of March 31, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibit	Description

3.1	Articles of Incorporation, filed with the Nevada Secretary of State on June 2, 1995 (incorporated by reference to Exhibit 3 to the registrant’s registration statement on Form 10SB-12G filed on December 6, 1999).

3.2	Amendment to Articles of Incorporation, filed with the Nevada Secretary of State on January 26, 2012 (incorporated by reference to Exhibit 3.2 to the registrant’s annual report on Form 10-K filed on March 31, 2011).

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to the registrant’s annual report on Form 10-K filed on March 31, 2011).

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith ).

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 2015		Table Trac, Inc.
(Registrant)

	By:	/s/ Brian Hinchley
Brian Hinchley (Principal Executive Officer and Principal Financial and Accounting Officer)

