Form 10-Q
period 2015-06-30
TABLE TRAC INC
filed 2015-08-14
CIK 1090396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015 or

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

As of August 14, 2015, the registrant had outstanding 4,585,085 shares of common stock, $.001 par value per share.

Table Trac, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TABLE TRAC, INC.

TABLE TRAC, INC.

CONDENSED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
	2015	2014
ASSETS
CURRENT ASSETS
Cash	$601,285	$1,208,201
Accounts receivable, net	3,291,808	2,224,576
Inventory	837,398	893,743
Prepaid expenses and other current assets	88,822	98,607
Income taxes receivable	83,101	16,610
TOTAL CURRENT ASSETS	4,902,414	4,441,737

LONG-TERM ASSETS
Patent, net	2,320	3,003
Property and equipment, net	16,941	2,138
Other long-term assets	776,825	344,816
Deferred tax asset	44,947	19,000
Long-term accounts receivable – financed contracts	1,213,823	675,683
TOTAL LONG-TERM ASSETS	2,054,856	1,044,640
TOTAL ASSETS	$6,957,270	$5,486,377

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$490,405	$217,352
Payroll liabilities	77,607	60,726
Deferred revenue - short-term	30,525	38,975
Income taxes payable	0	109,967
Deferred tax liability	732,947	766,947
TOTAL CURRENT LIABILITIES	1,331,484	1,193,967

LONG-TERM LIABILITIES
Deferred revenue - long-term	2,639,224	1,090,746
TOTAL LIABILITIES	3,970,708	2,284,713

STOCKHOLDERS' EQUITY
Common stock, 0.001 par value; 25,000,000 shares authorized: 4,655,734 shares issued and 4,585,085 outstanding at June 30, 2015 and 4,705,734 issued and 4,704,734 outstanding at December 31, 2014	4,656	4,706
Additional paid-in capital	1,801,248	1,845,198
Retained earnings	1,245,825	1,353,182
	3,051,729	3,203,086
Treasury stock, 70,649 and 1,000 shares (at cost) at June 30, 2015 and December 31, 2014	(65,167)	(1,422)
TOTAL STOCKHOLDERS’ EQUITY	2,986,562	3,201,664

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,957,270	$5,486,377

See notes to condensed financial statements.

TABLE TRAC, INC.

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenues	$726,135	$907,302	$2,073,619	$2,075,512
Cost of sales	250,322	209,514	650,846	531,548
Gross profit	475,813	697,788	1,422,773	1,543,964
Operating Expenses:
Selling, general and administrative	795,011	642,640	1,614,397	1,392,984
Income (loss) from operations	(319,198)	55,148	(191,624)	150,980
Interest income	9,416	11,459	17,004	36,072
Income (loss) before taxes	(309,782)	66,607	(174,620)	187,052
Income tax expense (benefit)	(115,000)	19,000	(67,000)	63,000
Net income (loss)	$(194,782)	$47,607	$(107,620)	$124,052

Basic earnings (loss) per common share	$(0.04)	$0.01	$(0.02)	$0.03

Weighted-average basic shares outstanding	4,614,517	4,775,876	4,637,187	4,775,344

Diluted earnings (loss) per common share	$(0.04)	$0.01	$(0.02)	$0.03

Weighted-average diluted shares outstanding	4,614,517	4,775,876	4,637,187	4,775,344

See notes to condensed financial statements.

TABLE TRAC, INC.

CONDENSED STATEMENTS OF CASH FLOW (Unaudited)

	For the Six Months Ended June 30,
	2015	2014
OPERATING ACTIVITIES
Net income (loss)	$(107,620)	$124,052
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,087	12,274
Deferred income taxes	(59,947)	(33,000)
Stock issued for services	0	6,750
Changes in operating assets and liabilities:
Accounts receivable	(1,605,372)	954,651
Inventory	56,345	(170,667)
Prepaid expenses and other assets	(422,224)	53,735
Accounts payable and accrued expenses	282,065	(401,068)
Payroll liabilities	16,881	17,681
Deferred revenue	1,540,028	(318,612)
Income taxes receivable / payable	(176,458)	84,700
Net cash provided by (used in) operating activities	(473,215)	330,496
INVESTING ACTIVITIES
Purchase of property and equipment	(17,207)	(2,185)
Net cash used in investing activities	(17,207)	(2,185)
FINANCING ACTIVITIES
Payments on note payable	0	(5,453)
Repurchase of common stock	(116,494)	0
Net cash used in financing activities	(116,494)	(5,453)

NET INCREASE (DECREASE) IN CASH	(606,916)	322,858

CASH
Beginning of year	1,208,201	1,038,288
End of period	$601,285	$1,361,146

Cash paid for income taxes	$(150,000)	$0

See notes to condensed financial statements.

TABLE TRAC, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Nature of Business and Summary of Significant Accounting Policies –

Basis of Presentation

The accompanying unaudited condensed financial statements of Table Trac, Inc. (the “Company,” or “Table Trac”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of June 30, 2015 and the statements of operations for the three and six months ended June 30, 2015 and 2014, and the statement of cash flows for the six months ending June 30, 2015 and 2014 are unaudited but include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Table Trac Annual Report on Form 10-K for the year ended December 31, 2014.

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

Major Customers

The following table summarizes major customer information for the six and three months ended June 30, 2015 and 2014:

	For the Six Months Ended June 30
	2015		2014
	% Sales	% AR	% Sales	% AR
A	37.1%	14.6%	7.7%	12.5%
B	2.4%	4.5%	24.0%	12.0%
C	5.6%	0.0%	12.7%	2.6%
D	5.4%	7.8%	3.7%	15.3%
E	9.6%	3.6%	0.0%	0.0%
F	1.5%	36.9%	0.0%	0.0%
G	1.9%	0.0%	5.7%	2.5%
H	4.3%	2.6%	4.3%	10.6%
I	4.6%	2.0%	0.0%	0.0%
All Others	27.6%	28.0%	41.9%	44.5%
Total	100.0%	100.0%	100.0%	100.0%

For the Three Months Ended June 30
	2015	2014
	% Sales	% Sales
A	10.2%	8.2%
B	3.4%	2.3%
C	3.8%	14.5%
D	7.7%	4.5%
E	14.4%	0.0%
F	4.4%	0.0%
G	2.7%	10.6%
H	6.1%	4.9%
I	13.0%	0.0%
All Others	34.3%	55.0%
Total	100.0%	100.0%

Inventory

Inventory, consisting of finished goods, is stated at the lower of cost or market. The average cost method, which approximates the first in, first out method, is used to value inventory. Inventory is reviewed annually for the lower of cost or market and obsolescence. Any material cost found to be above market value or considered obsolete is written down accordingly. The inventory value as of June 30, 2015 was $837,398, which included work-in-process of $182,002. The Company had no obsolescence reserve at June 30, 2015 or December 31, 2014.

Research and Development

The Company expenses all costs related to research and development as incurred. Research and development expense was $1,278 and $3,585 for the three months ended June 30, 2015 and 2014, and $12,559 and $10,581 for the six months ended June 30, 2015 and 2014, respectively. Research and development expenses are included in selling, general and administrative expenses on the statements of operations.

Accounting Pronouncement

In May 2014, and amended in July 2015, the Financial Accounting Standards Board (FASB) issued guidance creating Accounting Standards Codification (“ASC”) Section 606, “Revenue from Contracts with Customers.” The new section will replace Section 605, “Revenue Recognition” and creates modifications to various other revenue accounting standards for specialized transactions and industries. The section is intended to conform revenue accounting principles to a concurrently issued International Financial Reporting Standards with previously differing treatment between United States practice and those of much of the rest of the world, as well as, to enhance disclosures related to disaggregated revenue information. The updated guidance is effective for annual reporting periods beginning on or after December 15, 2017, and interim periods within those annual periods. The Company will adopt the new provisions of this accounting standard at the beginning of 2018. The Company will further study the implications of this statement in order to evaluate the expected impact on the consolidated financial statements.

2.	Accounts Receivable –

Accounts receivable consisted of the following at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Accounts receivable under normal 30 day terms	$2,033,770	$1,406,665
Financed contracts:
Short-term	0	22,754
Current portion of long-term	1,359,117	896,236
Long-term, net of current portion	1,213,823	675,683
Total accounts receivable	4,606,710	3,001,338
Less allowance for doubtful accounts	(101,079)	(101,079)
Accounts receivable, net	$4,505,631	$2,900,259

Presented on the balance sheet as:
Accounts receivable, net	$3,291,808	$2,224,576
Long-term accounts receivable - financed contracts	1,213,823	675,683

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

Accounts receivable includes financed contracts at June 30, 2015 and December 31, 2014 which are $2,572,940 and $1,594,673, respectively, with an offset accounting for deferred revenues on the balance sheet of $2,639,224 and $1,090,746, respectively.

A roll-forward of the Company’s allowance for doubtful accounts is as follows:

	June 30, 2015	December 31, 2014
Accounts receivable allowance, beginning of period	$101,079	$112,054
Provision adjustment during year	0	(10,975)
Write-off	0	0
Accounts receivable allowance, end of period	$101,079	$101,079

The allowance for doubtful accounts is $101,079 for the trade receivables and $0 for the financed contracts at both June 30, 2015 and December 31, 2014.

3.	Stockholders’ Equity –

Stock Repurchase Program

On December 23, 2014, the Company’s Board of Directors approved the repurchase of its outstanding shares of up to $100,000 of its common stock from private unsolicited sellers’ paper certificate blocks (non-street name) in the open market until June 30, 2015, which was subsequently extended by the Board of Directors. On March 17, 2015, the Company’s Board of Directors approved another repurchase of up to $75,000 for the same program. The remaining amount approved for repurchasing common stock is approximately $57,700 as of June 30, 2015. Company insiders are prohibited from participating in the stock repurchase program. The Company has repurchased 133,149 shares at an average price of $.88 per share through June 30, 2015.

During the six month period ended June 30, 2015, the Company repurchased and retired 50,000 shares for approximately $44,000 at an average price of $.88 per share, and repurchased 69,649 shares for approximately $63,700 at an average price of $.92 per share for its treasury. As of June 30, 2015, the Company holds 70,649 common shares in treasury at a total cost of $65,166 for future employee issuances under the bonus program, which was part of the recent repurchase of shares.

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

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Based on its evaluation, it has concluded that there are no significant unrecognized tax positions. The Company’s evaluation was performed for the tax years ended December 31, 2010 through 2014, the tax years that remain subject to examination by major tax jurisdictions as of June 30, 2015. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

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

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted loss per share for the three and six months ended June 30, 2015 and 2014:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Basic earnings per share calculation:
Net income to common stockholders	$(194,782)	$47,607	$(107,620)	$124,052
Weighted average number of common shares outstanding	4,614,517	4,775,876	4,637,187	4,775,344
Basic net income per share	$(0.04)	$0.01	$(0.02)	$0.03

Diluted earnings per share calculation:
Net income	$(194,782)	$47,607	$(107,620)	$124,052
Weighted average number of common shares outstanding	4,614,517	4,775,876	4,637,187	4,775,344

Common stock equivalents:
Stock options	(1)	(2)	(1)	(2)
Weighted average diluted shares outstanding	4,614,517	4,775,876	4,637,187	4,775,344
Diluted net income per share	$(0.04)	$0.01	$(0.02)	$0.03

Stock options outstanding of (1) 10,000 and (2) 60,000 were not included in the calculation as the stock price is greater than the fair market price.

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

In the second quarter of 2015, the Company signed three purchase agreements, delivered one system, and continued to install systems for new customers in South America. At the end of the quarter, the Company had casino management systems, table games management systems and ancillary products installed with on-going support and maintenance contracts for 67 casino operators worldwide.

Discussion of Critical Accounting Policies

There were no changes to our accounting policies for the quarter. For our existing policies, see Note 1 in our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014.

Results of Operations - Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

During the three months ended June 30, 2015, loss from operations was $319,198 compared to an income from operations of $55,148 for the three months ended June 30, 2014. The major components of revenues, cost of sales and selling, general and administrative expenses are discussed below.

Revenues

Revenues totaled $726,135 for the three months ended June 30, 2015 compared to $907,302 for the three months ended June 30, 2014.  The following table summarizes our revenues for the three months ended June 30, 2015 and 2014, respectively:

	Three Months Ended June 30,
	2015	2014	2015	2014
			(percent of revenues)
System sales	$312,384	$413,576	43.0%	45.6%
License and maintenance fees	404,212	323,081	55.7%	35.6%
Other sales	9,539	170,645	1.3%	18.8%
Total revenues	$726,135	$907,302	100.0%	100.0%

During the three months ended June 30, 2015, the Company delivered one system domestically and additional systems in South America. Most of the revenue for both installations was deferred, and will be recurring in future periods, since a substantial amount is not due within 12 months. During the same period in 2014, one system was delivered with most of the revenue deferred to future periods, but had a higher down payment. Other sales, which include third party products, decreased over 2014 as a result of no kiosk sales.

Cost of Sales

Cost of sales for the three months ended June 30, 2015 increased to $250,322 from $209,514 for the three months ended June 30, 2014.  The following table summarizes our cost of sales for the three months ended June 30, 2015 and 2014, respectively:

	Three Months Ended June 30,
	2015	2014	2015	2014
			(percent of revenues)
System sales	$221,491	$129,613	30.6%	14.3%
License and maintenance fees	22,068	26,422	3.0%	2.9%
Other sales	6,763	53,479	0.9%	5.9%
Total cost of sales	$250,322	$209,514	34.5%	23.1%

Gross profit	$475,813	$697,788	65.5%	76.9%

The Company's gross profit was 65.5% and 76.9% for the three months ended June 30, 2015 and 2014, respectively. This decrease is primarily due to the mix of hardware sold with our systems.

Selling, General and Administrative Expenses

For the three months ended June 30, 2015, selling, general and administrative expenses were $795,011 compared to $642,640 for the same period in 2014.  Our most significant changes in operating expenses are related to additional contractor fees related to the expanded operations in South America. In addition, bad debt recovery in the second quarter of 2014 lowered SG&A for that three month period.

Interest Income

For the three months ended June 30, 2015, interest income was $9,416 compared to $11,459 for the same period in 2014.  This decrease is primarily related to a lower balance financed through the Company in 2015 compared to the same period in 2014.

Tax Provision

The income tax benefit for the three months ended June 30, 2015 was $115,000, which was calculated at a 37.1% effective rate, compared to an income tax expense of $19,000 for the same period in 2014, which was calculated at a 28.5% effective rate.

Net Income (Loss)

Loss before taxes for the three months ended June 30, 2015, was $309,782 compared to income before taxes of $66,607 for same period in 2014. Net loss for the three months ended June 30, 2015 was $194,782 compared to net income of $47,607 for the same period in 2014. The basic loss per share was $0.04 compared to earnings per share of $0.01 for the three months ended June 30, 2015 and 2014, respectively.

Results of Operations - Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

During the six months ended June 30, 2015, loss from operations was $191,624 compared to an income from operations of $150,980 for the six months ended June 30, 2014. The major components of revenues, cost of sales and selling, general and administrative expenses are discussed below.

Revenues

Revenues for the six months ended June 30, 2015 decreased to $2,073,619 from $2,075,512 for the six months ended June 30, 2014.  The following table summarizes our revenues for the six months ended June 30, 2015 and 2014, respectively:

	Six Months Ended June 30,
	2015	2014	2015	2014
			(percent of revenues)
System sales	$1,273,783	$1,077,429	61.4%	51.9%
License and maintenance fees	781,429	629,501	37.7%	30.3%
Other sales	18,407	368,582	0.9%	17.8%
Total revenues	$2,073,619	$2,075,512	100.0%	100.0%

During the six months ended June 30, 2015, the Company delivered three systems. Most of the revenue for two of the installations was deferred, and will be recurring in future periods, since a substantial amount is not due within 12 months. During the same period in 2014, two systems were delivered with most of the revenue deferred to future periods. Other sales, which include third party products, decreased over 2014 as a result of no kiosk sales.

Cost of Sales

Cost of sales for the six months ended June 30, 2015 increased to $650,846 from $531,548 for the six months ended June 30, 2014.  The following table summarizes our cost of sales for the six months ended June 30, 2015 and 2014, respectively:

	Six Months Ended June 30,
	2015	2014	2015	2014
			(percent of revenues)
System sales	$598,068	$358,035	28.8%	17.3%
License and maintenance fees	44,136	51,926	2.1%	2.5%
Other sales	8,642	121,586	0.4%	5.9%
Total cost of sales	$650,846	$531,548	31.4%	25.7%

Gross profit	$1,422,773	$1,543,964	68.6%	74.4%

The Company's gross profit was 68.6% and 74.4% for the six months ended June 30, 2015 and 2014, respectively. This decrease is primarily due to the mix of hardware sold with our systems.

Selling, General and Administrative Expenses

For the six months ended June 30, 2015, selling, general and administrative expenses were $1,614,397 compared to $1,392,984 for the same period in 2014.  Our most significant changes in operating expenses are related to additional contractor fees related to the expansion in South America. In addition, bad debt recovery in the second quarter of 2014 lowered SG&A for that six month period.

Interest Income

For the six months ended June 30, 2015, interest income was $17,004 compared to $36,072 for the same period in 2014.  This decrease is primarily related to a lower balance financed through the Company in 2015 compared to the same period in 2014.

Tax Provision

The income tax benefit for the six months ended June 30, 2015 was $67,000, which was calculated at a 38.4% effective rate, compared to an expense of $63,000 for the same period in 2014, which was calculated at a 33.7% effective rate.

Net Income (Loss)

Loss before taxes for the six months ended June 30, 2015, was $174,620 compared to an income before taxes of $187,052 for same period in 2014. Net loss for the six months ended June 30, 2015 was $107,620 compared to a net income of $124,052 for the same period in 2014. The basic loss per share was $0.02 compared to earnings per share of $0.03 for the six months ended June 30, 2015 and 2014, respectively.

Backlog

The Company’s backlog generally consists of incomplete system installations and expansion of offerings for currently installed and supported systems.

The Company had two installation projects for a casino management system in its backlog at June 30, 2015.

The Company is currently serving gaming establishments in ten U.S. states, as well as countries in Central and South America, and the Caribbean. The Company aims to pursue opportunities and strategic partnerships.

Liquidity and Capital Resources

At June 30, 2015, the Company had cash of $601,285 compared to cash of $1,361,146 on June 30, 2014. Decrease in cash flows provided by operating activities related primarily to deferred income taxes, and changes in operating assets and liabilities, including accounts receivable, interest receivable, inventory, income taxes receivable, deferred system sales costs, accrued payroll and related withholding liabilities and deferred revenue.

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

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of June 30, 2015.

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

As of June 30, 2015, our Chief Executive Officer / Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer / Chief Financial Officer concluded our disclosure controls and procedures are effective as of June 30, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibit	Description

3.1	Articles of Incorporation, filed with the Nevada Secretary of State on June 2, 1995 (incorporated by reference to Exhibit 3 to the registrant’s registration statement on Form 10SB-12G filed on December 6, 1999).

3.2	Amendment to Articles of Incorporation, filed with the Nevada Secretary of State on January 26, 2012 (incorporated by reference to Exhibit 3.2 to the registrant’s annual report on Form 10-K filed on June 30, 2011).

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to the registrant’s annual report on Form 10-K filed on June 30, 2011).

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith ).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2015		Table Trac, Inc.
(Registrant)

	By:	/s/ Brian Hinchley
Brian Hinchley (Principal Executive Officer and Principal Financial and Accounting Officer)

- 17 -