Form 10-Q
period 2015-09-30
TABLE TRAC INC
filed 2015-11-13
CIK 1090396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015 or

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

As of November 13, 2015, the registrant had outstanding 4,546,065 shares of common stock, $.001 par value per share.

Table Trac, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TABLE TRAC, INC.

TABLE TRAC, INC.

CONDENSED BALANCE SHEETS (Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
CURRENT ASSETS
Cash	$349,461	$1,208,201
Accounts receivable, net	2,588,856	2,224,576
Inventory	867,916	893,743
Prepaid expenses and other current assets	59,326	98,607
Income taxes receivable	68,501	16,610
TOTAL CURRENT ASSETS	3,934,060	4,441,737

LONG-TERM ASSETS
Patent, net	1,979	3,003
Property and equipment, net	56,324	2,138
Other long-term assets	902,194	344,816
Deferred tax asset	210,000	19,000
Long-term accounts receivable – financed contracts	1,807,526	675,683
TOTAL LONG-TERM ASSETS	2,978,023	1,044,640
TOTAL ASSETS	$6,912,083	$5,486,377

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$421,707	$217,352
Payroll liabilities	77,090	60,726
Current portion of note payable	7,096	0
Deferred revenue - short-term	25,200	38,975
Income taxes payable	0	109,967
Deferred tax liability	790,000	766,947
TOTAL CURRENT LIABILITIES	1,321,093	1,193,967

LONG-TERM LIABILITIES
Note payable, net of current portion	27,482	0
Deferred revenue - long-term	2,785,399	1,090,746
TOTAL LONG-TERM LIABILITIES	2,812,881	1,090,746

TOTAL LIABILITIES	4,133,974	2,284,713

STOCKHOLDERS' EQUITY
Common stock, 0.001 par value; 25,000,000 shares authorized: 4,655,734 shares issued and 4,552,885 outstanding at September 30, 2015 and 4,705,734 issued and 4,704,734 outstanding at December 31, 2014	4,656	4,706
Additional paid-in capital	1,801,248	1,845,198
Retained earnings	1,074,688	1,353,182
	2,880,592	3,203,086
Treasury stock, 102,849 and 1,000 shares (at cost) at September 30, 2015 and December 31, 2014	(102,483)	(1,422)
TOTAL STOCKHOLDERS’ EQUITY	2,778,109	3,201,664

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,912,083	$5,486,377

See notes to condensed financial statements.

TABLE TRAC, INC.

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenues	$811,841	$870,744	$2,885,461	$2,946,256
Cost of sales	254,909	125,021	905,755	656,568
Gross profit	556,932	745,723	1,979,706	2,289,688
Operating Expenses:
Selling, general and administrative	841,343	689,766	2,455,742	2,082,751
Income (loss) from operations	(284,411)	55,957	(476,036)	206,937
Other income	20,138	17,289	37,142	53,361
Income (loss) before taxes	(264,273)	73,246	(438,894)	260,298
Income tax expense (benefit)	(93,400)	20,012	(160,400)	83,012
Net income (loss)	$(170,873)	$53,234	$(278,494)	$177,286

Basic earnings (loss) per common share	$(0.04)	$0.01	$(0.06)	$0.04

Weighted-average basic shares outstanding	4,573,759	4,782,305	4,615,812	4,777,690

Diluted earnings (loss) per common share	$(0.04)	$0.01	$(0.06)	$0.04

Weighted-average diluted shares outstanding	4,573,759	4,782,305	4,615,812	4,777,690

See notes to condensed financial statements.

TABLE TRAC, INC.

CONDENSED STATEMENTS OF CASH FLOW (Unaudited)

	For the Nine Months Ended September 30,
	2015	2014
OPERATING ACTIVITIES
Net income (loss)	$(278,494)	$177,286
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,045	16,062
Deferred income taxes	(167,947)	(120,800)
Gain on disposal of asset	(6,000)	0
Stock issued for services	22,420	6,750
Changes in operating assets and liabilities:
Accounts receivable	(1,496,123)	1,239,915
Inventory	25,827	(234,208)
Prepaid expenses and other assets	(518,097)	98,220
Accounts payable and accrued expenses	211,572	(404,189)
Payroll liabilities	16,364	8,525
Deferred revenue	1,680,878	(463,903)
Income taxes receivable / payable	(161,858)	187,018
Net cash provided by (used in) operating activities	(666,413)	510,676
INVESTING ACTIVITIES
Purchase of property and equipment	(17,207)	(2,185)
Net cash used in investing activities	(17,207)	(2,185)
FINANCING ACTIVITIES
Payments on note payable	0	(8,180)
Repurchase of common stock	(175,120)	0
Net cash used in financing activities	(175,120)	(8,180)

NET INCREASE (DECREASE) IN CASH	(858,740)	500,311

CASH
Beginning of year	1,208,201	1,038,288
End of period	$349,461	$1,538,599

Cash paid for income taxes	$150,000	$13,971
NONCASH INVESTING AND FINANCING ACTIVITIES
Vehicle financed with note payable	$34,580	$0

See notes to condensed financial statements.

TABLE TRAC, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Nature of Business and Summary of Significant Accounting Policies –

Basis of Presentation

The accompanying unaudited condensed financial statements of Table Trac, Inc. (the “Company,” or “Table Trac”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of September 30, 2015 and the statements of operations for the three and nine months ended September 30, 2015 and 2014, and the statement of cash flows for the nine months ending September 30, 2015 and 2014 are unaudited but include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Table Trac Annual Report on Form 10-K for the year ended December 31, 2014.

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

System Sales

Revenue from systems that have been demonstrated to meet customer specifications during installation is recognized when evidence of an arrangement exists, the product has been installed, title and risk of loss have transferred to the customer and collection of the resulting receivable is reasonably assured. System sales, which are accounted for as multiple-element arrangements, include multiple products and/or services. For multiple-element arrangements the Company allocates the revenue to each element based on their relative fair estimated value based on vendor specific objective evidence (VSOE) and recognizes the associated revenue when all revenue recognition criteria have been met for each element. If there are contracts the Company does not have VSOE, or third party evidence of fair value of all elements, an estimated selling price model is used to allocate revenue to delivered elements.

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

Major Customers

The following tables summarize major customer information for the nine and three months ended September 30, 2015 and 2014:

	For the Nine Months Ended September 30
	2015		2014
	% Sales	% AR	% Sales	% AR
A	3.6%	0.8%	6.3%	6.3%
B	6.2%	6.5%	4.6%	16.2%
C	2.6%	2.8%	17.7%	11.7%
D	5.0%	0.1%	10.9%	0.0%
E	1.9%	0.6%	5.3%	5.5%
F	0.9%	0.0%	4.5%	2.2%
G	29.5%	14.5%	8.4%	5.4%
H	4.4%	34.7%	0.0%	0.0%
All Others	45.9%	40.0%	42.3%	52.7%
Total	100.0%	100.0%	100.0%	100.0%

For the Three Months Ended September 30
	2015	2014
	% Sales	% Sales
A	9.8%	18.4%
B	8.2%	6.4%
C	3.0%	2.4%
D	3.4%	6.7%
E	2.2%	10.7%
F	1.0%	10.2%
G	10.1%	9.8%
H	11.6%	0.0%
All Others	50.7%	35.4%
Total	100.0%	100.0%

The Company does derive a portion of its revenue from foreign customers. For the three and nine month periods ending September 30, 2015, South America represents 17.6% and 15.8% of total sales, respectively.

Inventory

Inventory, consisting of finished goods, is stated at the lower of cost or market. The average cost method, which approximates the first in, first out method, is used to value inventory. Inventory is reviewed annually for the lower of cost or market and obsolescence. Any material cost found to be above market value or considered obsolete is written down accordingly. The inventory value as of September 30, 2015 was $867,916, which included work-in-process of $20,679. The Company had no obsolescence reserve at September 30, 2015 or December 31, 2014.

Research and Development

The Company expenses all costs related to research and development as incurred. Research and development expense was $5,108 and $6,536 for the three months ended September 30, 2015 and 2014, and $17,668 and $17,117 for the nine months ended September 30, 2015 and 2014, respectively. Research and development expenses are included in selling, general and administrative expenses on the statements of operations.

Accounting Pronouncement

In May 2014, and amended in July 2015, the Financial Accounting Standards Board (FASB) issued guidance creating Accounting Standards Codification (“ASC”) Section 606, “Revenue from Contracts with Customers.” The new section will replace Section 605, “Revenue Recognition” and creates modifications to various other revenue accounting standards for specialized transactions and industries. The section is intended to conform revenue accounting principles to a concurrently issued International Financial Reporting Standards with previously differing treatment between United States practice and those of much of the rest of the world, as well as, to enhance disclosures related to disaggregated revenue information. The updated guidance is effective for annual reporting periods beginning on or after December 15, 2017, and interim periods within those annual periods. The Company will adopt the new provisions of this accounting standard at the beginning of 2018. The Company will further study the implications of this statement in order to evaluate the expected impact on its financial statements.

2.	Accounts Receivable –

Accounts receivable consisted of the following at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Accounts receivable under normal 30 day terms	$979,394	$1,406,665
Financed contracts:
Short-term	0	22,754
Current portion of long-term	1,710,541	896,236
Long-term, net of current portion	1,807,526	675,683
Total accounts receivable	4,497,461	3,001,338
Less allowance for doubtful accounts	(101,079)	(101,079)
Accounts receivable, net	$4,396,382	$2,900,259
Presented on the balance sheet as:
Accounts receivable, net	$2,588,856	$2,224,576
Long-term accounts receivable - financed contracts	1,807,526	675,683

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

Accounts receivable includes financed contracts at September 30, 2015 and December 31, 2014 which are $3,518,067 and $1,594,673, respectively, with an offset accounting for deferred revenues on the balance sheet of $2,785,399 and $1,090,746, respectively.

A roll-forward of the Company’s allowance for doubtful accounts is as follows:

	September 30, 2015	December 31, 2014
Accounts receivable allowance, beginning of period	$101,079	$112,054
Provision adjustment during year	0	(10,975)
Write-off	0	0
Accounts receivable allowance, end of period	$101,079	$101,079

The allowance for doubtful accounts is $101,079 for the trade receivables and $0 for the financed contracts at both September 30, 2015 and December 31, 2014.

3.	Stockholders’ Equity –

Stock Repurchase Program

On December 23, 2014, the Company’s Board of Directors approved the repurchase of its outstanding shares of up to $100,000 of its common stock from private unsolicited sellers’ paper certificate blocks (non-street name) in the open market until September 30, 2015, which was subsequently extended by the Board of Directors. On March 17, 2015, the Company’s Board of Directors approved another repurchase of up to $75,000 for the same program. On September 4, 2015, the Company’s Board of Directors approved another repurchase of up to $50,000 for the same program. The remaining amount approved for repurchasing common stock is $49,059 as of September 30, 2015. Company insiders are prohibited from participating in the stock repurchase program. The Company has repurchased 184,349 shares at an average price of $.95 per share through September 30, 2015.

During the nine month period ended September 30, 2015, the Company repurchased and retired 50,000 shares for approximately $44,000 at an average price of $.88 per share, and repurchased 120,849 shares for approximately $122,000 at an average price of $1.01 per share for its treasury. In August 2015, the Company issued 7,500 shares at a price of $1.18 per share from its treasury to a director, for services rendered during the period January 1, 2015 through June 30, 2015, and 11,500 shares at a price of $1.18 per share to two employees for bonuses for a total expense of $22,420. As of September 30, 2015, the Company holds 102,849 common shares in treasury for future employee issuances for potential bonuses, which was part of the recent repurchase of shares.

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

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Based on its evaluation, it has concluded that there are no significant unrecognized tax positions. The Company’s evaluation was performed for the tax years ended December 31, 2012 through 2014, the tax years that remain subject to examination by major tax jurisdictions as of September 30, 2015. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

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

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted loss per share for the three and nine months ended September 30, 2015 and 2014:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Basic earnings per share calculation:
Net income (loss) to common stockholders	$(170,873)	$53,234	$(278,494)	$177,286
Weighted average number of common shares outstanding	4,573,759	4,782,305	4,615,812	4,777,690
Basic net income (loss) per share	$(0.04)	$0.01	$(0.06)	$0.04

Diluted earnings per share calculation:
Net income (loss)	$(170,873)	$53,234	$(278,494)	$177,286
Weighted average number of common shares outstanding	4,573,759	4,782,305	4,615,812	4,777,690

Common stock equivalents:
Stock options	(a)	(b)	(a)	(b)
Weighted average diluted shares outstanding	4,573,759	4,782,305	4,615,812	4,777,690
Diluted net income (loss) per share	$(0.04)	$0.01	$(0.06)	$0.04

Stock options outstanding of (a) 10,000 and (b) 60,000 were not included in the calculation as the stock expense price is greater than the fair market price.

6.	Foreign Currency Exchange Rate Risk

The Company is exposed to foreign currency risks that arise from some of its foreign customers in Colombia, transacted in Colombia Pesos. In addition, exchange rate fluctuations may cause our international results to fluctuate when translated into U.S. dollars. These risks may change over time as business practices evolve and could have an impact on the Company’s financial results in the future. The Company monitors its risk associated with the volatility of certain foreign currencies against U.S. dollars.

7.	Commitment and Contingencies

During 2015, the Company entered into an Agreement with a contractor to design and execute on a sales and marketing strategy for the Company in key Latin American and Caribbean gaming jurisdictions. The Agreement expires July 14, 2016 unless terminated earlier in accordance with the terms of the Agreement. The remaining commitment as of September 30, 2015 is approximately $59,000.

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

In the third quarter of 2015, the Company delivered one system, and continued to install systems for new customers in South America. At the end of the quarter, the Company had casino management systems, table games management systems and ancillary products installed with on-going support and maintenance contracts for 71 casino operators worldwide.

Discussion of Critical Accounting Policies

There were no changes to our accounting policies for the quarter. For our existing policies, see Note 1 in our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014.

Results of Operations - Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

During the three months ended September 30, 2015, loss from operations was $284,411 compared to income from operations of $55,957 for the three months ended September 30, 2014. The major components of revenues, cost of sales and selling, general and administrative expenses are discussed below.

Revenues

Revenues totaled $811,841 for the three months ended September 30, 2015 compared to $870,744 for the three months ended September 30, 2014.  The following table summarizes our revenues for the three months ended September 30, 2015 and 2014, respectively:

	Three Months Ended September 30,
	2015	2014	2015	2014
			(percent of revenues)
System sales	$363,434	$469,588	44.8%	53.9%
License and maintenance fees	441,014	350,861	54.3%	40.3%
Other sales	7,393	50,295	0.9%	5.8%
Total revenues	$811,841	$870,744	100.0%	100.0%

During the three months ended September 30, 2015, the Company delivered one system domestically and additional systems in South America. Most of the revenue for the installation was deferred, and will be recognized in future periods, since a substantial amount is not due within 12 months. During the same period in 2014, the Company delivered one system. Other sales, which include third party products, decreased over 2014 as a result of no kiosk sales.

Cost of Sales

Cost of sales for the three months ended September 30, 2015 increased to $254,909 from $125,021 for the three months ended September 30, 2014.  The following table summarizes our cost of sales for the three months ended September 30, 2015 and 2014, respectively:

	Three Months Ended September 30,
	2015	2014	2015	2014
			(percent of revenues)
System sales	$228,103	$89,127	28.1%	10.2%
License and maintenance fees	22,166	26,348	2.7%	3.0%
Other sales	4,640	9,546	0.6%	1.1%
Total cost of sales	$254,909	$125,021	31.4%	14.4%

Gross profit	$556,932	$745,723	68.6%	85.6%

The Company's gross profit was 68.6% and 85.6% for the three months ended September 30, 2015 and 2014, respectively. This decrease is primarily due to the mix of hardware sold with the systems. The decrease is also attributable to pursuing sales in foreign markets and the related foreign currency exchange rates, which the Company expects to continue in future quarters.

Selling, General and Administrative Expenses

For the three months ended September 30, 2015, selling, general and administrative expenses were $841,343 compared to $689,766 for the same period in 2014.  Our most significant changes in operating expenses are related to additional contractor fees related to the expanded operations in South America, and the shares issued from the Company treasury during the quarter.

Other Income

For the three months ended September 30, 2015, other income was $20,138 compared to $17,289 for the same period in 2014.  This increase is primarily related to the gain on an asset disposal during the three months ended September 30, 2015.

Tax Provision

The income tax benefit for the three months ended September 30, 2015 was $93,400, which was calculated at a 35.3% effective rate, compared to an income tax expense of $20,012 for the same period in 2014, which was calculated at a 27.3% effective rate.

Net Income (Loss)

Loss before taxes for the three months ended September 30, 2015, was $264,273 compared to income before taxes of $73,246 for same period in 2014. Net loss for the three months ended September 30, 2015 was $170,873 compared to net income of $53,234 for the same period in 2014. The basic loss per share was $0.04 compared to earnings per share of $0.01 for the three months ended September 30, 2015 and 2014, respectively.

Results of Operations - Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

During the nine months ended September 30, 2015, loss from operations was $476,036 compared to income from operations of $206,937 for the nine months ended September 30, 2014. The major components of revenues, cost of sales and selling, general and administrative expenses are discussed below.

Revenues

Revenues for the nine months ended September 30, 2015 decreased to $2,885,461 from $2,946,256 for the nine months ended September 30, 2014.  The following table summarizes our revenues for the nine months ended September 30, 2015 and 2014, respectively:

	Nine Months Ended September 30,
	2015	2014	2015	2014
			(percent of revenues)
System sales	$1,637,217	$1,547,017	56.7%	52.5%
License and maintenance fees	1,222,443	980,362	42.4%	33.3%
Other sales	25,801	418,877	0.9%	14.2%
Total revenues	$2,885,461	$2,946,256	100.0%	100.0%

During the nine months ended September 30, 2015, the Company delivered four systems. Most of the revenue for three of the installations was deferred, and will be recognized in future periods, since a substantial amount is not due within 12 months. During the same period in 2014, the company delivered three systems. Other sales, which include third party products, decreased over 2014 as a result of no kiosk sales.

Deferred Revenues long-term

Deferred revenues – long-term increased $1,694,653 from $1,090,746 at December 31, 2014 to $2,785,399 at September 30, 2015. The increase represents contracts which have been signed and invoiced, but revenue will be recognized and cash collected monthly over multiple years. The balance at September 30, 2015 represents multiple contracts that were signed and installed at September 30, 2015 combined with the contracts installed in previous, which had deferred revenue remaining as of September 30, 2015.

Cost of Sales

Cost of sales for the nine months ended September 30, 2015 increased to $905,755 from $656,568 for the nine months ended September 30, 2014.  The following table summarizes our cost of sales for the nine months ended September 30, 2015 and 2014, respectively:

	Nine Months Ended September 30,
	2015	2014	2015	2014
			(percent of revenues)
System sales	$826,429	$447,162	28.6%	15.1%
License and maintenance fees	66,302	78,274	2.3%	2.7%
Other sales	13,024	131,132	0.5%	4.5%
Total cost of sales	$905,755	$656,568	31.4%	22.3%

Gross profit	$1,979,706	$2,289,688	68.6%	77.7%

The Company's gross profit was 68.6% and 77.7% for the nine months ended September 30, 2015 and 2014, respectively. This decrease is primarily due to the mix of hardware sold with our systems. The decrease is also attributable to pursuing sales in foreign markets and the related foreign currency exchange rates, which the Company expects to continue in future quarters.

Selling, General and Administrative Expenses

For the nine months ended September 30, 2015, selling, general and administrative expenses were $2,455,742 compared to $2,082,751 for the same period in 2014.  Our most significant changes in operating expenses are related to additional contractor fees related to the expansion in South America. In addition, bad debt recovery in the second quarter of 2014 lowered selling, general and administrative expenses for that nine-month period.

Other Income

For the nine months ended September 30, 2015, other income was $37,142 compared to $53,361 for the same period in 2014.  This decrease is primarily related to a lower balance financed through the Company in 2015 compared to 2014.

Tax Provision

The income tax benefit for the nine months ended September 30, 2015 was $160,400, which was calculated at a 36.5% effective rate, compared to an expense of $83,012 for the same period in 2014, which was calculated at a 31.9% effective rate.

Net Income (Loss)

Loss before taxes for the nine months ended September 30, 2015, was $438,894 compared to an income before taxes of $260,298 for same period in 2014. Net loss for the nine months ended September 30, 2015 was $278,494 compared to a net income of $177,286 for the same period in 2014. The basic loss per share was $0.06 compared to earnings per share of $0.04 for the nine months ended September 30, 2015 and 2014, respectively.

Backlog

The Company’s backlog generally consists of incomplete system installations and expansion of offerings for currently installed and supported systems.

The Company had two projects in its backlog at September 30, 2015.

The Company is currently serving gaming establishments in ten U.S. states, as well as countries in Central and South America, and the Caribbean. The Company aims to pursue opportunities and strategic partnerships.

Liquidity and Capital Resources

At September 30, 2015, the Company had cash of $349,461 compared to cash of $1,208,201 on September 30, 2014. Decrease in cash flows related primarily to changes in operating assets and liabilities, including accounts receivable, inventory, and repurchases of common stock.

We do not know of any trends, events or uncertainties that are likely to have a material impact on our short or long-term liquidity or our capital resources. We expect that our primary source of liquidity in both the short and long-term will be system sales and the resulting license and maintenance fees generated from existing systems. We anticipate we will be able to manage expenses and cash flow in order to satisfy our monthly expense obligations with cash flow from operations. We believe the Company has adequate cash for at least the next 12 months to meet its obligations and continue operations for both existing and future customers as well as ongoing sales efforts and product development.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of September 30, 2015.

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

As of September 30, 2015, our Chief Executive Officer / Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer / Chief Financial Officer concluded our disclosure controls and procedures are effective as of September 30, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Company Repurchases of Registered Common Stock

The Company made the following repurchases of registered common stock during the period covered by this report:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Jul-15	13,000	$1.14	146,149
Aug-15	3,200	$1.14	149,349
Sep-15	35,000	$1.15	184,349	(a)

(a) Maximum number of shares that may yet be purchased is determined by average price per share,

and amounts approved by the Company's Board of Directors, for the repurchase program. In addition, in the future, the Company’s Board of Directors may increase or extend its authorization of the stock repurchase program.

On December 23, 2014, the Company’s Board of Directors approved the repurchase of its outstanding shares of up to $100,000 of its common stock from private unsolicited sellers’ paper certificate blocks (non-street name) in the open market until June 30, 2015, which was subsequently extended by the Board of Directors. On March 17, 2015, the Company’s Board of Directors approved another repurchase of up to $75,000 for the same program. On September 4, 2015, the Company’s Board of Directors approved another repurchase of up to $50,000 for the same program. The remaining amount approved for repurchasing common stock is $49,059 as of September 30, 2015. Company insiders are prohibited from participating in the stock repurchase program. Since the beginning of the program, the Company has repurchased 184,349 shares as of September 30, 2015.

Item 6. Exhibits

Exhibit	Description

3.1	Articles of Incorporation, filed with the Nevada Secretary of State on June 2, 1995 (incorporated by reference to Exhibit 3 to the registrant’s registration statement on Form 10SB-12G filed on December 6, 1999).

3.2	Amendment to Articles of Incorporation, filed with the Nevada Secretary of State on January 26, 2012 (incorporated by reference to Exhibit 3.2 to the registrant’s annual report on Form 10-K filed on September 30, 2011).

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to the registrant’s annual report on Form 10-K filed on September 30, 2011).

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith ).

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 13, 2015	Table Trac, Inc.
(Registrant)

By:	/s/ Brian Hinchley
Brian Hinchley (Principal Executive Officer and Principal Financial and Accounting Officer)

- 17 -