Form 10-K
period 2015-12-31
TABLE TRAC INC
filed 2016-03-30
CIK 1090396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2015 was approximately $2.4 million based on the closing sales price of the registrant’s common stock on that date ($1.10 per share). As of March 24, 2016, the Company had outstanding 4,523,265 shares of common stock, $0.001 par value.

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

TABLE TRAC INSTALLATIONS

Table Trac currently has casino management systems, table games management systems and ancillary products installed with on-going support and maintenance contracts at 71 casinos worldwide in the U.S., Caribbean, Central and South America.

AVAILABILITY OF TABLE TRAC

Table Trac systems are available for purchase from the Company by any legal gambling casino in the U.S. and legal casinos operating outside the U.S. Table Trac’s systems are purchased, installed and sold with a monthly license and maintenance contract whereby Table Trac performs required maintenance on its systems to assure trouble-free operations.

MANUFACTURING CAPABILITIES

The Company designs and manufactures its own table game interface units and slot machine gaming machine interface boards using the services of third-party electronics assembly firms. The Company has relationships with a host of third-party electronic and gaming equipment manufacturers that can be readily available for hire, as needed.

TRADEMARKS AND PATENTS

The Company filed for its provisional patent application in August 1995, and filed for its final application in August 1996. This application was approved and issued on September 28, 2000, as patent number 5,957,776.

The Company has a registered trademark (“TABLE TRAC”), which was originally issued on September 7, 2000.

EMPLOYEES

As of December 31, 2015, the Company had 20 full-time equivalents with an employee headcount of 21, and engaged the services of three contract specialists during the course of the year.

RECENT DEVELOPMENTS

The Company signed nineteen new customer contracts in 2015 and expanded the Company’s presence in California, and Oklahoma, and entered new territories in Iowa and Colombia. At the end of 2015, the Company had casino management systems, table games management systems and ancillary products installed with on-going support and maintenance contracts with 71 casino operators worldwide.

At its annual shareholder meeting in August 2015, the Company re-elected Steven A. Browne, Louis Fornetti, and Gary Loebig as its independent board members; along with Chad Hoehne, Table Trac’s, President and founder, and Brian Hinchley, Chief Executive Officer, to the Board of Directors. The board re-elected Mr. Browne as Chairman of the Board, while Mr. Fornetti and Mr. Loebig were re-elected to serve as chairmen of the audit and compensation committees, respectively.

During 2015, the Company participated in several key industry trade shows and conferences, including the ICE Gaming Show, the Caribbean Gaming Show, the National Indian Gaming Association Trade Show and Conference, the Gaming Technology Summit, the Midwest Gaming Conference, the Oklahoma Indian Gaming Association Trade Show and Conference, Raving’s Casino Marketing Conference and Table Games Conference, and Global Gaming Expo (G2E), the industry’s premier event.

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

We have patents and we utilize patent protection in the United States relating to certain processes and products. We cannot assure you that all of our existing patents would be found valid or enforceable or will continue to be valid or enforceable, or that any pending patent applications will be approved. Our competitors may in the future challenge the validity or enforceability of certain of our patents. The patents we own could be challenged, invalidated or circumvented by others and may not be of sufficient scope or strength to provide us with any meaningful protection or commercial advantage. Competitors may infringe our patents and we may not have adequate resources or there may be other reasons we do not enforce our patents. Our patents may not adequately cover a competitor’s products in such a way as to provide us with a competitive advantage. Furthermore, the future interpretation by courts of United States laws regarding the validity of patents could negatively affect the validity or enforceability of our current or future patents.

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

Our financial results could be impacted by foreign currency risks

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

We are dependent on a contractor in Colombia

The Company relies on a contractor to promote, support and keep accounting records for its customers in Colombia. The Company provides secondary support to the Colombian contractor, as needed, and receives regular reporting of the sales in the territory. The Company monitors the risk and has the option to terminate the contractor agreement every twelve to eighteen months. The loss of this contract relationship could negatively affect the Company’s business in Colombia.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The Company has a lease on corporate office space in Minnetonka, Minnesota and took possession of the leased space in January 2011. The lease expires on June 30, 2016, and includes over 4,400 square feet of office and warehouse space. The monthly rent payment is approximately $2,727 with periodic escalators to approximately $3,103 per month, excluding operating expenses. The Company believes this space is adequate for its current business needs.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information: The Company’s common stock is quoted for trading on the OTCQB over-the-counter quotation service under the symbol “TBTC.” The OTCQB is a middle-tier quotation marketplace operated by OTC Markets (formerly known as The Pink Sheets). Prior to February 22, 2011, the Company’s common stock had been quoted for trading on the over-the-counter bulletin board (the OTCBB) under the trading symbol TBTC.OB. The following table sets forth the high and low bid prices for our common stock as reported by the OTCQB in 2015 and 2014. These quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions. Trading in the Company’s common stock during the period represented was sporadic, exemplified by low trading volume and many days during which no trades occurred.

	2015
Price per Share Calendar Year	High	Low
Annual Price per Share	$1.34	$0.69
First Quarter, January -March	$0.99	$0.69
Second Quarter, April - June	$1.27	$0.79
Third Quarter, July - September	$1.26	$0.96
Fourth Quarter, October - December	$1.34	$0.69

	2014
Price per Share Calendar Year	High	Low
Annual Price per Share	$1.38	$0.52
First Quarter, January -March	$1.13	$0.52
Second Quarter, April - June	$1.05	$0.85
Third Quarter, July - September	$1.38	$0.85
Fourth Quarter, October - December	$1.08	$0.55

Holders: As of March 24, 2016, the Company had outstanding 4,523,265 shares of common stock held by approximately 64 holders of record.

Dividends: No dividends were declared or paid in 2015 or 2014, and the Company does not expect to pay dividends in the near future.

Unregistered Sales of Securities: During 2015, the Company made the following issuances and sales of unregistered securities:

In August 2015, the Company issued 7,500 shares of common stock to a director at $1.18 for a total director compensation expense of $8,850. The expense is for services rendered during the period January 1 through June 30 2015, with $8,850 total expense in 2015. The Company also issued an aggregate of 11,500 shares of common stock to two employees at $1.18 for a total expense of $13,570 for services rendered during 2015. The shares were issued pursuant to the exemption set forth in Section 4(a)(2) of the Securities Act on the basis that all recipients of such shares were directors or employees of the Company.

Repurchase of Common stock: In 2015, the Company repurchased and retired 50,000 shares for approximately $44,000 at an average price of $.88 per share, and repurchased 141,469 shares for approximately $139,384 at an average price of $.99 per share for its treasury.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash position at December 31, 2015 was $289,105, a decrease of $919,096 from $1,208,201 at December 31, 2014. Management believes that the Company has adequate cash to meet its obligations and continue operations for both existing customer contracts and ongoing product development for at least the next 12 months. The Company presently has no bank line of credit or other financing arrangements for general corporate use. As a result, its primary sources of liquidity are cash, receivables and potentially other current assets. Management is not aware of any trends or any known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the registrant’s liquidity increasing or decreasing in any material way.

Net cash flows used in operating activities during the year ended December 31, 2015 were $705,153 compared with net cash flows provided by operating activities of $221,256 for the same period in 2014. This change of $926,409 was caused primarily by the net loss from operations in 2015 of $399,271 compared to a net income during 2014 of $33,290 and an increase in accounts receivable in 2015, offset by an increase in deferred revenue compared to 2014, that is scheduled to be recognized as revenue in future periods.

Net cash used in investing activities was $20,540 during the year ended December 31, 2015, compared to $0 for the same period in 2014. This change of $20,540 was caused primarily by the purchase of a vehicle.

Net cash used in financing activities was $193,403 during the year ended December 31, 2015, compared to $51,343 for the same period in 2014. This change of $142,060 was caused primarily by the repurchase of $192,134 of common stock in 2015 compared to $43,163 in 2014.

On December 31, 2015, total stockholders’ equity was $2,641,429 compared to $3,201,664 in 2014, which is a decrease of $560,235 or 17.5%; resulting from a net loss from operations and the aforementioned repurchase of stock.

The Company’s core operations are not capital intensive. The basic product of the Company is computer software developed by its employees. Most manufacturing is done after the Company receives an order, so there is not a material product inventory held by the Company.

RESULTS OF OPERATIONS, YEAR ENDED DECEMBER 31, 2015 COMPARED TO YEAR ENDED DECEMBER 31, 2014

The most significant events that affected the 2015 results of operations were the Company’s (1) installation of eighteen casino management systems, and one table games system at nineteen operating entities; (2) expansion into the California, Iowa, Oklahoma, and Colombia markets.

During 2015, the Company delivered product with a value exceeding $3,400,000 for new contracts at the respective contract dates. However, nearly $2,000,000 of the revenue for these system sales was deferred, and will be recognized in future periods, since a substantial amount is not due within 12 months. As a result, those contracts, along with the related maintenance, will add more than $100,000 each month to the existing recurring revenue which, as of December 31st, was at the highest point in company history, and nearly enough to fully sustain, by itself, all related cost of goods sold and operating expenses of the Company.

During the first quarter of 2016, the Company has signed new contracts and delivered product of approximately $864,000 at the time of this report. Most of the revenue for the delivered product will be recognized in future periods, since a substantial amount is not due within 12 months, and will build on the current recurring monthly revenues of the Company. In addition, the Company has signed new contracts with an approximate product value of $1,738,000 during the first quarter, for product delivery scheduled for the second quarter of 2016. These contracts are a combination of that which will be recognized immediately, while some will defer revenues to future quarters.

The Company also began the licensing process in the states of Colorado and Nevada in 2015. This attainment of the gaming license in each state will allow the Company to pursue sales to commercial casinos in each state, and is expected to increase revenues and net income for the Company in future years. The Company incurred some costs in 2015 related to these licenses, with additional expenses in the first quarter of 2016.

Inflation for the previous two years ended December 31, 2015 has been negligible, having no material effect on the Company’s operations. Increased inflation may put the Company’s cash holdings at risk for a loss of real value. As a result, the Company expects to periodically evaluate inflation pressure and take appropriate steps to place its available cash and cash equivalents into conservative and less inflation-sensitive investments.

A breakout of revenue by type is as follows:

	For the Years Ended December 31,
	2015	2014	2015	2014
			(percent of revenues)
System sales	$2,046,599	$1,787,384	54.4%	51.4%
License and maintenance fees	1,688,024	1,339,829	44.8%	38.5%
Other sales	31,418	351,367	0.8%	10.1%
Total revenues	$3,766,041	$3,478,580	100.0%	100.0%

Revenues increased from $3,478,580 in 2014 to $3,766,041 in 2015. The increase of $287,461 was due to larger installations in 2015 compared to 2014. System sales revenues increased from $1,787,384 in 2014 to $2,046,599 in 2015, a 14.5% increase of $259,215, due to larger system installations in 2015 compared to 2014. Ongoing maintenance revenue increased from $1,339,829 in 2014 to $1,668,024 in 2015, a 24.5% increase of $328,195, due to our high customer retention rate along with new accounts added during 2015. Other sales, which includes Cash IO kiosk sales, promotional kiosk software sales, and rental sales has decreased from $351,367 in 2014 to $31,418 in 2015, a 91.0% decrease of $319,949 due to no Cash IO kiosk sales and no rental sales to new customers.

During 2015, the Company delivered eighteen systems domestically and in South America. Most of the revenue for the installations was deferred, and will be recognized in future periods, since a substantial amount is not due within 12 months. During 2014, the Company delivered five systems.

Cost of sales increased to $1,082,724 in 2015 from $635,674 in 2014. The increase of $447,050 was primarily due to higher revenues in 2015 compared to 2014 and subcontracted labor for installations in Colombia.

A breakout of cost of sales by type is as follows:

	For the Years Ended December 31,
	2015	2014	2015	2014
			(percent of revenues)
System sales	$975,606	$444,377	25.9%	12.8%
License and maintenance fees	92,141	103,941	2.4%	3.0%
Other sales	14,977	87,356	0.4%	2.5%
Total cost of sales	$1,082,724	$635,674	28.7%	18.3%

The gross margin in 2015 was $2,683,317 or 71.3% of sales compared with $2,842,906 or 81.7% of sales in 2014. The decrease of gross margin was primarily due to the mix of hardware sold with the systems, and pursuing sales in foreign markets and the related foreign currency exchange rates, which the Company expects to continue in future quarters.

Deferred revenues – short-term is relatively consistent at $37,810 in 2015 from $38,975 in 2014. The balance represents down payments received for system installations on order at year-end and annual payments of maintenance. The deferred revenue is non-refundable and is recognized as revenue when the system installations are completed or as invoices are due. As of December 31, 2015, the Company was in the process of installing a small amount of software and hardware in Colombia.

Deferred revenues – long-term increased to $2,890,467 in 2015 from $1,090,746 in 2014. The balance represents systems which have been installed under contracts that have been signed and invoiced, but revenue will be recognized and cash collected monthly over multiple years. The increase of $1,799,721 in 2015 represents multiple contracts that were signed and installed during the year combined with the contracts installed in 2014 which had deferred revenue remaining as of December 31, 2015.

Total operating expenses increased to $3,393,688 in 2015 from $2,865,759 in 2014. This 18.4% increase of $527,929 was primarily due to additional contractor fees related to the expansion in Colombia, offset by bad debt recovery during 2014.

Interest / Other income decreased in 2015 to a net amount of $53,586 from $63,155 in 2014; the 15.2% decrease of $9,569 is due to a lower amount of long-term financed contracts for the first half of 2015 compared to 2014.

The provision for income tax benefit was $274,000 in 2015, for an effective rate of (40.7%), compared to a provision for income tax expense of $7,012 for an effective rate of 17.4% in 2014. The change in rates is primarily due to the 2013 rate that was carried forward to offset tax profits for 2014, and caused the 2014 tax rate to be lower than normal.

The net loss for 2015 was $399,271 compared to a net income of $33,290 for 2014, which is a decrease of $432,561. The Company does not expect the trend of losses from 2015 to continue in 2016.

The basic and diluted loss per share in 2015 was $0.09 compared to earnings per share of $0.01 in 2014.

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

System Sales and Licenses

Revenue from systems that have been demonstrated to meet customer specifications during installation is recognized when evidence of an arrangement exists, the product has been delivered, title and risk of loss have transferred to the customer and collection of the resulting receivable is reasonably assured. System sales, which are accounted for as multiple-element arrangements, include multiple products and/or services. For multiple-element arrangements, the Company allocates the revenue to each element based on the hierarchy of estimated selling price for the deliverables. The selling price for each deliverable will be based on vendor specific objective evidence (VSOE), Third Party Evidence (“TPE”) if VSOE is not available, or estimated selling price if neither VSOE or TPE is available. The Company recognizes the associated revenue when all revenue recognition criteria have been met for each element. If there are contracts the Company does not have VSOE of all elements, the Company would follow the selling price hierarchy to allocate arrangement consideration.

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

Service revenue

Service revenue is recognized after the services are performed and collection of the resulting receivable is reasonably assured. The multiple element price for service revenue is established based upon the selling price determined by management having the relative authority when the element is not yet sold separately for the services.

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

Accounts Receivable / Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount. Accounts receivable include regular customer receivables and amounts from financed contracts coming due within 12 months. Amounts from financed contracts due beyond 12 months are recorded as "Long-term accounts receivable – financed contracts."  Interest is recorded upon receipt to other income on the statements of operations. The Company evaluates its allowance based on historical experience. An allowance for doubtful accounts is recorded when the Company believes the amounts may not be collected. Management believes that receivables, net of the allowance for doubtful accounts, are fully collectible. While the ultimate result may differ, management believes that any write-off not allowed for will not have a material impact on the Company's financial position.

Inventory

Inventory, consisting of finished goods, is stated at the lower of cost or market. The average cost method (which approximates first in, first out method) is used to value inventory. Inventory is reviewed annually for the lower of cost or market and obsolescence. Any material cost found to be above market value or considered obsolete is written down accordingly. The Company had no obsolescence reserve at December 31, 2015 and 2014.

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

We have audited the accompanying financial statements of Table Trac, Inc. (a Nevada corporation), which comprise the balance sheet as of December 31, 2015, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes to the financial statements.

Management is responsible for the preparation and fair presentation of these financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Table Trac, Inc. as of December 31, 2015, and the results of their operations and their cash flows for the year then ended in accordance with accounting principles generally accepted in the United States of America.

/s/ Boulay PLLP

Minneapolis, Minnesota

March 30, 2016

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors

Table Trac, Inc.

Minnetonka, Minnesota

We have audited the accompanying balance sheet of Table Trac, Inc. as of December 31, 2014, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Table Trac, Inc. as of December 31, 2014 and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, Minnesota

March 30, 2015

TABLE TRAC, INC.

BALANCE SHEETS

	December 31, 2015	December 31, 2014
ASSETS
CURRENT ASSETS
Cash	$289,105	$1,208,201
Accounts receivable, net of allowance for doubtful accounts of $185,397 at December 31, 2015 and $101,079 at December 31, 2014	2,494,930	2,224,576
Inventory	656,137	893,743
Prepaid expenses and other current assets	88,180	98,607
Income taxes receivable	68,101	16,610
TOTAL CURRENT ASSETS	3,596,453	4,441,737

LONG-TERM ASSETS
Patent, net	1,638	3,003
Property and equipment, net	54,534	2,138
Other long-term assets	1,289,786	344,816
Deferred tax asset	331,000	19,000
Long-term accounts receivable – financed contracts	1,569,285	675,683
TOTAL LONG-TERM ASSETS	3,246,243	1,044,640
TOTAL ASSETS	$6,842,696	$5,486,377

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$413,235	$217,352
Payroll liabilities	29,444	60,726
Current portion of note payable	7,096	0
Deferred revenue - short-term	37,810	38,975
Income taxes payable	0	109,967
Deferred tax liability	797,000	766,947
TOTAL CURRENT LIABILITIES	1,284,585	1,193,967

LONG-TERM LIABILITIES
Note payable, net of current portion	26,215	0
Deferred revenue - long-term	2,890,467	1,090,746
TOTAL LIABILITIES	4,201,267	2,284,713

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 25,000,000 shares authorized: 4,656,734 and 4,706,156 shares issued, and 4,533,265 and 4,705,734 shares outstanding at December 31, 2015 and 2014, respectively	4,534	4,706
Additional paid-in capital	1,806,526	1,845,198
Retained earnings	953,911	1,353,182
	2,764,971	3,203,086
Treasury stock, 123,469 shares (at cost) at December 31, 2015 and 1,000 at December 31, 2014	(123,542)	(1,422)
TOTAL STOCKHOLDERS’ EQUITY	2,641,429	3,201,664

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,842,696	$5,486,377

The accompanying notes are an integral part of these financial statements.

TABLE TRAC, INC.

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2015	2014

Revenues	$3,766,041	$3,478,580
Cost of sales	1,082,724	635,674
Gross profit	2,683,317	2,842,906
Operating Expenses:
Selling, general and administrative	3,393,688	2,865,759
Loss from operations	(710,371)	(22,853)
Loss on currency exchange	(22,486)	0
Interest income	53,586	63,155
Gain on sale of assets	6,000	0
Income (loss) before taxes	(673,271)	40,302
Income tax expense (benefit)	(274,000)	7,012
Net income (loss)	$(399,271)	$33,290

Net income (loss) per share - basic and diluted	$(0.09)	$0.01

Weighted-average shares outstanding - basic and diluted	4,591,937	4,776,085

The accompanying notes are an integral part of these financial statements.

TABLE TRAC, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock Outstanding		Additional
	Number of		Paid-in	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total
BALANCE, DECEMBER 31, 2013	4,774,805	$4,775	$1,885,417	$1,319,892	$(1,422)	$3,208,662
Common stock issued to board of directors for 2014 compensation	15,000	15	11,610	0	0	11,625
2014 Shares repurchased and retired	(84,071)	(84)	(51,829)	0	0	(51,913)
2014 Net income	0	0	0	33,290	0	33,290
BALANCE, DECEMBER 31, 2014	4,705,734	4,706	1,845,198	1,353,182	(1,422)	$3,201,664
Common stock awarded to employees and board member from treasury for 2015	19,000	19	5,278	0	17,123	22,420
2015 Shares repurchased and retired	(50,000)	(50)	(43,950)	0	0	(44,000)
2015 Shares repurchased into treasury	(141,469)	(141)	0	0	(139,243)	(139,384)
2015 Net loss	0	0	0	(399,271)	0	(399,271)
BALANCE, DECEMBER 31, 2015	4,533,265	$4,534	$1,806,526	$953,911	$(123,542)	$2,641,429

The accompanying notes are an integral part of these financial statements.

TABLE TRAC, INC.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2015	2014

OPERATING ACTIVITIES
Net income (loss)	$(399,271)	$33,290
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,089	14,938
Deferred income taxes	(281,947)	(189,800)
Allowance for doubtful accounts	84,318	(10,975)
Gain on disposal of assets	(6,000)	0
Stock issued for services	22,420	11,625
Changes in operating assets and liabilities:
Accounts receivable	(1,248,274)	1,255,538
Inventory	237,606	(418,965)
Prepaid expenses and other assets	(934,543)	131,810
Accounts payable and accrued expenses	204,633	(358,449)
Payroll liabilities	(31,282)	25,427
Deferred revenue	1,798,556	(452,091)
Income taxes receivable / payable	(161,458)	178,908
Net cash provided by (used in) operating activities	(705,153)	221,256
INVESTING ACTIVITIES
Capital expenditures	(20,540)	0
Net cash used in investing activities	(20,540)	0
FINANCING ACTIVITIES
Payments on note payable	(1,269)	(8,180)
Repurchase of common stock	(192,134)	(43,163)
Net cash used in financing activities	(193,403)	(51,343)

NET INCREASE (DECREASE) IN CASH	(919,096)	169,913

CASH
Beginning of year	1,208,201	1,038,288
End of year	$289,105	$1,208,201

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$0	$8,955
Non-cash investing and financing activities
Supplemental disclosure of non-cash investing and financing activities:
Repurchase of Common Stock in accrued expenses	$0	$8,750
Capital expenditure financed with note payable	$34,580	$0

The accompanying notes are an integral part of these financial statements.

TABLE TRAC INC.

Notes to Financial Statements

December 31, 2015 and 2014

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates these estimates, including those related to revenue recognition, bad debts, valuation of inventory, intangible assets, and deferred income taxes. Actual results could differ from those estimates.

Concentrations of Risk

Cash Deposits in Excess of Federally Insured Limits

The Company maintains its cash balances at two financial institutions. Accounts are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company had approximately $0 and $900,000 of uninsured cash balances at December 31, 2015 and 2014, respectively.

Major Customers

The following table summarizes significant customer information for the years ended December 31, 2015 and 2014:

	For the Years Ended December 31
	2015		2014
	% Sales	% AR	% Sales	% AR
A	25.4%	10.5%	9.6%	3.7%
B	2.8%	1.5%	15.9%	11.3%
C	4.6%	0.0%	10.4%	0.8%
D	6.2%	6.5%	5.9%	16.0%
E	9.0%	11.0%	0.0%	0.0%
F	9.7%	34.1%	0.0%	0.0%
All Others	42.3%	36.4%	58.2%	68.2%
Total	100.0%	100.0%	100.0%	100.0%

Revenue Recognition

The Company derives revenues from the sales of systems, licenses and maintenance fees, and services.

System Sales and Licenses

Revenue from systems that have been demonstrated to meet customer specifications during installation is recognized when evidence of an arrangement exists, the product has been delivered, title and risk of loss have transferred to the customer and collection of the resulting receivable is reasonably assured. System sales, which are accounted for as multiple-element arrangements, include multiple products and/or services. For multiple-element arrangements, the Company allocates the revenue to each element based on the hierarchy of estimated selling price for the deliverables. The selling price for each deliverable will be based on vendor specific objective evidence (VSOE), Third Party Evidence (“TPE”) if VSOE is not available, or estimated selling price if neither VSOE or TPE is available. The Company recognizes the associated revenue when all revenue recognition criteria have been met for each element. If there are contracts the Company does not have VSOE of all elements, the Company would follow the selling price hierarchy to allocate arrangement consideration.

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

Service revenue

Service revenue is recognized after the services are performed and collection of the resulting receivable is reasonably assured. The VSOE for service revenue is established based upon the selling prices for the services.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company held no cash equivalents at December 31, 2015 or 2014.

Accounts Receivable / Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount. Accounts receivable are recorded at net realizable value, which includes foreign currency translation as of each balance sheet date. Accounts receivable include unsecured regular customer receivables and unsecured amounts from financed contracts coming due within 12 months. Amounts from financed contracts due beyond 12 months are recorded as "Long-term accounts receivable – financed contracts."  Interest is recorded upon receipt to other income on the statements of operations. An allowance for doubtful accounts is recorded when the Company believes the amounts may not be collected. Management believes that receivables, net of the allowance for doubtful accounts, are fully collectible. Accounts receivable are written off when management determines collection is no longer likely. While the ultimate result may differ, management believes that any write-off not allowed for will not have a material impact on the Company's financial position. Accounts receivable are recorded at net realizable value, which includes foreign currency translation into U.S. Dollars, as of each balance sheet date.

Inventory

Inventory, consisting of finished goods, is stated at the lower of cost or market. The average cost method (which appropriates the first in, first out method) is used to value inventory. Inventory is reviewed annually for the lower of cost or market and obsolescence. Any material cost found to be above market value or considered obsolete is written down accordingly. The Company had no obsolescence reserve at December 31, 2015 and 2014.

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

The Company accounts for income taxes pursuant to Financial Accounting Standards Board (FASB) guidance. This guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than not (a greater than 50 percent likelihood of being realized) to be sustained upon examination by taxing authorities. The Company believes its income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves, or related accruals for interest and penalties have been recorded at December 31, 2015 and 2014. In accordance with the guidance, the Company has adopted a policy under which, if required to be recognized in the future, interest and penalties related to the underpayment of income taxes will be classified in income taxes in the statements of operations. The Company has three open years of tax returns subject to examination starting with 2012.

Research and Development

Expenditures for research and product development costs are expensed as incurred. Research and development expenses were $22,057 and $23,241 for the years ended December 31, 2015 and 2014, respectively, and is included in selling, general and administrative expenses on the statements of operations.

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

There were no stock options issued during 2015 and 2014. Grants under the stock option plan expired on May 16, 2011.

Stock-based compensation expense related to options was $0 for the years ended December 31, 2015 and 2014. The Company estimates the amount of future stock-based compensation expense related to outstanding options to be $0.

Foreign Currency Transactions

Transactions in foreign currencies are translated to the respective functional currencies of the Company at exchange rates at the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies at the reporting date are retranslated to the functional currency at the exchange rate at that date. Foreign currency differences arising on retranslation are recognized in profit or loss.

Basic and Diluted Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average shares outstanding during the reporting period. Diluted earnings per share is computed similar to basic earnings per share except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options or warrants, if dilutive. The number of additional shares is calculated by assuming that outstanding stock options or warrants were exercised and that the proceeds from the exercise were used to acquire shares of common stock at the average market price during the reporting period. (See Note 8)

Recently Issued Accounting Pronouncements

In May 2014, and amended in July 2015, FASB issued guidance creating Accounting Standards Codification (“ASC”) Section 606, “Revenue from Contracts with Customers.” The new section will replace Section 605, “Revenue Recognition” and creates modifications to various other revenue accounting standards for specialized transactions and industries. The section is intended to conform revenue accounting principles to a concurrently issued International Financial Reporting Standards with previously differing treatment between United States practice and those of much of the rest of the world, as well as, to enhance disclosures related to disaggregated revenue information. The updated guidance is effective for annual reporting periods beginning on or after December 15, 2017, and interim periods within those annual periods. The Company will adopt the new provisions of this accounting standard at the beginning of 2018. The Company will further study the implications of this statement in order to evaluate the expected impact on its financial statements.

In February 2016, FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), which provides guidance for accounting for leases. The new guidance requires companies to recognize the assets and liabilities for the rights and obligations created by leased assets, initially measured at the present value of the lease payments. The accounting guidance for lessors is largely unchanged. The ASU is effective for annual and interim periods beginning after December 15, 2018 with early adoption permitted. It is to be adopted using a modified retrospective approach. The Company is currently evaluating the impact that the adoption of this guidance will have on the Company’s financial statements and anticipates the new guidance will significantly impact its financial statements given the Company has a significant number of leases.

In July 2015, FASB issued ASU No. 2015-11, which amended Inventory (Topic 330) Related to Simplifying the Measurement of Inventory of the Accounting Standards Codification. The amended guidance applies to all inventory except that which is measured using last-in, first-out (LIFO) or the retail inventory method. Inventory measured using first-in, first-out (FIFO) or average cost is included in the new amendments. Inventory within the scope of the new guidance should be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments will take effect for the Company for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The new guidance should be applied prospectively, and earlier application is permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact that the adoption of this guidance will have on the Company’s financial statements.

NOTE 2. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following at:	December 31, 2015	December 31, 2014

Accounts receivable under normal 30 day terms	$664,928	$1,406,665
Financed contracts:
Short-term	0	22,754
Current portion of long-term	2,015,389	896,236
Long-term, net of current portion	1,569,285	675,683
Total accounts receivable	4,249,612	3,001,338
Less allowance for doubtful accounts	(185,397)	(101,079)
Accounts receivable, net	$4,064,215	$2,900,259
Presented on the balance sheet as:
Accounts receivable, net	$2,494,930	$2,224,576
Long-term accounts receivable - financed contracts	1,569,285	675,683

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

Included in accounts receivable - Financed contracts at December 31, 2015 and 2014 is $3,584,684 and $1,594,673, respectively, with an offset to deferred revenues on the balance sheet of $2,890,467 and $1,090,746 at December 31, 2015 and 2014, respectively.

A roll-forward of the Company’s allowance for doubtful accounts for the years ended is as follows:

	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014
Accounts receivable allowance, beginning of year	$101,079	$112,054
Provision adjustment during year	84,318	(10,975)
Write-off	0	0
Accounts receivable allowance, end of year	$185,397	$101,079

The allowance for doubtful accounts as of December 31, 2015 is $185,397 for the trade receivables and $0 for the financed contracts. The allowance for doubtful accounts as of December 31, 2014 is $101,079 for the trade receivables and $0 for the financed contracts.

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at:

	December 31, 2015	December 31, 2014
Office equipment	$49,294	$29,175
Vehicles	118,375	77,374
Total	167,669	106,549
Less: accumulated depreciation	(113,135)	(104,411)
Property and equipment, net	$54,534	$2,138

Depreciation expense totaled $8,725 and $13,573 for the years ended December 31, 2015 and 2014, respectively.

NOTE 4. LONG-TERM DEBT

The Company entered into a $34,580 term note agreement in September 2015. The note is payable in monthly installments of $677 including interest at 5.89%. The note was secured by the vehicle, and expires in September 2020. The outstanding balance of the note was $33,311 at December 31, 2015. Estimated annual maturities of debt are as follows:

2016	$7,096
2017	6,697
2018	7,102
2019	7,532
2020	4,884
Total	$33,311

NOTE 5. OPERATING LEASES

The Company has a lease on corporate office space in Minnetonka, Minnesota, which expires on June 30, 2016. This lease has rent escalations from $2,727 to $3,103 per month, excluding operating expenses. Future minimum lease payments are as follows:

2016	21,719
Total	$21,719

Rent expense was $31,556 for the years ended December 31, 2015 and 2014.

NOTE 6. STOCKHOLDERS’ EQUITY

Common Stock

In August 2015, the Company transferred 7,500 shares at a price of $1.18 per share from its treasury to a director, for services rendered during the period January 1, 2015 through June 30, 2015, and 11,500 shares from its treasury at a price of $1.18 per share to two employees for 2015 bonuses for a total expense of $22,420.

As of December 31, 2015, the Company holds 123,469 common stock shares in treasury at a total cost of $123,542 for future employee issuances under the bonus program which was part of the 2009 repurchase of shares.

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

Stock Repurchase Program

In 2015, the Company repurchased and retired 50,000 shares for $44,000 at an average price of $.88 per share, and repurchased 141,469 shares for $139,384 at an average price of $.99 per share for its treasury.

On December 23, 2014, the Company’s Board of Directors approved the repurchase of its outstanding shares of up to $100,000 of its common stock from private unsolicited sellers’ paper certificate blocks (non-street name) in the open market until September 30, 2015, which was subsequently extended by the Board of Directors. On March 17, 2015, the Company’s Board of Directors approved another repurchase of up to $75,000 for the same program. On September 4, 2015, the Company’s Board of Directors approved another repurchase of up to $50,000 for the same program. The remaining amount approved for repurchasing common stock is $33,155 as of December 31, 2015. Company insiders are prohibited from participating in the stock repurchase program. The Company has repurchased 274,540 shares at an average price of $.95 per share through December 31, 2015.

Subsequent to year end, the Company has repurchased 10,000 shares at an average price of $.92 per share.

Stock Options

In October 2001, the Company implemented an Employee Stock Incentive Plan, which was approved by the shareholders at the annual meeting held in September 2001. This plan provides for the issuance of options to employees to purchase shares of the Company’s common stock at an exercise price at least equal to the fair value of the Company’s common stock at the grant date. Options may be exercisable for a period of up to five years from the date of grant. The Company has reserved 1,000,000 shares of its common stock for potential issuance under this plan. Due to expiration of the plan, there are no stock options available for grants.

In November 2010, the Company issued 70,000 fully vested five-year employee stock options with an exercise price of $1.75 per share.

The following is a summary of all activity involving options for the years ended December 31:

	Outstanding	Weighted Average		Aggregate
	and Exercisable Options	Exercise Price	Remaining Term	Intrinsic Value

Balance, December 31, 2013	60,000	1.75	2	$-

Granted	0
Exercised	0
Cancelled	50,000

Balance, December 31, 2014	10,000	1.75	1	$-

Granted	0
Exercised	0
Cancelled	10,000	1.75

Balance, December 31, 2015	0	1.75	0	$-

There were no stock options issued during 2015 and 2014. Grants under the stock option plan expired on May 16, 2011.

NOTE 7. INCOME TAXES –

The income tax provision consists of the following for the years ended December 31:

	2015	2014
Current tax expense	$7,308	$196,812
Deferred tax (benefit)	(281,308)	(189,800)
Total income tax expense (benefit)	$(274,000)	$7,012

The reconciliation between expected federal income tax rates and the Company’s effective federal tax rates is as follows:

	2015		2014
	Amount	Percent	Amount	Percent
Expected federal tax (benefit)	$(228,900)	34.0%	$13,700	34.0%
Permanent differences	10,200	(1.5)%	(7,900)	(19.6)%
State income tax, net of federal tax benefit	(17,200)	2.6%	1,300	3.2%
Foreign tax credit	(19,100)	2.8%	0	0.0%
Other	(19,000)	2.8%	(88)	(0.2)%
Total	$(274,000)	40.7%	$7,012	17.4%

The following table summarizes the Company’s deferred tax assets and liabilities at December 31:

	2015	2014
Current deferred tax asset (liabilities):
Accounts payable and accrued expenses	$132,000	$61,000
Accounts receivable	(1,572,000)	(1,124,000)
Allowance for doubtful accounts	69,000	38,000
Prepaid expenses	(33,000)	(36,000)
Deferred revenue	607,000	294,053
Net current deferred tax liability	(797,000)	(766,947)
Long-term deferred tax asset
NOL - federal	265,000	0
NOL - State	38,000	7,000
Foreign tax credit	19,000	0
Book - Tax depreciation	9,000	12,000
Net long-term deferred tax asset	331,000	19,000
Net deferred tax liability	$(466,000)	$(747,947)

The federal net operating loss carryforward at December 31, 2015 is approximately $777,000 and the various state net operating loss carryforwards is approximately $682,000 which expires between 2025 and 2035 if not used. An allowance for net operating loss carryforward is recorded when the Company believes the amount may not be collected or fully utilized. Management believes the net operating loss carryforward, net of the allowance, is fully collectible or fully utilized.

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

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for years ended December 31, 2015 and 2014:

	For the Years Ended December 31,
	2015	2014
Basic and diluted earnings per share calculation:
Net income (loss) to common stockholders	$(399,271)	$33,290
Weighted average number of common shares outstanding	4,591,937	4,776,085
Basic net income (loss) per share	$(0.09)	$0.01

In 2014, stock options outstanding of 10,000 were not included in the calculation as the stock exercise price is greater than the fair market price.

NOTE 9. GEOGRAPHIC CONCENTRATIONS

The Company sells its technologies and services to casinos in the United States, the Caribbean and countries in both Central and South America. For 2015 and 2014, 82% and 88% of the Company’s revenues were from the United States, 2% and 3% from the Caribbean, 1% and 1% from Central America, and 16% and 8% from South America, respectively. For 2015 and 2014, 78% and 83% of the Company’s accounts receivable were from the United States, 1% and 3% from the Caribbean, 1% and 2% from Central America, and 20% and 12% from South America, respectively.

NOTE 10. FOREIGN CURRENCY EXCHANGE RATE RISK

The Company is exposed to foreign currency risks that arise from some of its foreign customers in Colombia, transacted in Colombia Pesos. As a result, exchange rate fluctuations may cause our international results to fluctuate when translated into U.S. dollars. These risks may change over time as business practices evolve and could have an impact on the Company’s financial results in the future due to the long term nature of our accounts receivable in Colombia which totaled approximately $443,000 at December 31, 2015. The Company monitors its risk associated with the volatility of certain foreign currencies against U.S. dollars. The Company recorded a realized loss on foreign currency of approximately $22,000 in 2015.

NOTE 11. COMMITMENT AND CONTINGENCIES

During 2015, the Company entered into an Agreement with a contractor to design and execute on a sales and marketing strategy for the Company in key Latin American and Caribbean gaming jurisdictions. The Agreement expires July 14, 2016 unless terminated earlier in accordance with the terms of the Agreement. The remaining commitment as of December 31, 2015 is approximately $47,000.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Evaluation of Disclosure Controls and Procedures.

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

As of December 31, 2015, the Company’s management carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, it was concluded the disclosure controls and procedures were not effective as of December 31, 2015 as a result of the material weakness below.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(e) and 15d-15(f) of the Exchange Act. The Company has designed internal controls to provide reasonable, but not absolute, assurance that financial statements are prepared in accordance with U.S. GAAP. The Company assesses the effectiveness of internal controls based on the criteria set forth in the 2013 Internal Control - Integrated Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission.

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

In connection with the assessment described above, management identified the following control deficiency that represents a material weakness at December 31, 2015.  The Company entered into an agreement with a contractor in Colombia to transact business in that country during 2015.  As that relationship evolved, management became aware that some controls over the period end financial reporting were missing.  Management has taken steps to implement new controls in order to remediate this weakness, but those controls were not in place as of December 31, 2015.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

MANAGEMENT

The executive officers and directors of the Company, with a brief description, are as follows:

Chad B. Hoehne	54	President, Director

Mr. Hoehne is the President and founder of the Company. He has a B.S. degree in Business Administration, Finance and computer minor from Minnesota State University. Mr. Hoehne founded Table Trac, Inc. in 1994 after working nine years for a successful Minneapolis electronics manufacturer and software company.

Mr. Hoehne has been on the board since the Company’s founding.

Brian Hinchley	50	Director, CEO, CFO

Mr. Hinchley is the Chief Executive Officer and Chief Financial Officer of the Company. He has a B.A. degree in Business Administration/Accounting from the University of St. Thomas in St. Paul, Minnesota. Prior to joining Table Trac, Mr. Hinchley was the Chief Financial Officer from September 1998 to May 2011 of two privately owned international software companies, Intercim, LLC and WorkWise, Inc. Mr. Hinchley also served in accounting roles for Griffin Companies (a commercial real estate company) from May 1992 to August 1998.

Mr. Hinchley has been the Company’s CFO since June 2011, and was named the CEO April 2015.

Robert R. Siqveland	71	Corporate Secretary

Mr. Siqveland is employed by Table Trac, Inc. as Director of Professional Services. Mr. Siqveland has served as Corporate Secretary since 1999. Prior to joining Table Trac, Mr. Siqveland was an investment advisor with Summit Investment and venture capitalist with Property Growth Company for 25 years, providing “seed capital” and management to over 30 companies.

Mr. Siqveland has been a director at Table Trac from 1999 through 2011.

Steven A. Browne	60	Director, Chairman of the Board

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

Mr. Browne has been a director at Table Trac since December 2010.

Louis Fornetti	66	Director, Chair of the Audit Committee

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

NO INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

During the past ten years, no officer, or director of the Company has been:

•	involved in any petition under the federal bankruptcy laws or any state insolvency law that was filed by or against, or a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years, or any corporation or business association of which he was an executive officer at or within two years within the date of this report;

•	convicted in a criminal proceeding or a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

•	the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities: (1) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity; (2) engaging in any type of business practice; or (3) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

•	the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in subsection (3) of the immediately preceding item listed above, or to be associated with persons engaged in any such activity;

•	found by a court of competent jurisdiction in a civil action or by the SEC to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated;

•	found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

•	the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (1) any federal or state securities or commodities law or regulation; or (2) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (3) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•	the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

AUDIT COMMITTEE FINANCIAL EXPERT

The Board of Directors has determined that at least one member of the Audit Committee, Mr. Louis Fornetti, is an “audit committee financial expert” as that term is defined in Regulation S-K promulgated under the Exchange Act. Mr. Fornetti’s relevant experience is detailed above. Mr. Fornetti qualifies as an “independent director,” as such term is defined in Section 5605(a)(2) of the Nasdaq Listing Rules, and meets the criteria for independence set forth in Rule 10A-3(b)(1) under the Exchange Act. The Board of Directors has determined each member of the Audit Committee is able to read and understand fundamental financial statements and that at least one member of the Audit Committee, Mr. Fornetti, has past experience in finance or accounting matters.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers, directors and persons considered to be beneficial owners of more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission and Nasdaq. Officers, directors and greater-than-ten-percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company by its officers and directors, or the Company’s actual knowledge of transactions involving such officers and directors, the Company believes that all such filings were filed on a timely basis for fiscal year 2015, other than the Form 4 filed by Brian Hinchley, filed on August 27, 2015 to report one transaction (the due date for which was August 24, 2015), and the Form 4 filed by Steven Browne, filed on August 31, 2015 to report one transaction (the due date for which was August 24, 2015).

Item 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth the cash and non-cash compensation for awarded to or earned by: (i) each individual who served as the principal executive officer and principal financial officer of Table Trac during the year ended December 31, 2015; and (ii) each other individual that served as an executive officer of Table Trac at the conclusion of the year ended December 31, 2015 and who received more than $100,000 in the form of salary and bonus during such fiscal year. For purposes of this report, these individuals are collectively the “named executives” of the Company.

Name, Principal Position		Salary	Stock Awards	Stock Option Awards	Total
Chad Hoehne,	2015	$234,021	$0	$0	$234,021
President	2014	246,374	0	0	246,374
Glenn Goulet,	2015	0	0	0	0
Former CEO	2014	227,329	0	0	227,329
Brian Hinchley,	2015	157,664	11,974	0	169,638
CEO / CFO	2014	139,992	0	0	139,992

(1)	Mr. Goulet resigned from his role as Chief Executive Officer and a director in December 2014.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The Company had no stock awards outstanding at December 31, 2015 for any named executives. The Company had no options outstanding at December 31, 2015 for any named executives.

EMPLOYMENT AND CHANGE-IN-CONTROL AGREEMENTS

The Company does not currently have any employment or change-in-control agreements with any named executives or any other current members of our executive management.

As of the date of this Annual Report, Table Trac Inc. does not offer its executive employees any pension, annuity, profit sharing or similar benefit plans other than our insurance plan. Executive compensation is subject to change from time to time concurrent with our requirements and policies as established by the Board of Directors and its Compensation Committee.

COMPENSATION OF DIRECTORS

Name		Compensation	Stock Awards	Stock Option Awards	Total
Chad Hoehne	2015	$0	$0	$0	$0
Brian Hinchley (1)	2015	0	0	0	0
Steven Browne (2)	2015	14,100	8,850	0	22,950
Louis Fornetti (3)	2015	35,100	0	0	35,100
Gary Loebig (4)	2015	27,600	0	0	27,600

(1)	Mr. Hinchley joined the Board of Directors on December 15, 2014.
(2)	Mr. Browne joined the Board of Directors on December 16, 2010.
(3)	Mr. Fornetti joined the Board of Directors on June 15, 2011.
(4)	Mr. Loebig joined the Board of Directors on June 15, 2011.

Company directors are compensated on an annual award approved by the board and reimbursed for their actual expenses incurred in connection with attending board meetings or discharging their duties as directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of the close of business on March 24, 2016, we had outstanding one class of voting securities—common stock—of which there were 4,523,265 shares issued and outstanding. Each share of common stock is currently entitled to one vote on all matters put to a vote of our shareholders. The following table sets forth the number of common shares, and percentage of outstanding common shares, beneficially owned as of March 24, 2016, by:

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

	Common Shares	Percentage of
	Beneficially	Common
Name and Address	Owned (1)	Shares (1)
Chad Hoehne (2)	1,306,100	28.88%
Robert Siqveland (3)	206,500	4.57%
Brian Hinchley (4)	35,000	*
Steve A. Browne, Director (5)	76,500	1.69%
Louis Fornetti, Director (6)	21,000	*
Gary Loebig, Director (7)	15,000	*
All directors and officers as a group (8)	1,660,100	36.70%
Zeff Capital, LP (10)
1601 Broadway, 12th floor
New York, NY 10019	300,283	6.64%

* denotes less than one percent.

(1)	Beneficial ownership is determined in accordance with the rules of the SEC, and includes general voting power and/or investment power with respect to securities. Under the applicable SEC rules, each person’s beneficial ownership is calculated by dividing the total number of shares with respect to which they possess beneficial ownership by the total number of outstanding shares of the Company. In any case where an individual has beneficial ownership over securities that are not outstanding, but are issuable upon the exercise of options or warrants or similar rights within the next 60 days, that same number of shares is added to the denominator in the calculation described above. Because the calculation of each person’s beneficial ownership set forth in the “Percentage of Common Shares” column of the table may include shares that are not presently outstanding, the sum total of the percentages set forth in such column may exceed 100%.

(2)	Mr. Hoehne is the President and a director of the Company.

(3)	Mr. Siqveland is an officer of the Company and has served as a director.

(4)	Mr. Hinchley is an officer and a director of the Company.

(5)	Mr. Browne is a director of the Company.

(6)	Mr. Fornetti is a director of the Company.

(7)	Mr. Loebig is a director of the Company.

(8)	Consists of six persons: Messrs. Hoehne, Siqveland, Hinchley, Browne, Fornetti and Loebig.

(9)	Share figures reflected in the table are based on a January 15, 2016 report 13-D filing by Zeff Capital, LP Management LLC, which is the Company’s most recent and best available information relating to Zeff Capital’s ownership of Company common stock. Based on the referenced communication, voting and dispositive power with respect to these shares is exercised by Zeff Capital, LP.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm, during 2015, Boulay PLLP, billed for the following services:

2015
Audit fees, including quarterly review of Form 10-Q	$41,500
Tax fees	6,000
Audit-related fees	8,560
$56,060

The audit fees consisted of fees for the annual audit of the Company’s financial statements and the reviews of financial statements in quarterly reports on Form 10-Q.

Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. All services provided by the independent auditors during 2015 and the prior independent auditors for 2014 have been approved by the Audit Committee or Board of Directors.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

FINANCIAL STATEMENTS

Included herein at Part II, Item 8, are the Financial Statements and the Report of the Independent Registered Public Accounting Firm.

EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation, filed with the Nevada Secretary of State on June 2, 1995 (incorporated by reference to Exhibit 3 to the registrant’s registration statement on Form 10SB-12G filed on December 6, 1999).
3.2	Amendment to Articles of Incorporation, filed with the Nevada Secretary of State on January 26, 2013 (incorporated by reference to Exhibit 3.2 to the registrant’s annual report on Form 10-K filed on March 31, 2011).
3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to the registrant’s annual report on Form 10-K filed on March 31, 2011).
3.4	Amendment No. 1 to Bylaws dated March 9, 2016 (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed on March 15, 2016).
23.1	Consent of Baker Tilly Virchow Krause, LLP.
31	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
32	Certification pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2016

TABLE TRAC, INC.

/s/ Brian Hinchley
Brian Hinchley, Chief Executive Officer, Chief Financial Officer
(principal executive and principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DIRECTORS:

/s/ Steve Browne
Steve Browne, Director

/s/ Louis Fornetti
Louis Fornetti, Director

/s/ Gary Loebig
Gary Loebig, Director

/s/ Chad B. Hoehne
Chad B. Hoehne, Director

