Form 10-Q
period 2016-03-31
TABLE TRAC INC
filed 2016-05-16
CIK 1090396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016 or

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

As of May 10, 2016, the registrant had outstanding 4,525,265 shares of common stock, $.001 par value per share.

Table Trac, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TABLE TRAC, INC.

TABLE TRAC, INC.

CONDENSED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$361,922	$289,105
Accounts receivable, net of allowance for doubtful accounts of $185,397 at March 31, 2016 and December 31, 2015	2,008,458	2,494,930
Inventory	793,273	656,137
Prepaid expenses and other current assets	240,207	88,180
Income taxes receivable	68,101	68,101
TOTAL CURRENT ASSETS	3,471,961	3,596,453

LONG-TERM ASSETS
Patent, net	1,297	1,638
Property and equipment, net	49,257	54,534
Other long-term assets	1,392,704	1,289,786
Deferred tax asset	284,000	331,000
Long-term accounts receivable – financed contracts	2,164,180	1,569,285
TOTAL LONG-TERM ASSETS	3,891,438	3,246,243
TOTAL ASSETS	$7,363,399	$6,842,696

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$479,947	$413,235
Payroll liabilities	44,275	29,444
Current portion of note payable	7,096	7,096
Deferred revenue - short-term	27,610	37,810
Deferred tax liability	681,000	797,000
TOTAL CURRENT LIABILITIES	1,239,928	1,284,585

LONG-TERM LIABILITIES
Note payable, net of current portion	24,185	26,215
Deferred revenue - long-term	3,597,535	2,890,467
TOTAL LIABILITIES	4,861,648	4,201,267

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 25,000,000 shares authorized: 4,656,734 shares issued, and 4,530,765 and 4,533,265 shares outstanding at March 31, 2016 and December 31, 2015, respectively	4,532	4,534
Additional paid-in capital	1,806,144	1,806,526
Retained earnings	817,057	953,911
	2,627,733	2,764,971
Treasury stock, 125,969 shares (at cost) at March 31, 2016 and 123,469 at December 31, 2015, respectively	(125,982)	(123,542)
TOTAL STOCKHOLDERS’ EQUITY	2,501,751	2,641,429

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,363,399	$6,842,696

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2016	2015

Revenues	$939,371	$1,347,484
Cost of sales	99,586	400,524
Gross profit	839,785	946,960
Operating Expenses:
Selling, general and administrative	1,051,495	819,386
Income (loss) from operations	(211,710)	127,574
Loss on currency exchange	(13,694)	0
Interest income	19,550	7,588
Income (loss) before taxes	(205,854)	135,162
Income tax expense (benefit)	(69,000)	48,000
Net income (loss)	$(136,854)	$87,162

Net income (loss) per share - basic and diluted	$(0.03)	$0.02

Weighted-average shares outstanding - basic and diluted	4,525,710	4,660,109

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

CONDENSED STATEMENTS OF CASH FLOW (Unaudited)

	For the Three Months Ended March 31,
	2016	2015
OPERATING ACTIVITIES
Net income (loss)	$(136,854)	$87,162
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,618	1,061
Deferred income taxes	(69,000)	24,000
Stock issued for services	6,375	0
Changes in operating assets and liabilities:
Accounts receivable	(108,423)	(213,653)
Inventory	(137,136)	99,651
Prepaid expenses and other assets	(254,944)	32,581
Accounts payable and accrued expenses	66,712	93,955
Payroll liabilities	14,831	1,208
Deferred revenue	696,868	(139,315)
Income taxes receivable	0	(145,405)
Net cash provided by (used in) operating activities	84,047	(158,755)
INVESTING ACTIVITIES
Capital expenditures	0	(3,250)
Net cash used in investing activities	0	(3,250)
FINANCING ACTIVITIES
Payments on note payable	(2,030)	0
Repurchase of common stock	(9,200)	(88,993)
Net cash used in financing activities	(11,230)	(88,993)
NET INCREASE (DECREASE) IN CASH	72,817	(250,998)
CASH
Beginning of year	289,105	1,208,201
End of Period	$361,922	$957,203
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$0	$(150,000)

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Nature of Business and Summary of Significant Accounting Policies –

Basis of Presentation

The accompanying unaudited condensed financial statements of Table Trac, Inc. (the “Company,” or “Table Trac”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of March 31, 2016 and the statements of operations for the three months ended March 31, 2016 and 2015, and the statement of cash flows for the three months ending March 31, 2016 and 2015 are unaudited but include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Table Trac Annual Report on Form 10-K for the year ended December 31, 2015.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company uses estimates and assumptions in accounting for the following significant matters, among others: revenue recognition, realizability of accounts receivable, the valuation of deferred tax assets and liabilities, deferred revenue and costs, and other contingencies. Actual results could differ from those estimates.

Revenue Recognition

The Company derives revenues from the sales of systems, licenses and maintenance fees, and services, and rental agreements.

System Sales

Revenue from systems that have been demonstrated to meet customer specifications during installation is recognized when evidence of an arrangement exists, the product has been delivered, title and risk of loss have transferred to the customer and collection of the resulting receivable is reasonably assured. System sales, which are accounted for as multiple-element arrangements, include multiple products and/or services. For multiple-element arrangements, the Company allocates the revenue to each element based on the hierarchy of estimated selling price for the deliverables. The selling price for each deliverable will be based on vendor specific objective evidence (VSOE), Third Party Evidence (“TPE”) if VSOE is not available, or estimated selling price if neither VSOE nor TPE is available. The Company recognizes the associated revenue when all revenue recognition criteria have been met for each element. If there are contracts the Company does not have VSOE or TPE of all elements, the Company would follow the selling price hierarchy to allocate arrangement consideration.

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

Service revenue

Service revenue is recognized after the services are performed and collection of the resulting receivable is reasonably assured. The VSOE for service revenue is established based upon actual selling prices for the services.

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

Major Customers

The following tables summarize major customer information for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended March 31
	2016		2015
	% Sales	% AR	% Sales	% AR
A	8.3%	5.8%	51.6%	21.3%
B	2.6%	0.4%	1.8%	11.5%
C	6.0%	5.5%	4.1%	13.9%
D	10.1%	9.8%	7.0%	3.0%
E	17.8%	30.1%	0.0%	0.0%
All Others	55.2%	48.4%	35.5%	50.3%
Total	100.0%	100.0%	100.0%	100.0%

The Company does derive a portion of its revenue from foreign customers. For the three month periods ending March 31, 2016 and 2015, sales to customers in South America represent 16.8% and 11.7% of total sales, respectively.

Inventory

Inventory, consisting of finished goods, is stated at the lower of cost or market. The average cost method, which approximates the first in, first out method, is used to value inventory. Inventory is reviewed annually for the lower of cost or market and obsolescence. Any material cost found to be above market value or considered obsolete is written down accordingly. The inventory value as of March 31, 2016 was $793,273, which included work-in-process of $109,417. The Company had no obsolescence reserve at March 31, 2016 or December 31, 2015.

Research and Development

The Company expenses all costs related to research and development as incurred. Research and development expense was $3,865 and $11,282 for the three months ended March 31, 2016 and 2015, respectively. Research and development expenses are included in selling, general and administrative expenses on the statements of operations.

2.	Accounts Receivable –

Accounts receivable consisted of the following at:

	March 31, 2016	December 31, 2015
Accounts receivable under normal 30 day terms	$513,886	$664,938
Financed contracts:
Current portion of long-term	1,679,969	2,015,389
Long-term, net of current portion	2,164,180	1,569,285
Total accounts receivable	4,358,035	4,249,612
Less allowance for doubtful accounts	(185,397)	(185,397)
Accounts receivable, net	$4,172,638	$4,064,215
Presented on the balance sheet as:
Accounts receivable, net	$2,008,458	$2,494,930
Long-term accounts receivable - financed contracts	2,164,180	1,569,285

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

Accounts receivable includes financed contracts at March 31, 2016 and December 31, 2015 which are $3,844,149 and $3,584,674, respectively, with an offset accounting for deferred revenues on the balance sheets of $3,597,535 and $2,890,467, respectively.

A roll-forward of the Company’s allowance for doubtful accounts is as follows:

	March 31, 2016	December 31, 2015
Accounts receivable allowance, beginning of year	$185,397	$101,079
Provision adjustment during period	0	84,318
Write-off	0	0
Accounts receivable allowance, end of period	$185,397	$185,397

The allowance for doubtful accounts is $185,397 for the trade receivables and $0 for the financed contracts at both March 31, 2016 and December 31, 2015.

3.	Stockholders’ Equity –

Stock Repurchase Program

On December 23, 2014, the Company’s Board of Directors approved the repurchase of its outstanding shares of up to $100,000 of its common stock from private unsolicited sellers’ paper certificate blocks (non-street name) in the open market until September 30, 2015, which was subsequently extended by the Board of Directors. On March 17, 2015, the Company’s Board of Directors approved another repurchase of up to $75,000 for the same program. On September 4, 2015, the Company’s Board of Directors approved another repurchase of up to $50,000 for the same program. The remaining amount approved for repurchasing common stock is $23,955 as of March 31, 2016. Company insiders are prohibited from participating in the stock repurchase program. Since the beginning of the program, the Company has repurchased 213,969 shares at an average price of $.94 per share through March 31, 2016.

During the three month period ended March 31, 2016, the Company repurchased 10,000 shares for approximately $9,200 at an average price of $.92 per share for its treasury. In March 2016, the Company issued 7,500 shares at a price of $.85 per share from its treasury to a director, for services rendered during the period July 1, 2015 through December 31, 2015, for a total expense of $6,375. As of March 31, 2016, the Company holds 125,969 common shares in treasury for future employee issuances for potential bonuses. Such common shares in treasury include shares repurchased pursuant to the stock repurchase program.

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

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Based on its evaluation, the Company believes that it has no significant unrecognized tax positions. The Company’s evaluation was performed for the tax years ended December 31, 2012 through 2015, which are the tax years that remain subject to examination by major tax jurisdictions as of March 31, 2016. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

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

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted loss per share for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended March 31,
	2016	2015
Basic and diluted earnings per share calculation:
Net income (loss) to common stockholders	$(136,854)	$87,162
Weighted average number of common shares outstanding	4,525,710	4,660,109
Basic and diluted net income (loss) per share	$(0.03)	$0.02

The Company has no common stock equivalents outstanding as of March 31, 2016 or March 31, 2015.

6.	Foreign Currency Exchange Rate Risk

The Company is exposed to foreign currency risks that arise from some of its foreign customers in Colombia, transacted in Colombia Pesos. In addition, exchange rate fluctuations may cause our international results to fluctuate when translated into U.S. dollars. These risks may change over time as business practices evolve and could have an impact on the Company’s financial results in the future due to the long term nature of the Company’s accounts receivable in Colombia, which totaled approximately $411,000 at March 31, 2016. The Company monitors its risk associated with the volatility of certain foreign currencies against the U.S. dollar.

7.	Commitment and Contingencies

During 2015, the Company entered into an agreement with a contractor to design and execute on a sales and marketing strategy for the Company in key Latin American and Caribbean gaming jurisdictions. The agreement expires July 14, 2016 unless terminated earlier in accordance with the terms of the Agreement. The remaining commitment as of March 31, 2016 is approximately $22,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below should be read in conjunction with our audited financial statements, and notes thereto, contained in our Form 10-K filed with the SEC on March 30, 2016 relating to our year ended December 31, 2015.

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

The Company sells systems and technical support to casinos. The open architecture of the Table Trac system is designed to provide operators with a scalable and flexible system that can interconnect and operate with most third-party software or hardware. Key products and services include modules designed to drive player tracking programs and kiosk promotions, as well as vault and cage controls. The Company’s systems are designed to meet strict auditing, accounting and regulatory requirements applicable to the gaming industry. The Company has developed a patented, real-time system that automates and monitors the operations of casino gaming tables. The Company continues to increase its market share by expanding its product offerings to include new system features, and ancillary products.

During the first quarter of 2016, the Company delivered three casino management systems with an aggregate value of approximately $864,000, and was in the process of delivering two additional systems to new customers. Approximately $695,000 of the revenue for the delivered product will be recognized in future periods, since a substantial amount is not due within 12 months, and will build on the current recurring monthly revenues of the Company. At the end of the quarter, the Company had casino management systems, table games management systems and ancillary products installed with on-going support and maintenance contracts at 74 casinos worldwide. In addition, the Company signed four contracts during the first quarter with a total value of approximately $1,738,000 for product delivery scheduled for the second quarter of 2016. Some revenue from some of these contracts will be recognized immediately, while some will be recognized in future quarters.

Discussion of Critical Accounting Policies

There were no changes to our accounting policies for the quarter. For our existing policies, see Note 1 in our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015.

Results of Operations - Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

During the three months ended March 31, 2016, loss from operations was $211,710 compared to income from operations of $127,574 for the three months ended March 31, 2015. The major components of revenues, cost of sales and selling, general and administrative expenses, and the reasons for changes in each, are discussed below.

Revenues

Revenues totaled $939,371 for the three months ended March 31, 2016 compared to $1,347,484 for the three months ended March 31, 2015.  The following table summarizes our revenues for the three months ended March 31, 2016 and 2015, respectively:

	Three Months Ended March 31,
	2016	2015	2016	2015
			(percent of revenues)
System sales	$463,605	$961,399	49.4%	71.3%
License and maintenance fees	463,653	377,217	49.4%	28.0%
Other sales	12,113	8,868	1.3%	17.0%
Total revenues	$939,371	$1,347,484	100.0%	100.0%

During the three months ended March 31, 2016, the Company delivered three systems. The revenue for all three systems was deferred, and will be recognized in future periods, since a substantial amount is not due within 12 months. During the same period in 2015, the Company delivered one larger system, of which the revenues were recognized immediately.

Cost of Sales

Cost of sales for the three months ended March 31, 2016 decreased to $99,586 from $400,524 for the three months ended March 31, 2015.  The following table summarizes our cost of sales for the three months ended March 31, 2016 and 2015, respectively:

	Three Months Ended March 31,
	2016	2015	2016	2015
			(percent of revenues)
System sales	$71,823	$352,549	7.6%	26.2%
License and maintenance fees	25,886	44,723	2.8%	3.3%
Other sales	1,877	3,252	0.2%	0.2%
Total cost of sales	$99,586	$400,524	10.6%	29.7%

Gross profit	$839,785	$946,960	89.4%	70.3%

The Company's gross profit was 89.4% and 70.3% for the three months ended March 31, 2016 and 2015, respectively. This increase is primarily due to the mix of hardware sold with the systems. The increase is also attributable to the increase of maintenance revenue, which generally has a higher margin, and the reduced role of a contractor as compared to the same period in 2015.

Selling, General and Administrative Expenses

For the three months ended March 31, 2016, selling, general and administrative expenses were $1,051,495 compared to $819,386 for the same period in 2015.  Most of the change in operating expenses is related to the costs of the process of attaining state licenses during the first quarter of 2016.

Interest Income

For the three months ended March 31, 2016, interest income was $19,550 compared to $7,588 for the same period in 2015.  This increase is primarily related to the interest earned on recently signed contracts that have financed payment plans.

Tax Provision

The income tax benefit for the three months ended March 31, 2016 was $69,000, which was calculated at a 33.5% effective rate, compared to an income tax expense of $48,000 for the same period in 2015, which was calculated at a 35.5% effective rate.

Net Income (Loss)

Loss before taxes for the three months ended March 31, 2016, was $205,854 compared to income before taxes of $135,162 for the same period in 2015. Net loss for the three months ended March 31, 2016 was $136,854 compared to net income of $87,162 for the same period in 2015. The basic loss per share was $0.03 compared to earnings per share of $0.02 for the three months ended March 31, 2016 and 2015, respectively.

Backlog

The Company’s backlog generally consists of incomplete system installations and expansion of offerings for currently installed and supported systems.

The Company had four projects in its backlog at March 31, 2016.

The Company is currently serving gaming establishments in eleven U.S. states, as well as countries in Central and South America, and the Caribbean. The Company aims to pursue opportunities and strategic partnerships.

Liquidity and Capital Resources

At March 31, 2016, the Company had cash of $361,922 compared to cash of $957,203 on March 31, 2015. The decrease in cash flows is related primarily to the net loss from operations and repurchases of common stock.

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

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of March 31, 2016.

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

As of March 31, 2016, our Chief Executive Officer / Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. As a result of the material weakness in internal control over financial reporting identified and described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2015, our Chief Executive Officer / Chief Financial Officer concluded our disclosure controls and procedures were not effective as of March 31, 2016.

Remediation Plan for Material Weakness in Internal Control over Financial Reporting

We have improved our procedures related to the period end financial reporting and designed more effective controls to remediate the material weakness described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2015. Specifically, management has implemented new controls related to the financial reporting of a contractor in Colombia that were previously missing. We believe these measures will strengthen our internal controls over financial reporting and should prevent a reoccurrence of the material weakness described in Item 9A of our Annual report on form 10-K for the year ended December 31, 2016.

Changes in Internal Control over Financial Reporting

Other than the actions taken under Remediation Plan for Material Weakness in Internal Control over Financial Reporting discussed above, there has been no change in our internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Company Repurchases of Registered Common Stock

The Company made the following repurchases of registered common stock during the period covered by this report:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Jan-16	10,000	$0.92	213,969
Feb-16	0		213,969
Mar-16	0		213,969	(a)

(a) Maximum number of shares that may yet be purchased is determined by average price per share and amounts approved by the Company's Board of Directors for the repurchase program. In addition, in the future, the Company's Board of Directors may increase or extend its authorization of the stock repurchase program.

On December 23, 2014, the Company’s Board of Directors approved the repurchase of its outstanding shares of up to $100,000 of its common stock from private unsolicited sellers’ paper certificate blocks (non-street name) in the open market until September 30, 2015, which was subsequently extended by the Board of Directors. On March 17, 2015, the Company’s Board of Directors approved another repurchase of up to $75,000 for the same program. On September 4, 2015, the Company’s Board of Directors approved another repurchase of up to $50,000 for the same program. The remaining amount approved for repurchasing common stock is $23,955 as of March 31, 2016. Company insiders are prohibited from participating in the stock repurchase program.

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

Dated: May 16, 2016	Table Trac, Inc.
(Registrant)

	By:	/s/ Brian Hinchley
Brian Hinchley
(Principal Executive Officer and Principal Financial and Accounting Officer)

- 16 -