Form 10-Q
period 2016-06-30
TABLE TRAC INC
filed 2016-08-11
CIK 1090396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016 or

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

As of August 11, 2016, the registrant had outstanding 4,510,265 shares of common stock, $.001 par value per share.

Table Trac, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TABLE TRAC, INC.

TABLE TRAC, INC.

CONDENSED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$36,238	$289,105
Accounts receivable, net of allowance for doubtful accounts of $185,397 at June 30, 2016 and December 31, 2015	2,772,011	2,494,930
Inventory	871,695	656,137
Prepaid expenses and other current assets	125,597	88,180
Income taxes receivable	68,101	68,101
TOTAL CURRENT ASSETS	3,873,642	3,596,453

LONG-TERM ASSETS
Patent, net	956	1,638
Property and equipment, net	43,980	54,534
Other long-term assets	1,516,073	1,289,786
Deferred tax asset	337,000	331,000
Long-term accounts receivable – financed contracts	2,506,919	1,569,285
TOTAL LONG-TERM ASSETS	4,404,928	3,246,243
TOTAL ASSETS	$8,278,570	$6,842,696

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$689,856	$413,235
Payroll liabilities	40,560	29,444
Current portion of note payable	7,096	7,096
Deferred revenue - short-term	15,410	37,810
Deferred tax liability	847,000	797,000
TOTAL CURRENT LIABILITIES	1,599,922	1,284,585

LONG-TERM LIABILITIES
Note payable, net of current portion	22,832	26,215
Deferred revenue - long-term	3,949,364	2,890,467
TOTAL LIABILITIES	5,572,118	4,201,267

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 25,000,000 shares authorized: 4,656,734 shares issued, and 4,520,265 and 4,533,265 shares outstanding at June 30, 2016 and December 31, 2015, respectively	4,521	4,534
Additional paid-in capital	1,806,143	1,806,526
Retained earnings	1,032,209	953,911
	2,842,873	2,764,971
Treasury stock, 136,469 shares (at cost) at June 30, 2016 and 123,469 at December 31, 2015	(136,421)	(123,542)
TOTAL STOCKHOLDERS’ EQUITY	2,706,452	2,641,429

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,278,570	$6,842,696

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Revenues	$1,921,800	$726,135	$2,861,171	$2,073,619
Cost of sales	658,899	250,322	758,486	650,846
Gross profit	1,262,901	475,813	2,102,685	1,422,773
Operating Expenses:
Selling, general and administrative	954,488	795,011	2,006,035	1,614,397
Income (loss) from operations	308,413	(319,198)	96,650	(191,624)
Loss on currency exchange	(3,060)	0	(16,754)	0
Interest income	22,851	9,416	42,402	17,004
Income (loss) before taxes	328,204	(309,782)	122,298	(174,620)
Income tax expense (benefit)	113,000	(115,000)	44,000	(67,000)
Net income (loss)	$215,204	$(194,782)	$78,298	$(107,620)

Net income (loss) per share - basic and diluted	$0.05	$(0.04)	$0.02	$(0.02)

Weighted-average shares outstanding - basic and diluted	4,525,457	4,614,517	4,525,584	4,637,187

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

CONDENSED STATEMENTS OF CASH FLOW (Unaudited)

	For the Six Months Ended June 30,
	2016	2015

OPERATING ACTIVITIES
Net income (loss)	$78,298	$(107,620)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,236	3,087
Deferred income taxes	44,000	(59,947)
Stock issued for services	6,375	0
Changes in operating assets and liabilities:
Accounts receivable	(1,214,715)	(1,605,372)
Inventory	(215,558)	56,345
Prepaid expenses and other assets	(263,704)	(422,224)
Accounts payable and accrued expenses	276,621	282,065
Payroll liabilities	11,116	16,881
Deferred revenue	1,036,497	1,540,028
Income taxes receivable / payable	0	(176,458)
Net cash used in operating activities	(229,834)	(473,215)
INVESTING ACTIVITIES
Capital expenditures	0	(17,207)
Net cash used in investing activities	0	(17,207)
FINANCING ACTIVITIES
Payments on note payable	(3,383)	0
Repurchase of common stock	(19,650)	(116,494)
Net cash used in financing activities	(23,033)	(116,494)

NET DECREASE IN CASH	(252,867)	(606,916)

CASH
Beginning of year	289,105	1,208,201
End of Period	$36,238	$601,285

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$0	$(150,000)

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Nature of Business and Summary of Significant Accounting Policies –

Basis of Presentation

The accompanying unaudited condensed financial statements of Table Trac, Inc. (the “Company,” or “Table Trac”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of June 30, 2016 and the statements of operations for the three and six months ended June 30, 2016 and 2015, and the statement of cash flows for the six months ending June 30, 2016 and 2015 are unaudited but include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Table Trac Annual Report on Form 10-K for the year ended December 31, 2015.

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

Deferred System Sales Costs

Deferred system sales costs consist of installed system costs incurred on participation-based contracts. These costs are recognized on a straight-line basis over the term of the contract which is generally 18-48 months beginning when revenues are generated. At the end of the contract period, the customer will usually receive title to the system. These costs are included in other long-term assets on the balance sheet and are $1,514,014 as of June 30, 2016.

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

Major Customers

The following tables summarize major customer information for the six months ended June 30, 2016 and 2015:

	For the Six Months Ended June 30
	2016		2015
	% Revenues	% AR	% Revenues	% AR
A	5.8%	2.4%	37.1%	14.6%
B	6.1%	7.7%	9.6%	3.6%
C	11.2%	21.2%	1.5%	36.9%
D	0.3%	0.0%	4.6%	2.0%
E	27.3%	11.0%	0.0%	0.0%
All Others	49.3%	57.7%	47.2%	42.9%
Total	100.0%	100.0%	100.0%	100.0%

The Company derives a portion of its revenue from foreign customers. For the six month period ending June 30, 2016 and 2015, sales to customers in South America represent 8.0% and 5.9% of total revenues, respectively.

	For the Three Months Ended June 30
	2016	2015
	% Revenues	% Revenues
A	4.6%	10.2%
B	4.1%	14.4%
C	7.6%	4.4%
D	0.2%	13.0%
E	40.7%	0.0%
All Others	42.8%	58.0%
Total	100.0%	100.0%

For the three month period ending June 30, 2016 and 2015, sales to customers in South America represent 5.2% and 8.3% of total revenues, respectively.

Inventory

Inventory, consisting of finished goods, is stated at the lower of cost or market. The average cost method, which approximates the first in, first out method, is used to value inventory. Inventory is reviewed annually for the lower of cost or market and obsolescence. Any material cost found to be above market value or considered obsolete is written down accordingly. The inventory value as of June 30, 2016 was $871,695, which included work-in-process of $174,738. The Company had no obsolescence reserve at June 30, 2016 or December 31, 2015.

Research and Development

The Company expenses all costs related to research and development as incurred. Research and development expense was $18,274 and $1,278 for the three months ended June 30, 2016 and 2015, and $22,139 and $12,559 for the six months ended June 30, 2016 and 2015, respectively. Research and development expenses are included in selling, general and administrative expenses on the statements of operations.

2.	Accounts Receivable –

Accounts receivable consisted of the following at:

	June 30, 2016	December 31, 2015
Accounts receivable under normal 30 day terms	$701,659	$664,938
Financed contracts:
Current portion of long-term	2,255,749	2,015,389
Long-term, net of current portion	2,506,919	1,569,285
Total accounts receivable	5,464,327	4,249,612
Less allowance for doubtful accounts	(185,397)	(185,397)
Accounts receivable, net	$5,278,930	$4,064,215
Presented on the balance sheet as:
Accounts receivable, net	$2,772,011	$2,494,930
Long-term accounts receivable - financed contracts	2,506,919	1,569,285

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

Accounts receivable includes financed contracts at June 30, 2016 and December 31, 2015 which are $4,762,668 and $3,584,674, respectively, offset by deferred revenues on the balance sheets of $3,949,364 and $2,890,467, respectively.

A roll-forward of the Company’s allowance for doubtful accounts is as follows:

	June 30, 2016	December 31, 2015
Accounts receivable allowance, beginning of year	$185,397	$101,079
Provision adjustment during period	0	84,318
Write-off	0	0
Accounts receivable allowance, end of period	$185,397	$185,397

The allowance for doubtful accounts is $185,397 for the trade receivables and $0 for the financed contracts at both June 30, 2016 and December 31, 2015.

3.	Stockholders’ Equity –

Stock Repurchase Program

On December 23, 2014, the Company’s Board of Directors approved the repurchase of its outstanding shares of up to $100,000 of its common stock from private unsolicited sellers’ paper certificate blocks (non-street name) in the open market until September 30, 2015, which was subsequently extended by the Board of Directors. On March 17, 2015, the Company’s Board of Directors approved another repurchase of up to $75,000 for the same program. On September 4, 2015, the Company’s Board of Directors approved another repurchase of up to $50,000 for the same program. The remaining amount approved for repurchasing common stock is $13,505 as of June 30, 2016. Company insiders are prohibited from participating in the stock repurchase program. Since the beginning of the program, the Company has repurchased 224,469 shares at an average price of $.94 per share through June 30, 2016.

During the six month period ended June 30, 2016, the Company repurchased 20,500 shares totaling $19,650 at an average price of $.96 per share for its treasury. In March 2016, the Company issued 7,500 shares at a price of $.85 per share from its treasury to a director, for services rendered during the period July 1, 2015 through December 31, 2015, for a total expense of $6,375. As of June 30, 2016, the Company holds 136,469 common shares in treasury for future employee issuances for potential bonuses. Such common shares in treasury include shares repurchased pursuant to the stock repurchase program.

4.	Income Tax -

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

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Based on its evaluation, the Company believes that it has no significant unrecognized tax positions. The Company’s evaluation was performed for the tax years ended December 31, 2012 through 2015, which are the tax years that remain subject to examination by major tax jurisdictions as of June 30, 2016. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

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

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted loss per share for the six months ended June 30, 2016 and 2015:

	For the Six Months Ended June 30,
	2016	2015
Basic and diluted earnings per share calculation:
Net income (loss) to common stockholders	$78,298	$(107,620)
Weighted average number of common shares outstanding	4,525,584	4,637,187
Basic and diluted net income (loss) per share	$0.02	$(0.02)

The Company had no common stock equivalents outstanding for the period ending June 30, 2016 or June 30, 2015.

6.	Foreign Currency Exchange Rate Risk

The Company is exposed to foreign currency risks that arise from some of its foreign customers in Colombia, transacted in Colombia Pesos. In addition, exchange rate fluctuations may cause our international results to fluctuate when translated into U.S. dollars. These risks may change over time as business practices evolve and could have an impact on the Company’s financial results in the future due to the long term nature of the Company’s accounts receivable in Colombia, which totaled approximately $405,000 at June 30, 2016. The Company monitors its risk associated with the volatility of certain foreign currencies against the U.S. dollar.

7.	Commitment and Contingencies

During 2015, the Company entered into an agreement with a contractor to design and execute on a sales and marketing strategy for the Company in key Latin American and Caribbean gaming jurisdictions. The agreement expires July 14, 2016 unless terminated earlier in accordance with the terms of the Agreement. The remaining commitment as of June 30, 2016 is approximately $3,000 and the Company is currently in the process of renewing the Agreement under similar terms.

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

The Company sells systems and technical support to casinos. The open architecture of the Table Trac system is designed to provide operators with a scalable and flexible system that can interconnect and operate with most third-party software or hardware. Key products and services include modules designed to drive player tracking programs and kiosk promotions, as well as vault and cage controls. The Company’s systems are designed to meet strict auditing, accounting and regulatory requirements applicable to the gaming industry. The Company has developed a patented, real-time system that automates and monitors the operations of casino gaming tables. The Company continues to increase its market share by expanding its product offerings to include new system features, ancillary products, and plans to pursue opportunities and strategic partnerships.

During the second quarter of 2016, the Company delivered five casino management systems with an aggregate value of approximately $1,853,000, and was in the process of delivering one additional system to a new customer. Approximately $867,000 of the revenue for the delivered product will be recognized in future periods, since a substantial amount is not due within 12 months, and will build on the recurring monthly revenues of the Company. At the end of the quarter, the Company had casino management systems, table games management systems and ancillary products installed with on-going support and maintenance contracts at 79 establishments in twelve U.S. states, as well as countries in Central and South America, and the Caribbean. In addition, the Company signed two contracts during the second quarter with a total value of approximately $732,000 for product delivery scheduled in the third quarter of 2016, which the revenues will be recognized in future quarters.

Discussion of Critical Accounting Policies

There were no changes to our accounting policies for the quarter. For our existing policies, see Note 1 in our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015.

Results of Operations - Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

During the three months ended June 30, 2016, income from operations was $308,413 compared to a loss from operations of $319,198 for the three months ended June 30, 2015. The major components of revenues, cost of sales and selling, general and administrative expenses, and the reasons for changes in each, are discussed below.

Revenues

Revenues totaled $1,921,800 for the three months ended June 30, 2016 compared to $726,135 for the three months ended June 30, 2015.  The following table summarizes our revenues for the three months ended June 30, 2016 and 2015, respectively:

	Three Months Ended June 30,
	2016	2015	2016	2015
			(percent of revenues)
System sales	$1,378,882	$312,384	71.7%	43.0%
License and maintenance fees	499,020	404,212	26.0%	55.7%
Other sales	43,898	9,539	2.3%	17.0%
Total revenues	$1,921,800	$726,135	100.0%	100.0%

During the three months ended June 30, 2016, the Company delivered five systems. The revenue for two of the systems was deferred, and will be recognized in future periods, since a substantial amount is not due within 12 months. During the same period in 2015, the Company delivered one system domestically and additional systems in South America. Most of the revenue was deferred for each of those systems delivered.

Cost of Sales

Cost of sales for the three months ended June 30, 2016 increased to $658,899 from $250,322 for the three months ended June 30, 2015.  The following table summarizes our cost of sales for the three months ended June 30, 2016 and 2015, respectively:

	Three Months Ended June 30,
	2016	2015	2016	2015
			(percent of revenues)
System sales	$612,683	$221,491	31.9%	30.5%
License and maintenance fees	26,711	22,068	1.4%	3.0%
Other sales	19,505	6,763	1.0%	0.9%
Total cost of sales	$658,899	$250,322	34.3%	34.5%

Gross profit	$1,262,901	$475,813	65.7%	65.5%

The Company's gross profit was 65.7% and 65.5% for the three months ended June 30, 2016 and 2015, respectively and is primarily due to the consistent mix of hardware sold with the systems.

Selling, General and Administrative Expenses

For the three months ended June 30, 2016, selling, general and administrative expenses were $954,488 compared to $795,011 for the same period in 2015.  Most of the change in operating expenses is related to the costs of the process of attaining state licenses during the second quarter of 2016.

Interest Income

For the three months ended June 30, 2016, interest income was $22,851 compared to $9,416 for the same period in 2015.  This increase is primarily related to the interest earned on recently signed contracts that have financed payment plans.

Tax Provision

The income tax expense for the three months ended June 30, 2016 was $113,000, which was calculated at a 34.4% effective rate, compared to an income tax benefit of $115,000 for the same period in 2015, which was calculated at a 37.1% effective rate.

Net Income (Loss)

Net income before taxes for the three months ended June 30, 2016, was $328,204 compared to loss before taxes of $309,782 for the same period in 2015. Net Income for the three months ended June 30, 2016 was $215,204 compared to a net loss of $194,782 for the same period in 2015. The basic income per share was $0.05 compared to loss per share of $0.04 for the three months ended June 30, 2016 and 2015, respectively.

Results of Operations - Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

During the six months ended June 30, 2016, income from operations was $96,650 compared to a loss from operations of $191,624 for the six months ended June 30, 2015. The major components of revenues, cost of sales and selling, general and administrative expenses are discussed below.

Revenues

Revenues for the six months ended June 30, 2016 increased to $2,861,171 from $2,073,619 for the six months ended June 30, 2015.  The following table summarizes our revenues for the six months ended June 30, 2016 and 2015, respectively:

	Six Months Ended June 30,
	2016	2015	2016	2015
			(percent of revenues)
System sales	$1,842,487	$1,273,783	64.4%	61.4%
License and maintenance fees	962,673	781,429	33.6%	37.7%
Other sales	56,011	18,407	2.0%	17.0%
Total revenues	$2,861,171	$2,073,619	100.0%	100.0%

During the six months ended June 30, 2016, the Company delivered eight systems. Most of the revenue for five of the installations was deferred, and will be recurring in future periods, since a substantial amount is not due within 12 months. During the same period in 2015, three systems were delivered with most of the revenue deferred to future periods. Other sales, which include third party products, increased over 2015 as a result of hardware items ordered by existing customers during the six months ended June 30, 2016.

Cost of Sales

Cost of sales for the six months ended June 30, 2016 increased to $758,486 from $650,846 for the six months ended June 30, 2015.  The following table summarizes our cost of sales for the six months ended June 30, 2016 and 2015, respectively:

	Six Months Ended June 30,
	2016	2015	2016	2015
			(percent of revenues)
System sales	$685,063	$598,068	23.9%	28.8%
License and maintenance fees	52,597	44,136	1.8%	2.1%
Other sales	20,826	8,642	0.7%	0.4%
Total cost of sales	$758,486	$650,846	26.5%	31.4%

Gross profit	$2,102,685	$1,422,773	73.5%	68.6%

The Company's gross profit was 73.5% and 68.6% for the six months ended June 30, 2016 and 2015, respectively. This increase is primarily due to the mix of hardware sold with our systems.

Selling, General and Administrative Expenses

For the six months ended June 30, 2016, selling, general and administrative expenses were $2,006,035 compared to $1,614,397 for the same period in 2015.  Our most significant changes in operating expenses are related to the process of attaining state licenses during the first six months of 2016.

Interest Income

For the six months ended June 30, 2016, interest income was $42,402 compared to $17,004 for the same period in 2015.  This increase is primarily related to more contracts financed through the Company in 2016 compared to the same period in 2015.

Tax Provision

The income tax expense for the six months ended June 30, 2016 was $44,000, which was calculated at a 36.0% effective rate, compared to a benefit of $67,000 for the same period in 2015, which was calculated at a 38.4% effective rate.

Net Income (Loss)

Income before taxes for the six months ended June 30, 2016, was $122,298 compared to a loss before taxes of $174,620 for same period in 2015. Net income for the six months ended June 30, 2016 was $78,298 compared to a net loss of $107,620 for the same period in 2015. The basic income per share was $0.02 compared to a loss per share of $0.02 for the six months ended June 30, 2016 and 2015, respectively.

Backlog

The Company’s backlog generally consists of incomplete system installations and expansion of offerings for currently installed and supported systems.

The Company had two projects in its backlog at June 30, 2016.

Liquidity and Capital Resources

At June 30, 2016, the Company had cash of $36,238 compared to cash of $601,285 on June 30, 2015. The decrease in cash flows is related primarily to the number of contracts that are financed through the Company, increased inventory purchase, and repurchases of stock.

We do not know of any trends, events or uncertainties that are likely to have a material impact on our short or long-term liquidity or our capital resources. We expect that our primary source of liquidity in both the short and long-term will be system sales and the resulting license and maintenance fees generated from existing systems. We anticipate we will be able to manage expenses and cash flow in order to satisfy our monthly expense obligations with cash flow from operations. We believe the Company has adequate cash flows for at least the next 12 months to meet its obligations and continue operations for both existing and future customers as well as ongoing sales efforts and product development.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of June 30, 2016.

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

As of June 30, 2016, our Chief Executive Officer / Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer / Chief Financial Officer concluded our disclosure controls and procedures were effective as of June 30, 2016.

Remediation of Material Weakness in Internal Control over Financial Reporting

We have improved our procedures related to the period end financial reporting and designed more effective controls to remediate the material weakness described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2015. Specifically, management has implemented new controls related to the financial reporting of a contractor in Colombia that were previously missing. We believe these measures have strengthened our internal controls over financial reporting and should prevent a reoccurrence of the material weakness described in Item 9A of our Annual report on form 10-K for the year ended December 31, 2016.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Company Repurchases of Registered Common Stock

The Company made the following repurchases of registered common stock during the period covered by this report:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Apr-16	5,500	$0.99	219,469
May-16	0		219,469
Jun-16	5,000	$1.00	224,469	(a)

(a) Maximum number of shares that may yet be purchased is determined by average price per share and amounts approved by the Company's Board of Directors for the repurchase program. In addition, in the future, the Company's Board of Directors may increase or extend its authorization of the stock repurchase program.

On December 23, 2014, the Company’s Board of Directors approved the repurchase of its outstanding shares of up to $100,000 of its common stock from private unsolicited sellers’ paper certificate blocks (non-street name) in the open market until September 30, 2015, which was subsequently extended by the Board of Directors. On March 17, 2015, the Company’s Board of Directors approved another repurchase of up to $75,000 for the same program. On September 4, 2015, the Company’s Board of Directors approved another repurchase of up to $50,000 for the same program. The remaining amount approved for repurchasing common stock is $13,505 as of June 30, 2016. Company insiders are prohibited from participating in the stock repurchase program.

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

Dated: August 11, 2016	Table Trac, Inc.
(Registrant)

	By:	/s/ Brian Hinchley
Brian Hinchley (Principal Executive Officer and Principal Financial and Accounting Officer)

- 17 -