Form 10-K/A
period 2015-12-31
TABLE TRAC INC
filed 2016-09-23
CIK 1090396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

As of September 23, 2016, the Company had outstanding 4,504,465 shares of common stock, $0.001 par value.

DOCUMENTS INCORPORATED IN PART BY REFERENCE

None.

EXPLANATORY NOTE

Table Trac, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K (this “Form 10-K/A”) to amend and restate Part II, Item 9A of its previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the Securities and Exchange Commission (“SEC”) on March 30, 2016 (the “Original Form 10-K”), to include management’s assessment of internal control over financial reporting.

Except as noted above, this Form 10-K/A does not update or modify any disclosures in or reflect any events occurring after the filing of the Original Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the Original Form 10-K.

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

As of December 31, 2015, the Company’s management carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, it was concluded the disclosure controls and procedures were not effective as of December 31, 2015 as a result of the material weakness identified below.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(e) and 15d-15(f) of the Exchange Act. The Company has designed internal controls to provide reasonable, but not absolute, assurance that financial statements are prepared in accordance with U.S. GAAP. The Company assesses the effectiveness of internal controls based on the criteria set forth in the 2013 Internal Control - Integrated Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that our internal control over financial reporting was not effective as of December 31, 2015.

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

In connection with the assessment described above, management identified the following control deficiency that represents a material weakness at December 31, 2015.  The Company entered into an agreement with a contractor in Colombia to transact business in that country during 2015.  As that relationship evolved, management became aware that some controls over the period-end financial reporting were missing.  Management has taken steps to implement new controls in order to remediate this weakness, but those controls were not in place as of December 31, 2015.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

FINANCIAL STATEMENTS

Included at Part II, Item 8, of the Original 10-K are the Financial Statements and the Report of the Independent Registered Public Accounting Firm.

EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation, filed with the Nevada Secretary of State on June 2, 1995 (incorporated by reference to Exhibit 3 to the registrant’s registration statement on Form 10SB-12G filed on December 6, 1999).

3.2	Amendment to Articles of Incorporation, filed with the Nevada Secretary of State on January 26, 2013 (incorporated by reference to Exhibit 3.2 to the registrant’s annual report on Form 10-K filed on March 31, 2011).

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to the registrant’s annual report on Form 10-K filed on March 31, 2011).

3.4	Amendment No. 1 to Bylaws dated March 9, 2016 (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed on March 15, 2016).

23.1	Consent of Baker Tilly Virchow Krause, LLP.*

31	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).

32	Certification pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* These exhibits were filed together with the Original 10-K and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 23, 2016

TABLE TRAC, INC.

/s/ Brian Hinchley
Brian Hinchley, Chief Executive Officer, Chief Financial Officer
(principal executive and principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DIRECTORS:

/s/ Steve Browne
Steve Browne, Director

/s/ Louis Fornetti
Louis Fornetti, Director

/s/ Gary Loebig
Gary Loebig, Director

/s/ Chad B. Hoehne
Chad B. Hoehne, Director

EXHIBIT INDEX

Exhibit No.	Description
31	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32	Certification pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.