Form 10-Q
period 2016-09-30
TABLE TRAC INC
filed 2016-11-14
CIK 1090396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016 or

☐   Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number:   001-32987

Table Trac, Inc.

(Exact Name of Registrant as Specified in its Charter)

Nevada	88-0336568
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

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

As of November 14, 2016, the registrant had outstanding 4,504,465 shares of common stock, $.001 par value per share.

Table Trac, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TABLE TRAC, INC.

TABLE TRAC, INC.

CONDENSED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$183,060	$289,105
Accounts receivable, net of allowance for doubtful accounts of $185,397 at September 30, 2016 and December 31, 2015	2,727,984	2,494,930
Inventory	681,785	656,137
Prepaid expenses and other current assets	161,513	88,180
Income taxes receivable	214,433	68,101
TOTAL CURRENT ASSETS	3,968,775	3,596,453

LONG-TERM ASSETS
Patent, net	615	1,638
Property and equipment, net	38,703	54,534
Other long-term assets	1,534,602	1,289,786
Deferred tax asset	181,000	331,000
Long-term accounts receivable – financed contracts	2,418,061	1,569,285
TOTAL LONG-TERM ASSETS	4,172,981	3,246,243
TOTAL ASSETS	$8,141,756	$6,842,696

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$552,503	$413,235
Payroll liabilities	21,867	29,444
Current portion of note payable	7,096	7,096
Deferred revenue - short-term	22,885	37,810
Deferred tax liability	849,000	797,000
TOTAL CURRENT LIABILITIES	1,453,351	1,284,585

LONG-TERM LIABILITIES
Note payable, net of current portion	20,802	26,215
Deferred revenue - long-term	4,052,469	2,890,467
TOTAL LIABILITIES	5,526,622	4,201,267

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 25,000,000 shares authorized: 4,656,734 shares issued, and 4,504,465 and 4,533,265 shares outstanding at September 30, 2016 and December 31, 2015, respectively	4,505	4,534
Additional paid-in capital	1,806,143	1,806,526
Retained earnings	957,596	953,911
	2,768,244	2,764,971
Treasury stock, 152,269 shares (at cost) at September 30, 2016 and 123,469 at December 31, 2015	(153,110)	(123,542)
TOTAL STOCKHOLDERS’ EQUITY	2,615,134	2,641,429

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,141,756	$6,842,696

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Revenues	$1,159,530	$811,841	$4,020,700	$2,885,461
Cost of sales	378,829	254,909	1,137,314	905,755
Gross profit	780,701	556,932	2,883,386	1,979,706
Operating Expenses:
Selling, general and administrative	882,201	841,343	2,886,408	2,455,742
Loss from operations	(101,500)	(284,411)	(3,022)	(476,036)
Loss on currency exchange	(3,281)	0	(20,035)	0
Interest income	29,324	20,138	71,725	37,142
Income (loss) before taxes	(75,457)	(264,273)	48,668	(438,894)
Income tax expense (benefit)	(844)	(93,400)	44,983	(160,400)
Net income (loss)	$(74,613)	$(170,873)	$3,685	$(278,494)

Net income (loss) per share - basic and diluted	$(0.02)	$(0.04)	$0.00	$(0.06)

Weighted-average shares outstanding - basic and diluted	4,507,182	4,573,759	4,518,103	4,615,812

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended September 30,
	2016	2015

OPERATING ACTIVITIES
Net income (loss)	$3,685	$(278,494)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,854	5,045
Deferred income taxes	202,000	(167,947)
Gain on disposal of assets	0	(6,000)
Stock issued for services	6,375	22,420
Changes in operating assets and liabilities:
Accounts receivable	(1,081,830)	(1,496,123)
Inventory	(25,648)	25,827
Prepaid expenses and other assets	(318,149)	(518,097)
Accounts payable and accrued expenses	139,268	211,572
Payroll liabilities	(7,577)	16,364
Deferred revenue	1,147,077	1,680,878
Income taxes receivable / payable	(146,332)	(161,858)
Net cash used in operating activities	(64,277)	(666,413)
INVESTING ACTIVITIES
Capital expenditures	0	(17,207)
Net cash used in investing activities	0	(17,207)
FINANCING ACTIVITIES
Payments on note payable	(5,412)	0
Repurchase of common stock	(36,356)	(175,120)
Net cash used in financing activities	(41,768)	(175,120)

NET DECREASE IN CASH	(106,045)	(858,740)

CASH
Beginning of year	289,105	1,208,201
End of Period	$183,060	$349,461

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$0	$(150,000)
NONCASH INVESTING AND FINANCING ACTIVITIES
Vehicle financed with note payable	$0	$(34,580)

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Nature of Business and Summary of Significant Accounting Policies –

Basis of Presentation

The accompanying unaudited condensed financial statements of Table Trac, Inc. (the “Company,” or “Table Trac”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of September 30, 2016 and the statements of operations for the three and nine months ended September 30, 2016 and 2015, and the statement of cash flows for the nine months ending September 30, 2016 and 2015 are unaudited but include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Table Trac Annual Report on Form 10-K for the year ended December 31, 2015.

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

System Sales

Revenue from systems that have been demonstrated to meet customer specifications during installation is recognized when evidence of an arrangement exists, the product has been delivered, title and risk of loss have transferred to the customer and collection of the resulting receivable is reasonably assured. System sales, which are accounted for as multiple-element arrangements, include multiple products and/or services. For multiple-element arrangements, the Company allocates the revenue to each element based on the hierarchy of estimated selling price for the deliverables. The selling price for each deliverable will be based on vendor specific objective evidence (VSOE), third party evidence (“TPE”) if VSOE is not available, or estimated selling price if neither VSOE nor TPE is available. The Company recognizes the associated revenue when all revenue recognition criteria have been met for each element. If there are contracts for which the Company does not have VSOE or TPE of all elements, the Company would follow the selling price hierarchy to allocate arrangement consideration.

The Company does offer its customers contracts with extended payment terms.  The Company must evaluate if any extended payment terms in the contract is an indicator of the revenue not being fixed or determinable.  Provided all other revenue recognition criteria have been satisfied, the Company recognizes the revenue if payment of a significant portion of the systems sales is due within 12 months of the delivery of the product.  The Company also analyzes its standard business practice of using long-term contracts and the history of collecting on extended payment term contracts without making concessions for determining if revenue should be recognized.  Revenue and associated costs of sales are deferred if contract terms exceed historical collection results or if a substantial portion of the contract is not due within 12 months after delivery of the product.  The Company analyzes each contract for proper revenue recognition based on that contract’s facts and circumstances.  Interest is recorded upon receipt to “interest income” on the statements of operations.

Maintenance revenue

Maintenance revenue is recognized ratably over the contract period. The VSOE for maintenance is based upon the renewal rate for contracted services.

Service revenue

Service revenue is recognized after the services are performed and collection of the resulting receivable is reasonably assured. The VSOE for service revenue is established based upon actual selling prices for the services or prior similar arrangements.

Rental revenue

The Company may offer customers a rental contract.  Revenues are billed monthly on a per-game per-day basis. There is an option to purchase the system after the rental contract expires at a pre-determined residual value.

Deferred System Sales Costs

Deferred system sales costs consist of installed system costs incurred on participation-based contracts. These costs are recognized on a straight-line basis over the term of the contract which is generally 18-48 months beginning when revenues are generated. At the end of the contract period, the customer will usually receive title to the system. These costs are the most significant component of the other long-term assets on the balance sheet and are $1,534,602 and $1,289,786 as of September 30, 2016 and December 31, 2015, respectively.

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

Major Customers

The following tables summarize major customer information for the nine months ended September 30, 2016 and 2015:

	For the Nine Months Ended September 30
	2016		2015
	% Revenues	% AR	% Revenues	% AR
A	6.3%	1.0%	29.5%	14.5%
B	12.4%	19.3%	4.4%	34.7%
C	5.0%	10.7%	0.0%	0.0%
D	19.9%	8.7%	0.0%	0.0%
All Others	56.4%	60.3%	66.1%	50.8%
Total	100.0%	100.0%	100.0%	100.0%

The Company derives a portion of its revenue from foreign customers. For the nine month period ending September 30, 2016 and 2015, sales to customers in South America represent 8.7% and 15.8% of total revenues, respectively.

	For the Three Months Ended September 30
	2016	2015
	% Revenues	% Revenues
A	7.5%	10.1%
B	14.7%	11.6%
C	17.3%	0.0%
D	1.8%	0.0%
All Others	58.7%	78.3%
Total	100.0%	100.0%

For the three month period ending September 30, 2016 and 2015, sales to customers in South America represent 10.2% and 17.6% of total revenues, respectively.

Inventory

Inventory, consisting of finished goods, is stated at the lower of cost or market. The average cost method, which approximates the first in, first out method, is used to value inventory. Inventory is reviewed annually for the lower of cost or market and obsolescence. Any material cost found to be above market value or considered obsolete is written down accordingly. The inventory value was $681,785 and $656,137 as of September 30, 2016 and December 31, 2015, respectively, which included work-in-process of $12,039 and $34,259 as of September 30, 2016 and December 31, 2015, respectively. The Company had no obsolescence reserve at September 30, 2016 or December 31, 2015.

Research and Development

The Company expenses all costs related to research and development as incurred. Research and development expense was $8,654 and $5,108 for the three months ended September 30, 2016 and 2015, and $30,793 and $17,668 for the nine months ended September 30, 2016 and 2015, respectively. Research and development expenses are included in selling, general and administrative expenses on the statements of operations.

2.	Accounts Receivable –

Accounts receivable consisted of the following at:

	September 30, 2016	December 31, 2015
Accounts receivable under normal 30 day terms	$638,968	$664,938
Financed contracts:
Current portion of long-term	2,274,413	2,015,389
Long-term, net of current portion	2,418,061	1,569,285
Total accounts receivable	5,331,442	4,249,612
Less allowance for doubtful accounts	(185,397)	(185,397)
Accounts receivable, net	$5,146,045	$4,064,215
Presented on the balance sheet as:
Accounts receivable, net	$2,727,984	$2,494,930
Long-term accounts receivable - financed contracts	2,418,061	1,569,285

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

Accounts receivable includes financed contracts at September 30, 2016 and December 31, 2015 which are $4,692,474 and $3,584,674, respectively, offset by deferred revenues on the balance sheets of $4,052,469 and $2,890,467, respectively.

A roll-forward of the Company’s allowance for doubtful accounts is as follows:

	September 30, 2016	December 31, 2015
Accounts receivable allowance, beginning of year	$185,397	$101,079
Provision adjustment during period	0	84,318
Write-off	0	0
Accounts receivable allowance, end of period	$185,397	$185,397

The allowance for doubtful accounts is $185,397 for the trade receivables and $0 for the financed contracts at both September 30, 2016 and December 31, 2015.

3.	Stockholders’ Equity –

Stock Repurchase Program

On December 23, 2014, the Company’s Board of Directors approved the repurchase of its outstanding common shares, in an aggregate amount of up to $100,000, in both private unsolicited and open –market transactions, until September 30, 2015. The board later increased this repurchase authorization by $75,000 on March 17, 2015, and by $50,000 on September 4, 2015. As of September 30, 2016, no further funds have been approved for the repurchase program, and no authorized funds remain available for use in repurchasing the Company’s shares. Company insiders are prohibited from participating in the stock repurchase program. Since the beginning of the program, the Company has repurchased 240,269 shares at an average price of $.95 per share through September 30, 2016.

During the nine month period ended September 30, 2016, the Company repurchased 36,300 shares totaling approximately $36,000 at an average price of $1.00 per share for its treasury. In March 2016, the Company issued 7,500 shares at a price of $.85 per share from its treasury to a director, for services rendered during the period July 1, 2015 through December 31, 2015, for a total expense of $6,375. As of September 30, 2016, the Company holds 152,269 common shares in treasury for possible future employee issuances for potential bonuses. Such common shares in treasury include shares repurchased pursuant to the stock repurchase program.

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

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Based on its evaluation, the Company believes that it has no significant unrecognized tax positions. The Company’s evaluation was performed for the tax years ended December 31, 2012 through 2015, which are the tax years that remain subject to examination by major tax jurisdictions as of September 30, 2016. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

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

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings (loss) per share for the nine months ended September 30, 2016 and 2015:

	For the Nine Months Ended September 30,
	2016	2015
Basic and diluted earnings per share calculation:
Net income (loss) to common stockholders	$3,685	$(278,494)
Weighted average number of common shares outstanding	4,518,103	4,615,812
Basic and diluted net income (loss) per share	$0.00	$(0.06)

The Company had no common stock equivalents outstanding for all periods ending September 30, 2016 or September 30, 2015.

6.	Foreign Currency Exchange Rate Risk

The Company is exposed to foreign currency risks that arise from some of its foreign customers in Colombia, transacted in Colombia pesos. In addition, exchange rate fluctuations may cause our international results to fluctuate when translated into U.S. dollars. These risks may change over time as business practices evolve and could have an impact on the Company’s financial results in the future due to the long term nature of the Company’s accounts receivable in Colombia, which totaled approximately $347,000 at September 30, 2016. The Company monitors its risk associated with the volatility of certain foreign currencies against the U.S. dollar.

7.	Commitment and Contingencies

During 2015, the Company entered into an agreement with a contractor to design and execute on a sales and marketing strategy for the Company in key Latin American and Caribbean gaming jurisdictions. The agreement was extended in July of 2016 and currently expires December 31, 2017 unless terminated earlier in accordance with the terms of the Agreement. The remaining commitment as of September 30, 2016 is approximately $93,750.

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

During the third quarter of 2016, the Company delivered one casino management system, which most of the revenue for the delivered product will be recognized in future periods, since a substantial amount is not due within 12 months. At the end of the quarter, the Company had casino management systems, table games management systems and ancillary products installed with on-going support and maintenance contracts at 75 establishments in twelve U.S. states, as well as countries in Central and South America, and the Caribbean. In addition, the Company signed two contracts during the third quarter with a total value of approximately $318,000 with product delivery scheduled in the fourth quarter of 2016.

Also during the third quarter of 2016, the Company was granted a Manufacturer and Distributor license by the Nevada Gaming Commission. The license approval will allow the Company to pursue business with casinos in Nevada.

Discussion of Critical Accounting Policies

There were no changes to our accounting policies for the quarter. For our existing policies, see Note 1 in our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015.

Results of Operations - Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

During the three months ended September 30, 2016, loss from operations was $101,500 compared to a loss from operations of $284,411 for the three months ended September 30, 2015. The major components of revenues, cost of sales and selling, general and administrative expenses, and the reasons for changes in each, are discussed below.

Revenues

Revenues totaled $1,159,530 for the three months ended September 30, 2016 compared to $811,841 for the three months ended September 30, 2015.  The following table summarizes our revenues for the three months ended September 30, 2016 and 2015, respectively:

	Three Months Ended September 30,
	2016	2015	2016	2015
			(percent of revenues)
System sales	$593,588	$363,434	51.2%	44.8%
License and maintenance fees	524,029	441,014	45.2%	54.3%
Other sales	41,913	7,393	3.6%	0.9%
Total revenues	$1,159,530	$811,841	100.0%	100.0%

During the three months ended September 30, 2016, the Company delivered one system, with most of the related revenue expected to be recognized in future periods, since a substantial amount is not due within 12 months. During the same period in 2015, the Company delivered one system domestically and additional systems in South America. Most of the revenue was deferred for each of those systems delivered. Other sales, which include third party products, increased over 2015 as a result of hardware items ordered by existing customers during the three months ended September 30, 2016.

Cost of Sales

Cost of sales for the three months ended September 30, 2016 increased to $378,829 from $254,909 for the three months ended September 30, 2015.  The following table summarizes our cost of sales for the three months ended September 30, 2016 and 2015, respectively:

	Three Months Ended September 30,
	2016	2015	2016	2015
			(percent of revenues)
System sales	$330,301	$228,103	28.5%	28.1%
License and maintenance fees	25,206	22,166	2.2%	2.7%
Other sales	$23,322	4,640	2.0%	0.6%
Total cost of sales	$378,829	$254,909	32.7%	31.4%

Gross profit	$780,701	$556,932	67.3%	68.6%

The Company's gross profit was 67.3% and 68.6% for the three months ended September 30, 2016 and 2015, respectively and is primarily due to the consistent mix of hardware sold with the systems.

Selling, General and Administrative Expenses

For the three months ended September 30, 2016, selling, general and administrative expenses were $882,201 compared to $841,343 for the same period in 2015.  Most of the increase in operating expenses is related to the costs of the process of attaining state licenses during the third quarter of 2016.

Interest Income

For the three months ended September 30, 2016, interest income was $29,324 compared to $20,138 for the same period in 2015.  This increase is primarily related to the interest earned on recently signed contracts that have financed payment plans.

Tax Provision

The income tax benefit for the three months ended September 30, 2016 was $844, which was calculated at a 1.1% effective rate, compared to an income tax benefit of $93,400 for the same period in 2015, which was calculated at a 35.3% effective rate. The difference in the effective rates is caused by a small net income number with high nondeductible expenses for the three months ended September 30, 2016.

Net Income (Loss)

Net loss before taxes for the three months ended September 30, 2016, was $75,457 compared to loss before taxes of $264,273 for the same period in 2015. Net loss for the three months ended September 30, 2016 was $74,613 compared to a net loss of $170,873 for the same period in 2015. The basic and diluted loss per share was $0.02 compared to loss per share of $0.04 for the three months ended September 30, 2016 and 2015, respectively.

Results of Operations - Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

During the nine months ended September 30, 2016, loss from operations was $3,022 compared to a loss from operations of $476,036 for the nine months ended September 30, 2015. The major components of revenues, cost of sales and selling, general and administrative expenses are discussed below.

Revenues

Revenues for the nine months ended September 30, 2016 increased to $4,020,700 from $2,885,461 for the nine months ended September 30, 2015.  The following table summarizes our revenues for the nine months ended September 30, 2016 and 2015, respectively:

	Nine Months Ended September 30,
	2016	2015	2016	2015
			(percent of revenues)
System sales	$2,436,074	$1,637,217	60.6%	56.7%
License and maintenance fees	1,486,702	1,222,443	37.0%	42.4%
Other sales	97,924	25,801	2.4%	0.9%
Total revenues	$4,020,700	$2,885,461	100.0%	100.0%

During the nine months ended September 30, 2016, the Company delivered nine systems. Most of the revenue for six of these installations was deferred, and will be recurring in future periods, since a substantial amount is not due within 12 months. During the same period in 2015, four systems were delivered with most of the revenue deferred to future periods. Other sales, which include third party products, increased over 2015 as a result of hardware items ordered by existing customers during the nine months ended September 30, 2016.

Cost of Sales

Cost of sales for the nine months ended September 30, 2016 increased to $1,137,314 from $905,755 for the nine months ended September 30, 2015.  The following table summarizes our cost of sales for the nine months ended September 30, 2016 and 2015, respectively:

	Nine Months Ended September 30,
	2016	2015	2016	2015
			(percent of revenues)
System sales	$1,018,087	$826,429	25.3%	28.6%
License and maintenance fees	78,302	66,302	1.9%	2.3%
Other sales	40,925	13,024	1.0%	0.5%
Total cost of sales	$1,137,314	$905,755	28.2%	31.4%

Gross profit	$2,883,386	$1,979,706	71.8%	68.6%

The Company's gross profit was 71.8% and 68.6% for the nine months ended September 30, 2016 and 2015, respectively. This increase is primarily due to the mix of hardware sold with our systems.

Selling, General and Administrative Expenses

For the nine months ended September 30, 2016, selling, general and administrative expenses were $2,886,408 compared to $2,455,742 for the same period in 2015.  Our most significant changes in operating expenses are related to the process of attaining state licenses during the first nine months of 2016.

Interest Income

For the nine months ended September 30, 2016, interest income was $71,725 compared to $37,142 for the same period in 2015.  This increase is primarily related to more contracts financed through the Company in 2016 compared to the same period in 2015.

Tax Provision

The income tax expense for the nine months ended September 30, 2016 was $44,983, which was calculated at a 92.4% effective rate, compared to a benefit of $160,400 for the same period in 2015, which was calculated at a 36.5% effective rate. The difference in the effective rates is caused by a small net income number with high nondeductible expenses for the nine months ended September 30, 2016.

Net Income (Loss)

Income before taxes for the nine months ended September 30, 2016, was $48,668 compared to a loss before taxes of $438,894 for same period in 2015. Net income for the nine months ended September 30, 2016 was $3,685 compared to a net loss of $278,494 for the same period in 2015. The basic and diluted income per share was $0.00 compared to a loss per share of $0.06 for the nine months ended September 30, 2016 and 2015, respectively.

Backlog

The Company’s backlog generally consists of incomplete system installations and expansion of offerings for currently installed and supported systems.

The Company had three projects in its backlog at September 30, 2016.

Liquidity and Capital Resources

At September 30, 2016, the Company had cash of $183,060 compared to cash of $349,461 on September 30, 2015. The decrease in cash on hand is related primarily to the cash paid for state licensing, and repurchases of stock.

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

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of September 30, 2016.

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

As of September 30, 2016, our Chief Executive Officer / Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer / Chief Financial Officer concluded our disclosure controls and procedures were effective as of September 30, 2016.

Remediation of Material Weakness in Internal Control over Financial Reporting

We have improved our procedures related to the period end financial reporting and designed more effective controls to remediate the material weakness described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2015. As noted, as of June 30, 2016 in the 10-Q filed August 10, 2016, management implemented new controls related to the financial reporting of a contractor in Colombia that were previously missing. We believe these measures have strengthened our internal controls over financial reporting and should prevent a reoccurrence of the material weakness described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2016.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Company Repurchases of Registered Common Stock

The Company made the following repurchases of registered common stock during the period covered by this report:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Jul-16	15,800	$1.06	240,269
Aug-16	0		240,269
Sep-16	0		240,269	(a)

(a) Maximum number of shares that may yet be purchased is determined by average price per share and amounts approved by the Company's Board of Directors for the repurchase program.  In addition, in the future, the Company's Board of Directors may increase or extend its authorization of the stock repurchase program.

On December 23, 2014, the Company’s Board of Directors approved the repurchase of its outstanding common shares, in an aggregate amount of up to $100,000, in both private unsolicited and open –market transactions, until September 30, 2015. The board later increased this repurchase authorization by $75,000 on March 17, 2015, and by $50,000 on September 4, 2015. As of September 30, 2016, no further funds have been approved for the repurchase program, and no authorized funds remain available for use in repurchasing the Company’s shares. Company insiders are prohibited from participating in the stock repurchase program.

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

Dated: November 14, 2016	Table Trac, Inc.
(Registrant)

	By:	/s/ Brian Hinchley
Brian Hinchley (Principal Executive Officer and Principal Financial and Accounting Officer)