Form 10-K
period 2016-12-31
TABLE TRAC INC
filed 2017-03-29
CIK 1090396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

Commission File No. 001-32987

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2016 was approximately $2.8 million based on the closing sales price of the registrant’s common stock on that date ($1.00 per share). As of March 24, 2017, the Company had outstanding 4,511,965 shares of common stock, $0.001 par value.

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

TABLE TRAC INSTALLATIONS

Table Trac currently has casino management systems, table games management systems and ancillary products installed with on-going support and maintenance contracts at 77 casinos worldwide in the U.S., Caribbean, Central and South America.

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

EMPLOYEES

As of December 31, 2016, the Company had 23 full-time equivalents with an employee headcount of 23, and engaged the services of one contract specialist during the course of the year.

RECENT DEVELOPMENTS

The Company signed twelve new customer contracts in 2016 and expanded the Company’s presence in California, South Dakota, and Oklahoma, and entered new territories in Washington and Texas. At the end of 2016, the Company had casino management systems, table games management systems and ancillary products installed with on-going support and maintenance contracts with 77 casino operators worldwide.

At its annual shareholder meeting in October 2016, the Company re-elected Steven A. Browne, Louis Fornetti, and Gary Loebig as its independent board members; along with Chad Hoehne, Table Trac’s, President and founder, and Brian Hinchley, Chief Executive Officer, to the Board of Directors. The board re-elected Mr. Browne as Chairman of the Board, while Mr. Fornetti and Mr. Loebig were re-elected to serve as chairmen of the audit and compensation committees, respectively.

During 2016, the Company participated in several key industry trade shows and conferences, including the ICE Gaming Show, the Caribbean Gaming Show, the National Indian Gaming Association Trade Show and Conference, the Gaming Technology Summit, the Midwest Gaming Conference, the Oklahoma Indian Gaming Association Trade Show and Conference, Raving’s Casino Marketing Conference and Table Games Conference, and Global Gaming Expo (G2E), the industry’s premier event. The Company also received licenses in Colorado and Nevada, which will allow the Company to pursue sales in these territories.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The Company has a lease on corporate office space in Minnetonka, Minnesota and took possession of the leased space in January 2011. The lease was renewed for another 5 years on July 1, 2016, and includes over 4,400 square feet of office and warehouse space. The monthly rent payment is approximately $3,670 with periodic escalators to approximately $4,090 per month, excluding operating expenses. The Company believes this space is adequate for its current business needs.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information: The Company’s common stock is quoted for trading on the OTCQB over-the-counter quotation service under the symbol “TBTC.” The OTCQB is a middle-tier quotation marketplace operated by OTC Markets (formerly known as The Pink Sheets). Prior to February 22, 2011, the Company’s common stock had been quoted for trading on the over-the-counter bulletin board (the OTCBB) under the trading symbol TBTC.OB. The following table sets forth the high and low bid prices for our common stock as reported by the OTCQB in 2016 and 2015. These quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions. Trading in the Company’s common stock during the period represented was sporadic, exemplified by low trading volume and many days during which no trades occurred.

	2016
Price per Share Calendar Year	High	Low
Annual Price per Share	$1.55	$0.70
First Quarter, January -March	$0.99	$0.70
Second Quarter, April - June	$1.55	$0.77
Third Quarter, July - September	$1.50	$0.85
Fourth Quarter, October - December	$1.50	$1.25

	2015
Price per Share Calendar Year	High	Low
Annual Price per Share	$1.34	$0.69
First Quarter, January -March	$0.99	$0.69
Second Quarter, April - June	$1.27	$0.79
Third Quarter, July - September	$1.26	$0.96
Fourth Quarter, October - December	$1.34	$0.69

Holders: As of March 24, 2017, the Company had outstanding 4,511,965 shares of common stock held by approximately 64 holders of record.

Dividends: No dividends were declared or paid in 2016 or 2015, and the Company does not expect to pay dividends in the near future.

Unregistered Sales of Securities: During 2016, the Company made the following issuances and sales of unregistered securities:

In March 2016, the Company issued 7,500 shares of common stock to a director at $.85 for a total director compensation expense of $6,375. The expense is for services rendered during the period July 1 through December 31, 2015, with $6,375 total expense in 2016. In October 2016, the Company also issued 7,500 shares of common stock to the same director at $1.35 for a total director compensation expense of $10,125. This expense is for services rendered during the period January 1 through June 30, 2016. The shares were issued pursuant to the exemption set forth in Section 4(a)(2) of the Securities Act on the basis that all recipients of such shares were directors or employees of the Company.

Repurchase of Common stock: In 2016, the Company repurchased 36,300 shares for approximately $36,300 at an average price of $1.00 per share for its treasury.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash position at December 31, 2016 was $102,689, a decrease of $186,416 from $289,105 at December 31, 2015. Management believes that the Company has adequate cash to meet its obligations and continue operations for both existing customer contracts and ongoing product development for at least the next 12 months. The Company presently has no bank line of credit or other financing arrangements for general corporate use. As a result, its primary sources of liquidity are cash, receivables and potentially other current assets. Management is not aware of any trends or any known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the registrant’s liquidity increasing or decreasing in any material way.

Net cash flows used in operating activities during the year ended December 31, 2016 were $141,942 compared with net cash flows used in operating activities of $705,153 for the same period in 2015. This change of $563,211 was caused primarily by the net income in 2016 of $142,851 compared to a net loss during 2015 of $399,271.

Net cash used in investing activities was $0 during the year ended December 31, 2016, compared to $20,540 for the same period in 2015. This change of $20,540 was caused primarily by the purchase of a vehicle in 2015.

Net cash used in financing activities was $44,474 during the year ended December 31, 2016, compared to $193,403 for the same period in 2015. This change of $148,929 was caused primarily by the repurchase of $36,356 of common stock in 2016 compared to $192,134 in 2015.

On December 31, 2016, total stockholders’ equity was $2,764,425 compared to $2,641,429 in 2015, which is an increase of $122,996 or 4.7%; resulting from a net income from operations and the aforementioned repurchase of stock.

The Company’s core operations are not capital intensive. The basic product of the Company is computer software developed by its employees. Most manufacturing is done after the Company receives an order, so there is not a material product inventory held by the Company.

RESULTS OF OPERATIONS, YEAR ENDED DECEMBER 31, 2016 COMPARED TO YEAR ENDED DECEMBER 31, 2015

The most significant events that affected the 2016 results of operations were the Company’s (1) installation of twelve casino management systems at twelve operating entities; (2) expansion into the Washington and Texas markets; (3) the attainment of Colorado and Nevada gaming licenses.

During 2016, the Company delivered product with a value of approximately $3,900,000 for new contracts at the respective contract dates. However, approximately $1,300,000 of the revenue for these system sales was deferred, and will be recognized in future periods, since a substantial amount is not due within 12 months. As a result, those contracts, along with the related maintenance, is expected to add approximately $73,000 each month to the existing recurring revenue which, as of December 31, 2016 was at the highest point in company history.

During the first quarter of 2017, the Company signed new contracts with an approximate product value of $840,000 for product delivery currently scheduled for the second quarter of 2017.

A breakout of revenue by type is as follows:

	For the Years Ended December 31,
	2016	2015	2016	2015
			(percent of revenues)
System sales	$3,735,383	$2,046,599	64.0%	54.4%
License and maintenance fees	1,998,912	1,688,024	34.2%	44.8%
Other sales	102,087	31,418	1.8%	0.8%
Total revenues	$5,836,382	$3,766,041	100.0%	100.0%

Revenues increased from $3,766,041 in 2015 to $5,836,382 in 2016. This 54.9% increase of $2,070,341 was due to larger installations in 2016 compared to 2015. System sales revenues increased from $2,046,599 in 2015 to $3,735,383 in 2016, an 82.5% increase of $1,688,784, due to larger system installations in 2016 compared to 2015. Ongoing maintenance revenue increased from $1,668,024 in 2015 to $1,998,912 in 2016, an 18.4% increase of $310,888, due to our high customer retention rate along with new accounts added during 2016. Other sales, which includes Cash IO kiosk sales, promotional kiosk software sales, and rental sales has increased from $31,418 in 2015 to $102,087 in 2016, a 224.9% increase of $70,669 due to higher sales of third party products.

During 2016, the Company delivered twelve systems domestically and in South America. Some of the revenue for the installations was deferred, and will be recognized in future periods, since a substantial amount is not due within 12 months. During 2015, the Company delivered eighteen systems.

Cost of sales increased to $1,656,239 in 2016 from $1,082,724 in 2015. The increase of $573,515 was primarily due to higher revenues in 2016 compared to 2015.

 A breakout of cost of sales by type is as follows:

	For the Years Ended December 31,
	2016	2015	2016	2015
			(percent of revenues)
System sales	$1,518,241	$975,606	26.0%	25.9%
License and maintenance fees	96,505	92,141	1.7%	2.4%
Other sales	41,493	14,977	0.7%	0.4%
Total cost of sales	$1,656,239	$1,082,724	28.4%	28.7%

The gross margin in 2016 was $4,180,143 or 71.6% of sales compared with $2,683,317 or 71.3% of sales in 2015.

Deferred revenues – short-term is relatively consistent at $30,960 in 2016 from $37,810 in 2015. The balance represents down payments received for system installations on order at year-end and annual payments of maintenance. The deferred revenue is non-refundable and is recognized as revenue when the system installations are completed or as invoices are due.

Deferred revenues – long-term decreased to $2,745,081 in 2016 from $2,890,467 in 2015. The balance represents systems which have been installed under contracts that have been signed and invoiced, but revenue will be recognized and cash collected monthly over multiple years. The decrease of $145,386 in 2016 represents multiple contracts that were signed and installed during the year combined with the contracts installed in 2015 which had deferred revenue remaining as of December 31, 2016.

Total operating expenses increased to $3,976,211 in 2016 from $3,393,688 in 2015. This 17.2% increase of $582,523 was primarily due to the expense of obtaining gaming licenses in the states of Colorado and Nevada.

Interest / Other income increased in 2016 to a net amount of $98,534 from $53,586 in 2015; the 83.9% increase of $44,948 is due to a higher amount of long-term financed contracts for 2016 compared to 2015.

The provision for income tax expense was $136,000 in 2016, for an effective rate of 48.8%, compared to a provision for income tax benefit of $274,000 for an effective rate of (40.7%) in 2015. The change in rates is primarily due to the meals and entertainment addback is high in comparison to book income.

The net income for 2016 was $142,851 compared to a net loss of $399,271 for 2015, which is an increase of $542,122.

The basic and diluted earnings per share in 2016 were $0.03 compared to a loss per share of $0.09 in 2015.

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

Service revenue

Service revenue is recognized after the services are performed and collection of the resulting receivable is reasonably assured. The VSOE for service revenue is established based upon the actual selling prices for the services or prior similar arrangements.

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

Inventory

Inventory, consisting of finished goods, is stated at the lower of cost or market. The average cost method (which approximates first in, first out method) is used to value inventory. Inventory is reviewed annually for the lower of cost or market and obsolescence. Any material cost found to be above market value or considered obsolete is written down accordingly. The Company had no obsolescence reserve at December 31, 2016 and 2015.

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

We have audited the accompanying balance sheets of Table Trac, Inc. (a Nevada corporation) as of December 31, 2016 and 2015, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes to the financial statements. Table Trac, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Table Trac, Inc. as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Boulay PLLP

Minneapolis, Minnesota

March 29, 2017

TABLE TRAC, INC.

BALANCE SHEETS

	December 31, 2016	December 31, 2015

ASSETS
CURRENT ASSETS
Cash	$102,689	$289,105
Accounts receivable, net of allowance for doubtful accounts of $200,266 and $185,397 at December 31, 2016 and December 31, 2015 respectively	2,807,323	2,494,930
Inventory	843,233	656,137
Prepaid expenses and other current assets	151,145	88,180
Income taxes receivable	175,856	68,101
TOTAL CURRENT ASSETS	4,080,246	3,596,453

LONG-TERM ASSETS
Patent, net	273	1,638
Property and equipment, net	33,426	54,534
Other long-term assets	1,291,519	1,289,786
Deferred tax asset	154,000	331,000
Long-term accounts receivable – financed contracts	1,421,330	1,569,285
TOTAL LONG-TERM ASSETS	2,900,548	3,246,243
TOTAL ASSETS	$6,980,794	$6,842,696

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$473,336	$413,235
Payroll liabilities	27,800	29,444
Current portion of note payable	7,096	7,096
Deferred revenue - short-term	30,960	37,810
Deferred tax liability	914,000	797,000
TOTAL CURRENT LIABILITIES	1,453,192	1,284,585

LONG-TERM LIABILITIES
Note payable, net of current portion	18,096	26,215
Deferred revenue - long-term	2,745,081	2,890,467
TOTAL LIABILITIES	4,216,369	4,201,267

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 25,000,000 shares authorized: 4,656,734 shares issued, and 4,511,965 and 4,533,265 shares outstanding at December 31, 2016 and 2015, respectively	4,512	4,534
Additional paid-in capital	1,809,511	1,806,526
Retained earnings	1,096,762	953,911
	2,910,785	2,764,971
Treasury stock, 144,769 shares (at cost) and 123,469 at December 31, 2016 and 2015, respectively	(146,360)	(123,542)
TOTAL STOCKHOLDERS’ EQUITY	2,764,425	2,641,429

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,980,794	$6,842,696

The accompanying notes are an integral part of these financial statements.

TABLE TRAC, INC.

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2016	2015

Revenues	$5,836,382	$3,766,041
Cost of sales	1,656,239	1,082,724
Gross profit	4,180,143	2,683,317
Operating expenses:
Selling, general and administrative	3,976,211	3,393,688
Income (loss) from operations	203,932	(710,371)
Loss on currency exchange	(23,615)	(22,486)
Interest income	98,534	53,586
Gain on sale of assets	0	6,000
Income (loss) before taxes	278,851	(673,271)
Income tax expense (benefit)	136,000	(274,000)
Net income (loss)	$142,851	$(399,271)

Net income (loss) per share - basic and diluted	$0.03	$(0.09)

Weighted-average shares outstanding - basic and diluted	4,516,171	4,591,937

The accompanying notes are an integral part of these financial statements.

TABLE TRAC, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock Outstanding		Additional
	Number of Shares	Par Amount	Paid-in Capital	Retained Earnings	Treasury Stock	Total
BALANCE, DECEMBER 31, 2014	4,705,734	$4,706	$1,845,198	$1,353,182	$(1,422)	$3,201,664
Common stock awarded to employees and board member from treasury for 2015	19,000	19	5,278	0	17,123	22,420
2015 Shares repurchased and retired	(50,000)	(50)	(43,950)	0	0	(44,000)
2015 Shares repurchased into treasury	(141,469)	(141)	0	0	(139,243)	(139,384)
2015 Net loss	0	0	0	(399,271)	0	(399,271)
BALANCE, DECEMBER 31, 2015	4,533,265	$4,534	$1,806,526	$953,911	$(123,542)	$2,641,429
Common stock awarded to board member from treasury for 2016	15,000	15	2,985	0	13,500	16,500
2016 Shares repurchased into treasury	(36,300)	(37)	0	0	(36,318)	(36,355)
2016 Net income	0	0	0	142,851	0	142,851
BALANCE, DECEMBER 31, 2016	4,511,965	$4,512	$1,809,511	$1,096,762	$(146,360)	$2,764,425

The accompanying notes are an integral part of these financial statements.

TABLE TRAC, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2016	2015

OPERATING ACTIVITIES
Net income (loss)	$142,851	$(399,271)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	22,473	10,089
Deferred income taxes	294,000	(281,947)
Allowance for doubtful accounts	14,869	84,318
Gain on disposal of assets	0	(6,000)
Stock issued for services	16,500	22,420
Changes in operating assets and liabilities:
Accounts receivable	(179,307)	(1,248,274)
Inventory	(187,096)	237,606
Prepaid expenses and other assets	(64,698)	(934,543)
Accounts payable and accrued expenses	60,101	204,633
Payroll liabilities	(1,644)	(31,282)
Deferred revenue	(152,236)	1,798,556
Income taxes receivable	(107,755)	(161,458)
Net cash used in operating activities	(141,942)	(705,153)
INVESTING ACTIVITIES
Capital expenditures	0	(20,540)
Net cash used in investing activities	0	(20,540)
FINANCING ACTIVITIES
Payments on note payable	(8,119)	(1,269)
Repurchase of common stock	(36,355)	(192,134)
Net cash used in financing activities	(44,474)	(193,403)

NET DECREASE IN CASH	(186,416)	(919,096)

CASH
Beginning of year	289,105	1,208,201
End of Period	$102,689	$289,105

Non-cash investing and financing activities:
Capital Expenditure financed with note payable	$0	$34,580

The accompanying notes are an integral part of these financial statements.

TABLE TRAC INC.

Notes to Financial Statements

December 31, 2016 and 2015

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

Concentrations of Risk

Cash Deposits in Excess of Federally Insured Limits

The Company maintains its cash balances at two financial institutions. Accounts are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At times throughout the year, the Company’s cash balances may exceed amounts insured by the FDIC. The Company doesn’t believe it is exposed to any significant credit risk on its cash balances.

Major Customers

The following table summarizes significant customer information for the years ended December 31, 2016 and 2015:

	For the Years Ended December 31
	2016		2015
	% Revenues	% AR	% Revenues	% AR
A	6.0%	1.2%	25.4%	10.5%
B	7.4%	9.0%	9.0%	11.0%
C	11.4%	19.8%	9.7%	34.1%
D	14.1%	8.2%	0.0%	0.0%
All Others	61.1%	61.8%	55.9%	44.4%
Total	100.0%	100.0%	100.0%	100.0%

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

Service revenue

Service revenue is recognized after the services are performed and collection of the resulting receivable is reasonably assured. The VSOE for service revenue is established based upon the actual selling prices for the services or prior similar arrangements.

Rental revenue

The Company offers certain new customers a rental contract.  Revenues are billed monthly based on a per-game per-day basis.  There is an option to purchase the system after the rental agreement at a pre-determined residual value.

Deferred System Sales Costs

Deferred system sales costs consist of installed system costs incurred on participation-based contracts. These costs are recognized on a straight-line basis over the term of the contract which is generally 18-48 months beginning when revenues are generated. At the end of the contract period, the customer will typically receive title to the system. These costs are included in other long-term assets on the balance sheet, and are $1,291,519 and $1,289,786 as of December 31, 2016 and 2015, respectively.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company held no cash equivalents at December 31, 2016 or 2015.

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

Inventory

Inventory, consisting of finished goods, is stated at the lower of cost or market. The average cost method (which appropriates the first in, first out method) is used to value inventory. Inventory is reviewed annually for the lower of cost or market and obsolescence. Any material cost found to be above market value or considered obsolete is written down accordingly. The inventory value was $843,233 and $656,137 as of December 31, 2016 and 2015, respectively, which included work-in-process of $141,238 and $34,259 as of December 31, 2016 and 2015, respectively. The Company had no obsolescence reserve at December 31, 2016 and 2015.

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

The Company accounts for income taxes pursuant to Financial Accounting Standards Board (FASB) guidance. This guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than not (a greater than 50 percent likelihood of being realized) to be sustained upon examination by taxing authorities. The Company believes its income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves, or related accruals for interest and penalties have been recorded at December 31, 2016 and 2015. In accordance with the guidance, the Company has adopted a policy under which, if required to be recognized in the future, interest and penalties related to the underpayment of income taxes will be classified in income taxes in the statements of operations. The Company has three open years of tax returns subject to examination starting with 2013.

Research and Development

Expenditures for research and product development costs are expensed as incurred. Research and development expenses were $76,155 and $22,057 for the years ended December 31, 2016 and 2015, respectively, and is included in selling, general and administrative expenses on the statements of operations.

Stock-based Compensation

The Company measures and recognizes compensation expense for all stock-based payment awards made to employees and directors. The compensation expense for the Company’s stock-based payments is based on estimated fair values at the time of the grant.

The Company estimates the fair value of stock-based awards on the date of grant using the closing sales price on that date. The Company’s stock-based compensation awards are not subject to vesting requirements.

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

Basic and Diluted Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average shares outstanding during the reporting period. Diluted earnings per share is computed similar to basic earnings per share except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options or warrants, if dilutive. The number of additional shares is calculated by assuming that outstanding stock options or warrants were exercised and that the proceeds from the exercise were used to acquire shares of common stock at the average market price during the reporting period (See Note 8).

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

In February 2016, FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), which provides guidance for accounting for leases. The new guidance requires companies to recognize the assets and liabilities for the rights and obligations created by leased assets, initially measured at the present value of the lease payments. The accounting guidance for lessors is largely unchanged. The ASU is effective for annual and interim periods beginning after December 15, 2018 with early adoption permitted. It is to be adopted using a modified retrospective approach. The Company is currently evaluating the impact that the adoption of this guidance will have on its financial statements.

In July 2015, FASB issued ASU No. 2015-11, which amended Inventory (Topic 330) Related to Simplifying the Measurement of Inventory of the Accounting Standards Codification. The amended guidance applies to all inventory except that which is measured using last-in, first-out (LIFO) or the retail inventory method. Inventory measured using first-in, first-out (FIFO) or average cost is included in the new amendments. Inventory within the scope of the new guidance should be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments will take effect for the Company for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The new guidance should be applied prospectively, and earlier application is permitted as of the beginning of an interim or annual reporting period. The Company believes the adoption of this guidance will not have a material impact on its financial statements.

NOTE 2. ACCOUNTS RECEIVABLE

	December 31, 2016	December 31, 2015
Accounts receivable under normal 30 day terms	$979,564	$664,938
Financed contracts:
Current portion of long-term	2,028,025	2,015,389
Long-term, net of current portion	1,421,330	1,569,285
Total accounts receivable	4,428,919	4,249,612
Less allowance for doubtful accounts	(200,266)	(185,397)
Accounts receivable, net	$4,228,653	$4,064,215
Presented on the balance sheet as:
Accounts receivable, net	$2,807,323	$2,494,930
Long-term accounts receivable - financed contracts	1,421,330	1,569,285

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

Included in accounts receivable - Financed contracts at December 31, 2016 and 2015 is $3,449,355 and $3,584,684, respectively, with an offset to deferred revenues long-term on the balance sheet of $2,794,891 and $2,890,467 at December 31, 2016 and 2015, respectively.

A roll-forward of the Company’s allowance for doubtful accounts for the years ended is as follows:

	December 31, 2016	December 31, 2015
Accounts receivable allowance, beginning of year	$185,397	$101,079
Provision adjustment	14,869	84,318
Write-off	0	0
Accounts receivable allowance, end of year	$200,266	$185,397

The allowance for doubtful accounts as of December 31, 2016 is $200,266 for the trade receivables and $0 for the financed contracts. The allowance for doubtful accounts as of December 31, 2015 is $185,397 for the trade receivables and $0 for the financed contracts.

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at:

	December 31, 2016	December 31, 2015
Office equipment	$49,294	$49,294
Vehicles	118,375	118,375
Total	167,669	167,669
Less: accumulated depreciation	(134,243)	(113,135)
Property and equipment, net	$33,426	$54,534

Depreciation expense totaled $21,108 and $8,725 for the years ended December 31, 2016 and 2015, respectively.

NOTE 4. LONG-TERM DEBT

The Company entered into a $34,580 term note agreement in September 2015. The note is payable in monthly installments of $677 including interest at 5.89%. The note is secured by the vehicle, and expires in September 2020. The outstanding balance of the note was $25,192 at December 31, 2016. Estimated annual maturities of debt are as follows:

2017	$7,096
2018	7,102
2019	7,532
2020	3,462
Total	$25,192

NOTE 5. OPERATING LEASES

The Company has a lease on corporate office space in Minnetonka, Minnesota, which renewed in August 2016. This lease has rent escalations from $3,670 to $4,090 per month through July 2021, excluding operating expenses. Future minimum lease payments are as follows:

2017	$44,541
2018	45,753
2019	46,100
2020	47,036
2021	28,632
Total	$212,062

Rent expense was $36,075 and $31,556 for the years ended December 31, 2016 and 2015, respectively.

NOTE 6. STOCKHOLDERS’ EQUITY

Common Stock

In March 2016, the Company transferred 7,500 shares from its treasury at a grant date fair value of $.85 per share to a director, for services rendered during the period July 1 through December 31, 2015 for a total expense of $6,375.

In October 2016, the Company transferred 7,500 shares from its treasury at a grant date fair value of $1.35 per share to a director for services rendered during the period January 1, 2016 through June 30, 2016 for a total expense of $10,125.

As of December 31, 2016, the Company holds 144,769 common stock shares in treasury at a total cost of $146,360 for future employee issuances under the bonus program which was part of the 2014 repurchase of shares.

In August 2015, the Company transferred 7,500 shares at a grant date fair value of $1.18 per share from its treasury to a director, for services rendered during the period January 1, 2015 through June 30, 2015, and 11,500 shares from its treasury at a grant date fair value of $1.18 per share to two employees for 2015 bonuses for a total expense of $22,420.

Stock Repurchase Program

In 2016, the Company repurchased 36,300 shares for approximately $36,300 at an average price of approximately $1.00 per share for its treasury.

On December 23, 2014, the Company’s Board of Directors approved the repurchase of its outstanding shares of up to $100,000 of its common stock from private unsolicited sellers’ paper certificate blocks (non-street name) in the open market until September 30, 2015, which was subsequently extended by the Board of Directors. On March 17, 2015, the Company’s Board of Directors approved another repurchase of up to $75,000 for the same program. On September 4, 2015, the Company’s Board of Directors approved another repurchase of up to $50,000 for the same program. As of December 31, 2016, no further funds have been approved for the repurchase program and no authorized funds remain available for use in repurchasing the Company’s shares. Company insiders are prohibited from participating in the stock repurchase program. The Company has repurchased 240,269 shares at an average price of $.95 per share through December 31, 2016.

NOTE 7. INCOME TAXES

The income tax provision (benefit) consists of the following for the years ended December 31:

	2016	2015
Current tax expense (benefit)	$(158,000)	$7,308
Deferred tax (benefit)	294,000	(281,308)
Total income tax expense (benefit)	$136,000	$(274,000)

The reconciliation between expected federal income tax rates and the Company’s effective federal tax rates is as follows:

	2016		2015
	Amount	Percent	Amount	Percent
Expected federal tax	$94,800	34.0%	$(228,900)	34.0%
Permanent differences	13,600	4.9%	10,200	-1.5%
State income tax, net of federal tax benefit	6,300	2.3%	(17,200)	2.6%
Foreign tax credit	0	0.0%	(19,100)	2.8%
Reduced DPAD due to amended federal net operating loss carryback refund	17,400	6.2%	0	0.0%
Other	3,900	1.4%	(19,000)	2.8%
Total	$136,000	48.8%	$(274,000)	40.7%

The following table summarizes the Company’s deferred tax assets and liabilities at December 31:

	2016	2015
Current deferred tax asset (liabilities):
Accounts payable and accrued expenses	$140,000	$132,000
Accounts receivable	(1,629,000)	(1,572,000)
Allowance for doubtful accounts	68,000	69,000
Prepaid expenses	(55,000)	(33,000)
Deferred revenue	562,000	607,000
Net current deferred tax liability	(914,000)	(797,000)
Long-term deferred tax asset:
NOL - federal	80,000	265,000
NOL - State	28,000	38,000
Foreign tax credit	47,000	19,000
Book - Tax depreciation	(1,000)	9,000
Net long-term deferred tax asset	154,000	331,000
Net deferred tax liability	$(760,000)	$(466,000)

The federal net operating loss carryforward at December 31, 2016 is approximately $236,000 and the various state net operating loss carryforwards is approximately $567,000 which expires between 2025 and 2035 if not used. An allowance for net operating loss carryforward is recorded when the Company believes the amount may not be collected or fully utilized. Management believes the net operating loss carryforward, is fully collectible or will be fully utilized.

NOTE 8. EARNINGS PER SHARE

Earnings per share is computed under two different methods, basic and diluted, and is presented for all periods in which statements of operations are presented. Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding. The Company currently does not have any common stock equivalents outstanding.

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share:

	For the Years Ended December 31,
	2016	2015
Basic and diluted earnings per share calculation:
Net income (loss) to common stockholders	$142,851	$(399,271)
Weighted average number of common shares outstanding	4,516,171	4,591,937
Basic and diluted net income (loss) per share	$0.03	$(0.09)

NOTE 9. GEOGRAPHIC CONCENTRATIONS

The Company sells its technologies and services to casinos in the United States, the Caribbean and countries in both Central and South America. For 2016 and 2015, 90% and 82% of the Company’s revenues were from the United States, 1% and 2% from the Caribbean, 1% and 1% from Central America, and 8% and 16% from South America, respectively.

For 2016 and 2015, 84% and 78% of the Company’s accounts receivable were from the United States, 1% and 1% from the Caribbean, 1% and 1% from Central America, and 14% and 20% from South America, respectively.

NOTE 10. FOREIGN CURRENCY EXCHANGE RATE RISK

The Company is exposed to foreign currency risks that arise from some of its foreign customers in Colombia, transacted in Colombia Pesos. As a result, exchange rate fluctuations may cause our international results to fluctuate when translated into U.S. dollars. These risks may change over time as business practices evolve and could have an impact on the Company’s financial results in the future due to the long term nature of our accounts receivable in Colombia which totaled approximately $384,000 and $448,000 at December 31, 2016 and 2015, respectively. The Company monitors its risk associated with the volatility of certain foreign currencies against U.S. dollars. The Company recorded a realized loss on foreign currency of approximately $23,600 and $22,500 in 2016 and 2015, respectively.

NOTE 11. COMMITMENT AND CONTINGENCIES

The Company has lease commitments with future minimum lease payments of approximately $212,000 through July 2021 (see Note 5). During 2015, the Company entered into an Agreement with a contractor to design and execute on a sales and marketing strategy for the Company in key Latin American and Caribbean gaming jurisdictions. The Agreement originally expired on July 14, 2016 and was renewed until December 31, 2017 unless terminated earlier in accordance with the terms of the Agreement. The remaining commitment as of December 31, 2016 is approximately $75,000.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Evaluation of Disclosure Controls and Procedures.

(a) DISCLOSURE CONTROLS AND PROCEDURES

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

As of December 31, 2016, the Company’s management carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, it was concluded the disclosure controls and procedures were effective as of December 31, 2016.

(b) REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(e) and 15d-15(f) of the Exchange Act. The Company has designed internal controls to provide reasonable, but not absolute, assurance that financial statements are prepared in accordance with U.S. GAAP. The Company assesses the effectiveness of internal controls based on the criteria set forth in the 2013 Internal Control - Integrated Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that the Company’s internal controls over financial reporting was effective as of December 31, 2016.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

MANAGEMENT

The executive officers and directors of the Company, with a brief description, are as follows:

Chad B. Hoehne	55	President, Director	Mr. Hoehne is the President and founder of the Company. He has a B.S. degree in Business Administration, Finance and computer minor from Minnesota State University. Mr. Hoehne founded Table Trac, Inc. in 1994 after working nine years for a successful Minneapolis electronics manufacturer and software company.

			Mr. Hoehne has been on the board since the Company’s founding.

Brian Hinchley	51	Director, CEO, CFO	Mr. Hinchley is the Chief Executive Officer and Chief Financial Officer of the Company. He has a B.A. degree in Business Administration/Accounting from the University of St. Thomas in St. Paul, Minnesota. Prior to joining Table Trac, Mr. Hinchley was the Chief Financial Officer from September 1998 to May 2011 of two privately owned international software companies, Intercim, LLC and WorkWise, Inc. Mr. Hinchley also served in accounting roles for Griffin Companies (a commercial real estate company) from May 1992 to August 1998.

			Mr. Hinchley has been the Company’s CFO since June 2011, and was named the CEO in April 2015.

Robert R. Siqveland	72	Corporate Secretary	Mr. Siqveland is employed by Table Trac, Inc. as Director of Professional Services. Mr. Siqveland has served as Corporate Secretary since 1999. Prior to joining Table Trac, Mr. Siqveland was an investment advisor with Summit Investment and venture capitalist with Property Growth Company for 25 years, providing “seed capital” and management to over 30 companies.

			Mr. Siqveland was a director at Table Trac from 1999 through 2011.

Steven A. Browne	61	Director, Chairman of the Board

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

Mr. Browne has been a director at Table Trac since December 2010.

Louis Fornetti	67	Director, Chair of the Audit Committee	Mr. Fornetti has many years of experience in finance and corporate governance. Mr. Fornetti has served on the Board of Directors of Saxon Mortgage Corporation (NYSE) (2005-2006), American Medical Security (NYSE) (2003-2004), Stockwalk Corporation (NASD) (2001), and American Express Financial Advisors (1988-1995). Mr. Fornetti has also served on the Board of Directors of Othnet, Inc. (a private software development corporation) and IPool Corporation (a private consumer advocacy corporation). From 2004 to present, Mr. Fornetti has been a business advisor and consultant. His prior work experience includes service as the Executive Vice President and Chief Financial Officer of RBC Dain Rauscher (1995-1997), Senior Vice President and Chief Financial Officer of American Express Financial Advisors (1992-1995), corporate controller of American Express Financial Advisors (1985-1992), Vice President and Corporate Controller of St. Paul Travelers (f/k/a The St. Paul Companies, Inc.) (1979-1985), and audit manager at KPMG (Peat Marwick) (1972-1979). Mr. Fornetti received his B.A. from Northern Michigan and a CPA certificate from the State of Minnesota in 1974.

			Mr. Fornetti has been a director at Table Trac since June 2011.

Gary Loebig	68	Director, Chair of the Compensation Committee

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers, directors and persons considered to be beneficial owners of more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission and Nasdaq. Officers, directors and greater-than-ten-percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company by its officers and directors, or the Company’s actual knowledge of transactions involving such officers and directors, the Company believes that all such filings were filed on a timely basis for fiscal year 2016, other than two late Form 4 filings made by Steven A. Browne on June 20 and October 24, 2016, a late Form 4 filing made by Louis Fornetti on November 21, 2016, and a late Form 4 filing made by Gary Loebig on November 30, 2016.

Item 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth the cash and non-cash compensation for awarded to or earned by: (i) each individual who served as the principal executive officer and principal financial officer of Table Trac during the year ended December 31, 2016; and (ii) each other individual that served as an executive officer of Table Trac at the conclusion of the year ended December 31, 2016 and who received more than $100,000 in the form of salary and bonus during such fiscal year. For purposes of this report, these individuals are collectively the “named executives” of the Company.

Name, Principal Position		Salary	Stock Awards	Stock Option Awards	Total
Chad Hoehne, President	2016	$275,008	$0	$0	$275,008
	2015	$234,021	$0	$0	$234,021
Robert Siqveland, Secretary	2016	103,600	0	0	103,600
	2015	91,050	0	0	91,050
Brian Hinchley, CEO / CFO	2016	200,000	0	0	200,000
	2015	157,664	11,974	0	169,638

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The Company had no stock awards outstanding at December 31, 2016 for any named executives. The Company had no options outstanding at December 31, 2016 for any named executives.

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

COMPENSATION OF DIRECTORS

Name		Compensation	Stock Awards	Stock Option Awards	Total
Chad Hoehne	2016	$0	$0	$0	$0
Brian Hinchley (1)	2016	0	0	0	0
Steven Browne (2)	2016	10,500	16,500	0	27,000
Louis Fornetti (3)	2016	33,300	0	0	33,300
Gary Loebig (4)	2016	25,800	0	0	25,800

(1)	Mr. Hinchley joined the Board of Directors on December 15, 2014.
(2)	Mr. Browne joined the Board of Directors on December 16, 2010.
(3)	Mr. Fornetti joined the Board of Directors on June 15, 2011.
(4)	Mr. Loebig joined the Board of Directors on June 15, 2011.

Company directors are compensated on an annual award approved by the board and reimbursed for their actual expenses incurred in connection with attending board meetings or discharging their duties as directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of the close of business on March 24, 2017, we had outstanding one class of voting securities—common stock—of which there were 4,511,965 shares issued and outstanding. Each share of common stock is currently entitled to one vote on all matters put to a vote of our shareholders. The following table sets forth the number of common shares, and percentage of outstanding common shares, beneficially owned as of March 24, 2017, by:

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

	Common Shares	Percentage of
	Beneficially	Common
Name and Address	Owned (1)	Shares (1)
Chad Hoehne (2)	1,306,100	28.95%
Robert Siqveland (3)	206,500	4.58%
Brian Hinchley (4)	35,000	*
Steve A. Browne, Director (5)	84,000	1.86%
Louis Fornetti, Director (6)	21,500	*
Gary Loebig, Director (7)	15,150	*
All directors and officers as a group (8)	1,668,250	36.97%
Zeff Capital, LP (10)
1601 Broadway, 12th floor
New York, NY 10019	365,376	8.10%

* denotes less than one percent.

(1)	Beneficial ownership is determined in accordance with the rules of the SEC, and includes general voting power and/or investment power with respect to securities. Under the applicable SEC rules, each person’s beneficial ownership is calculated by dividing the total number of shares with respect to which they possess beneficial ownership by the total number of outstanding shares of the Company. In any case where an individual has beneficial ownership over securities that are not outstanding, but are issuable upon the exercise of options or warrants or similar rights within the next 60 days, that same number of shares is added to the denominator in the calculation described above. Because the calculation of each person’s beneficial ownership set forth in the “Percentage of Common Shares” column of the table may include shares that are not presently outstanding, the sum total of the percentages set forth in such column may exceed 100%.

(2)	Mr. Hoehne is the President and a director of the Company.

(3)	Mr. Siqveland is the Company’s secretary.

(4)	Mr. Hinchley is an officer and a director of the Company.

(5)	Mr. Browne is a director of the Company.

(6)	Mr. Fornetti is a director of the Company.

(7)	Mr. Loebig is a director of the Company.

(8)	Consists of six persons: Messrs. Hoehne, Siqveland, Hinchley, Browne, Fornetti and Loebig.

(9)	Share figures reflected in the table are based on a January 13, 2017 report 13-G filing by Zeff Capital, LP Management LLC, which is the Company’s most recent and best available information relating to Zeff Capital’s ownership of Company common stock. Based on the referenced communication, voting and dispositive power with respect to these shares is exercised by Zeff Capital, LP.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm, during 2016 and 2015, Boulay PLLP, billed for the following services:

	2016	2015
Audit fees, including quarterly review of Form 10-Q	$44,790	$41,500
Tax fees	6,200	6,000
Audit-related fees (1)	27,270	8,560
	$78,260	$56,060

The audit fees consisted of fees for the annual audit of the Company’s financial statements and the reviews of financial statements in quarterly reports on Form 10-Q.

(1)	Audit-related fees were billed for other financial, tax and operational related consulting.

Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. All services provided by the independent auditors during 2016 and 2015 have been approved by the Audit Committee or Board of Directors.

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

Dated: March 29, 2017

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

