Form 10-Q
period 2017-03-31
TABLE TRAC INC
filed 2017-05-12
CIK 1090396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017 or

☐   Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number:   000-32987

Table Trac, Inc.

(Exact Name of Registrant as Specified in its Charter)

Nevada	88-0336568
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

6101 Baker Road, Suite 206, Minnetonka, Minnesota 55345

(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: (952) 548-8877

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company, in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of May 12, 2017, the registrant had outstanding 4,511,965 shares of common stock, $.001 par value per share.

Table Trac, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TABLE TRAC, INC.

TABLE TRAC, INC.

CONDENSED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$215,342	$102,689
Accounts receivable, net of allowance for doubtful accounts of $200,266 at March 31, 2017 and December 31, 2016	2,709,261	2,807,323
Inventory	1,132,576	843,233
Prepaid expenses and other current assets	173,417	151,145
Income taxes receivable	25,340	175,856
TOTAL CURRENT ASSETS	4,255,936	4,080,246

LONG-TERM ASSETS
Patent, net	0	273
Property and equipment, net	28,271	33,426
Other long-term assets	1,032,748	1,291,519
Deferred tax asset	0	154,000
Long-term accounts receivable – financed contracts	1,172,385	1,421,330
TOTAL LONG-TERM ASSETS	2,233,404	2,900,548
TOTAL ASSETS	$6,489,340	$6,980,794

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$381,724	$473,336
Payroll liabilities	58,959	27,800
Current portion of note payable	7,096	7,096
Deferred revenue - short-term	41,810	30,960
Deferred tax liability	0	914,000
TOTAL CURRENT LIABILITIES	489,589	1,453,192

LONG-TERM LIABILITIES
Note payable, net of current portion	17,002	18,096
Deferred revenue - long-term	2,649,696	2,745,081
Deferred tax liability	693,000	0
TOTAL LIABILITIES	3,849,287	4,216,369

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 25,000,000 shares authorized: 4,656,734 shares issued, and 4,511,965 shares outstanding at March 31, 2017 and December 31, 2016	4,512	4,512
Additional paid-in capital	1,809,511	1,809,511
Retained earnings	972,390	1,096,762
	2,786,413	2,910,785
Treasury stock, 144,769 shares (at cost) at March 31, 2017 and December 31, 2016, respectively	(146,360)	(146,360)
TOTAL STOCKHOLDERS’ EQUITY	2,640,053	2,764,425

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,489,340	$6,980,794

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2017	2016

Revenues	$1,100,632	$939,371
Cost of sales	321,066	99,586
Gross profit	779,566	839,785
Operating expenses:
Selling, general and administrative	1,000,140	1,051,495
Loss from operations	(220,574)	(211,710)
Loss on currency exchange	(3,138)	(13,694)
Interest income	33,340	19,550
Loss before taxes	(190,372)	(205,854)
Income tax benefit	(66,000)	(69,000)
Net loss	$(124,372)	$(136,854)

Net loss per share - basic and diluted	$(0.03)	$(0.03)

Weighted-average shares outstanding - basic and diluted	4,511,965	4,525,710

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended March 31,
	2017	2016

OPERATING ACTIVITIES
Net loss	$(124,372)	$(136,854)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,428	5,618
Deferred income taxes	(67,000)	(69,000)
Stock issued for services	0	6,375
Changes in operating assets and liabilities:
Accounts receivable	347,007	(108,423)
Inventory	(289,343)	(137,136)
Prepaid expenses and other assets	236,499	(254,944)
Accounts payable and accrued expenses	(91,612)	66,712
Payroll liabilities	31,159	14,831
Deferred revenue	(84,535)	696,868
Income taxes receivable	150,516	-
Net cash provided by operating activities	113,747	84,047
FINANCING ACTIVITIES
Payments on note payable	(1,094)	(2,030)
Repurchase of common stock	0	(9,200)
Net cash used in financing activities	(1,094)	(11,230)

NET INCREASE IN CASH	112,653	72,817

CASH
Beginning of period	102,689	289,105
End of Period	$215,342	$361,922

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Nature of Business and Summary of Significant Accounting Policies –

Basis of Presentation

The accompanying unaudited condensed financial statements of Table Trac, Inc. (the “Company,” or “Table Trac”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of March 31, 2017 and the statements of operations for the three months ended March 31, 2017 and 2016, and the statement of cash flows for the three months ending March 31, 2017 and 2016 are unaudited but include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Table Trac Annual Report on Form 10-K for the year ended December 31, 2016.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company uses estimates and assumptions in accounting for the following significant matters, among others: revenue recognition, realizability of accounts receivable, the valuation of deferred tax assets and liabilities, and deferred revenue and costs, and the valuation of inventory. Actual results could differ from those estimates.

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

Deferred System Sales Costs

Deferred system sales costs consist of installed system costs incurred on participation-based contracts. These costs are recognized on a straight-line basis over the term of the contract which is generally 18-48 months beginning when revenues are generated. At the end of the contract period, the customer will usually receive title to the system. These costs are the most significant component of other long-term assets on the balance sheet, and are $1,032,748 and $1,291,519 as of March 31, 2017 and December 31, 2016, respectively.

Accounts Receivable / Allowance for Doubtful Accounts

Accounts receivable are initially recorded at the invoiced amount and carried on the balance sheet at net realizable value, which includes foreign currency translation as of each balance sheet date. Accounts receivable include unsecured regular customer receivables and unsecured amounts from financed contracts coming due within 12 months. Amounts from financed contracts due beyond 12 months are recorded as "Long-term accounts receivable – financed contracts."  Interest is recorded upon receipt to other income on the statements of operations. An allowance for doubtful accounts is recorded when the Company believes the amounts may not be collected. Management believes that receivables, net of the allowance for doubtful accounts, are fully collectible. Accounts receivable are written off when management determines collection is no longer likely. While the ultimate result may differ, management believes that any write-off not allowed for will not have a material impact on the Company's financial position.

Major Customers

The following tables summarize major customer information for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended March 31
	2017		2016
	% Revenues	% AR	% Revenues	% AR
A	9.9%	7.5%	10.1%	9.8%
B	14.8%	18.4%	17.8%	30.1%
C	3.3%	10.2%	3.6%	9.8%
All Others	72.0%	63.9%	68.5%	50.3%
Total	100.0%	100.0%	100.0%	100.0%

The Company does derive a portion of its revenue from foreign customers. For the three month periods ending March 31, 2017 and 2016, sales to customers in South America represent 10.1% and 16.8% of total revenues, respectively.

Inventory

Inventory, consisting of finished goods, is stated at the lower of cost or market. The average cost method, which approximates the first in, first out method, is used to value inventory. Inventory is reviewed annually for the lower of cost or net realizable value and obsolescence. Any material cost found to be above net realizable value or considered obsolete is written down accordingly. The inventory value as of March 31, 2017 was $1,132,576, which included work-in-process of $361,745. The Company had no obsolescence reserve at March 31, 2017 or December 31, 2016.

Research and Development

The Company expenses all costs related to research and development as incurred. Research and development expense was $7,733 and $3,865 for the three months ended March 31, 2017 and 2016, respectively. Research and development expenses are included in selling, general and administrative expenses on the statements of operations.

Recently Adopted Accounting Pronouncements

In July 2015, FASB issued ASU No. 2015-11, which amended Inventory (Topic 330) Related to Simplifying the Measurement of Inventory of the Accounting Standards Codification. The amended guidance applies to all inventory except that which is measured using last-in, first-out (LIFO) or the retail inventory method. Inventory measured using first-in, first-out (FIFO) or average cost is included in the new amendments. Inventory within the scope of the new guidance should be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The Company adopted the guidance on January 1, 2017 and it did not have a material impact on its financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. As a result of our prospective adoption of this guidance on January 1, 2017, all deferred tax assets and liabilities have been classified as noncurrent on our condensed balance sheet at March 31, 2017, while our balance sheet at December 31, 2016 reflects classifications of deferred tax assets and liabilities in accordance with previous GAAP. The adoption of this guidance had no impact on our results of operations or cash flows.

2.	Accounts Receivable –

Accounts receivable consisted of the following at:

	March 31, 2017	December 31, 2016
Accounts receivable under normal 30 day terms	$889,998	$979,564
Financed contracts:
Current portion of long-term	2,019,529	2,028,025
Long-term, net of current portion	1,172,385	1,421,330
Total accounts receivable	4,081,912	4,428,919
Less allowance for doubtful accounts	(200,266)	(200,266)
Accounts receivable, net	$3,881,646	$4,228,653
Presented on the balance sheet as:
Accounts receivable, net	$2,709,261	$2,807,323
Long-term accounts receivable - financed contracts	1,172,385	1,421,330

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

Accounts receivable includes financed contracts at March 31, 2017 and December 31, 2016 which are $3,191,914 and $3,449,355, respectively, with an offset accounting for deferred revenues on the balance sheets of $2,649,696 and $2,745,081, respectively.

A roll-forward of the Company’s allowance for doubtful accounts is as follows:

	March 31, 2017	December 31, 2016
Accounts receivable allowance, beginning of year	$200,266	$185,397
Provision adjustment	0	14,869
Write-off	0	0
Accounts receivable allowance, end of period	$200,266	$200,266

The allowance for doubtful accounts is $200,266 for the trade receivables and $0 for the financed contracts at both March 31, 2017 and December 31, 2016.

3.	Income Tax –

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

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Based on its evaluation, the Company believes that it has no significant unrecognized tax positions. The Company’s evaluation was performed for the tax years ended December 31, 2013 through 2016, which are the tax years that remain subject to examination by major tax jurisdictions as of March 31, 2017. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to its financial results. In accordance with current guidance, the Company classifies interest and penalties as income tax expense is incurred.

4.	Earnings (Loss) Per Share –

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

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted loss per share for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended March 31,
	2017	2016
Basic and diluted earnings per share calculation:
Net loss to common stockholders	$(124,372)	$(136,854)
Weighted average number of common shares outstanding	4,511,965	4,525,710
Basic and diluted net loss per share	$(0.03)	$(0.03)

5.	Foreign Currency Exchange Rate Risk

The Company is exposed to foreign currency risks that arise from some of its foreign customers in Colombia, transacted in Colombia pesos. In addition, exchange rate fluctuations may cause our international results to fluctuate when translated into U.S. dollars. These risks may change over time as business practices evolve and could have an impact on the Company’s financial results in the future due to the long term nature of the Company’s accounts receivable in Colombia, which totaled approximately $291,000 and $384,000 at March 31, 2017 and December 31, 2016, respectively. The Company monitors its risk associated with the volatility of certain foreign currencies against the U.S. dollar.

6.	Commitment and Contingencies

The Company has an agreement with a contractor to design and execute on a sales and marketing strategy for the Company in key Latin American and Caribbean gaming jurisdictions. The agreement currently expires December 31, 2017, unless terminated earlier in accordance with the terms of the agreement. The remaining commitment as of March 31, 2017 is approximately $56,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below should be read in conjunction with our audited financial statements, and notes thereto, contained in our Form 10-K filed with the SEC on March 29, 2017 relating to our year ended December 31, 2016.

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

During the first quarter of 2017, the Company delivered one casino management system, and was in the process of delivering five additional systems to new customers. At the end of the quarter, the Company had casino management systems, table games management systems and ancillary products installed with on-going support and maintenance contracts at 78 casinos worldwide.

Discussion of Critical Accounting Policies

During the quarter, the Company adopted the guidance for Simplifying the Measurement of Inventory, and balance sheet classification of deferred taxes of the Accounting Standards Codification as detailed in Note 1 above.

Results of Operations - Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

During the three months ended March 31, 2017, loss from operations was $220,754 compared to loss from operations of $211,710 for the three months ended March 31, 2016. The major components of revenues, cost of sales and selling, general and administrative expenses, and the reasons for changes in each, are discussed below.

Revenues

Revenues totaled $1,100,632 for the three months ended March 31, 2017 compared to $939,371 for the three months ended March 31, 2016.  The following table summarizes our revenues for the three months ended March 31, 2017 and 2016, respectively:

	Three Months Ended March 31,
	2017	2016	2017	2016
			(percent of revenues)
System sales	$535,199	$463,605	48.6%	49.4%
License and maintenance fees	545,620	463,653	49.6%	49.4%
Other sales	19,813	12,113	1.8%	1.2%
Total revenues	$1,100,632	$939,371	100.0%	100.0%

During the three months ended March 31, 2017, the Company delivered one system. During the same period in 2016, the Company delivered three systems, of which the revenues were deferred to future periods.

Cost of Sales

Cost of sales for the three months ended March 31, 2017 increased to $321,066 from $99,586 for the three months ended March 31, 2016.  The following table summarizes our cost of sales for the three months ended March 31, 2017 and 2016, respectively:

	Three Months Ended March 31,
	2017	2016	2017	2016
			(percent of revenues)
System sales	$283,799	$71,823	25.8%	7.6%
License and maintenance fees	26,761	25,886	2.4%	2.8%
Other sales	10,506	1,877	1.0%	0.2%
Total cost of sales	$321,066	$99,586	29.2%	10.6%

Gross profit	$779,566	$839,785	70.8%	89.4%

The Company's gross profit was 70.8% and 89.4% for the three months ended March 31, 2017 and 2016, respectively. This decrease is primarily due to the low mix of hardware sold with the systems during the three months ended March 31, 2016.

Selling, General and Administrative Expenses

For the three months ended March 31, 2017, selling, general and administrative expenses were $1,000,140 which is comparable to $1,051,495 for the same period in 2016.

Interest Income

For the three months ended March 31, 2017, interest income was $33,340 compared to $19,550 for the same period in 2016.  This increase is primarily related to more signed contracts that have financed payment plans in the current period.

Tax Provision

The income tax benefit for the three months ended March 31, 2017 was $66,000, which was calculated at a 34.7% effective rate, compared to an income tax benefit of $69,000 for the same period in 2016, which was calculated at a 33.5% effective rate.

Net Income (Loss)

Loss before taxes for the three months ended March 31, 2017, was $190,372 compared to loss before taxes of $205,854 for the same period in 2016. Net loss for the three months ended March 31, 2017 was $124,372 compared to net loss of $136,854 for the same period in 2016. The basic loss per share was $0.03 compared to loss per share of $0.03 for the three months ended March 31, 2017 and 2016, respectively. There were no outstanding options or commons stock equivalents for the three months ended March 31, 2017 and 2016, respectively.

Backlog

The Company’s backlog generally consists of incomplete system installations and expansion of offerings for currently installed and supported systems.

The Company had five projects in its backlog at March 31, 2017, which includes three projects that were in the process of a field trial.

The Company is currently serving gaming establishments in twelve U.S. states, as well as countries in Central and South America, and the Caribbean. The Company aims to pursue further opportunities and strategic partnerships.

Liquidity and Capital Resources

The increase in cash flows for the three months ended March 31, 2017, compared with the same period in 2016 is related primarily to collection of income tax receivable, offset by changes in other working capital items, primarily work-in-process.

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

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of March 31, 2017.

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

As of March 31, 2017, our Chief Executive Officer / Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer / Chief Financial Officer concluded our disclosure controls and procedures were effective as of March 31, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our first quarter of our 2017 fiscal year that have materially affected, or are likely to materially affect, our internal control over financial reporting

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Company Repurchases of Registered Common Stock

None

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

Dated: May 12, 2017

Table Trac, Inc.
(Registrant)

By:	/s/ Brian Hinchley
Brian Hinchley (Principal Executive Officer and Principal Financial and Accounting Officer)

- 15 -