Form 10-Q
period 2017-06-30
TABLE TRAC INC
filed 2017-08-14
CIK 1090396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017 or

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

As of August 14, 2017, the registrant had outstanding 4,511,965 shares of common stock, $.001 par value per share.

Table Trac, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TABLE TRAC, INC.

TABLE TRAC, INC.

CONDENSED BALANCE SHEETS

	June 30, 2017 (Unaudited)	December 31, 2016
ASSETS
CURRENT ASSETS
Cash	$247,362	$102,689
Accounts receivable, net of allowance for doubtful accounts of $155,101 at June 30, 2017 and $200,266 at December 31, 2016	3,500,748	2,807,323
Inventory	664,523	843,233
Prepaid expenses and other current assets	100,633	151,145
Income taxes receivable	18,290	175,856
TOTAL CURRENT ASSETS	4,531,556	4,080,246

LONG-TERM ASSETS
Patent, net	0	273
Property and equipment, net	62,274	33,426
Other long-term assets	980,516	1,291,519
Deferred tax asset	0	154,000
Long-term accounts receivable – financed contracts	1,212,619	1,421,330
TOTAL LONG-TERM ASSETS	2,255,409	2,900,548
TOTAL ASSETS	$6,786,965	$6,980,794

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$343,553	$473,336
Payroll liabilities	90,120	27,800
Current portion of notes payable	19,118	7,096
Deferred revenue - short-term	39,360	30,960
Deferred tax liability	0	914,000
TOTAL CURRENT LIABILITIES	492,151	1,453,192

LONG-TERM LIABILITIES
Notes payable, net of current portion	34,935	18,096
Deferred revenue - long-term	2,661,837	2,745,081
Deferred tax liability	793,000	0
TOTAL LIABILITIES	3,981,923	4,216,369

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 25,000,000 shares authorized: 4,656,734 shares issued, and 4,511,965 shares outstanding at June 30, 2017 and December 31, 2016	4,512	4,512
Additional paid-in capital	1,809,511	1,809,511
Retained earnings	1,137,379	1,096,762
	2,951,402	2,910,785
Treasury stock, 144,769 shares (at cost) at June 30, 2017 and December 31, 2016, respectively	(146,360)	(146,360)
TOTAL STOCKHOLDERS’ EQUITY	2,805,042	2,764,425

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,786,965	$6,980,794

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Revenues	$2,183,787	$1,921,800	$3,284,420	$2,861,171
Cost of sales	753,931	658,899	1,074,997	758,486
Gross profit	1,429,856	1,262,901	2,209,423	2,102,685
Operating expenses:
Selling, general and administrative	1,192,708	954,488	2,192,848	2,006,035
Income from operations	237,148	308,413	16,575	96,650
Loss on currency exchange	(2,911)	(3,060)	(6,049)	(16,754)
Interest income	25,251	22,851	58,591	42,402
Gain on sale of assets	1,500	0	1,500	0
Income before taxes	260,988	328,204	70,617	122,298
Income tax expense	96,000	113,000	30,000	44,000
Net income	$164,988	$215,204	$40,617	$78,298

Net income per share - basic and diluted	$0.04	$0.05	$0.01	$0.02

Weighted-average shares outstanding - basic and diluted	4,511,965	4,525,457	4,511,965	4,525,584

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended June 30,
	2017	2016

OPERATING ACTIVITIES
Net Income	$40,617	$78,298
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,734	11,236
Deferred income taxes	33,000	44,000
Bad debt expense	105,082	0
Gain on sale of asset	(1,500)	0
Stock issued for services	0	6,375
Changes in operating assets and liabilities:
Accounts receivable	(589,796)	(1,214,715)
Inventory	178,710	(215,558)
Prepaid expenses and other assets	361,515	(263,704)
Accounts payable and accrued expenses	(129,783)	276,621
Payroll liabilities	62,320	11,116
Deferred revenue	(74,844)	1,036,497
Income taxes receivable	157,566	0
Net cash provided by operating activities	155,621	(229,834)
INVESTING ACTIVITIES
Capital expenditures	(8,875)	0
Proceeds from sale of asset	1,500	0
Net cash provided by (used in) investing activities	(7,375)	0
FINANCING ACTIVITIES
Payments on note payable	(3,573)	(3,383)
Repurchase of common stock	0	(19,650)
Net cash used in financing activities	(3,573)	(23,033)

NET INCREASE (DECREASE) IN CASH	144,673	(252,867)

CASH
Beginning of period	102,689	289,105
End of Period	$247,362	$36,238

Non-cash investing and financing activities:
Capital expenditure financed with note payable	$32,435	$0

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Nature of Business and Summary of Significant Accounting Policies –

Basis of Presentation

The accompanying unaudited condensed financial statements of Table Trac, Inc. (the “Company,” or “Table Trac”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of June 30, 2017 and the statements of operations for the three and six months ended June 30, 2017 and 2016, and the statement of cash flows for the six months ending June 30, 2017 and 2016 are unaudited but include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Table Trac Annual Report on Form 10-K for the year ended December 31, 2016.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company uses estimates and assumptions in accounting for the following significant matters, among others: revenue recognition, realizability of accounts receivable, the valuation of deferred tax assets and liabilities, deferred revenue and costs, and the valuation of inventory. Actual results could differ from those estimates.

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

Deferred System Sales Costs

Deferred system sales costs consist of installed system costs incurred on participation-based contracts. These costs are recognized on a straight-line basis over the term of the contract which is generally 18-48 months beginning when revenues are generated. At the end of the contract period, the customer will usually receive title to the system. These costs are the most significant component of other long-term assets on the balance sheet, and are $980,516 and $1,291,519 as of June 30, 2017 and December 31, 2016, respectively.

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

Major Customers

The following tables summarize major customer information for the six months ended June 30, 2017 and 2016:

	For the Six Months Ended June 30
	2017		2016
	% Revenues	% AR	% Revenues	% AR
A	21.8%	17.6%	27.3%	11.0%
B	9.9%	12.2%	11.2%	21.2%
All Others	68.3%	70.2%	61.5%	67.8%
Total	100.0%	100.0%	100.0%	100.0%

The Company does derive a portion of its revenue from foreign customers. For the six month periods ending June 30, 2017 and 2016, sales to customers in South America represent 6.5% and 8.0% of total revenues, respectively.

The following tables summarize major customer information for the three months ended June 30, 2017 and 2016:

	For the Three Months Ended June 30
	2017	2016
	% Revenues	% Revenues
A	31.9%	40.7%
B	7.5%	7.6%
All Others	60.6%	51.7%
Total	100.0%	100.0%

For the three month periods ending June 30, 2017 and 2016, sales to customers in South America represent 4.6% and 5.2% of total revenues, respectively.

Inventory

Inventory, consisting of finished goods, is stated at the lower of cost or market. The average cost method, which approximates the first in, first out method, is used to value inventory. Inventory is reviewed annually for the lower of cost or net realizable value and obsolescence. Any material cost found to be above net realizable value or considered obsolete is written down accordingly. The inventory value as of June 30, 2017 was $664,523, which included work-in-process of $134,635. The Company had no obsolescence reserve at June 30, 2017 or December 31, 2016.

Research and Development

The Company expenses all costs related to research and development as incurred. Research and development expense was $23,972 and $18,274 for the three months ended June 30, 2017 and 2016, and $31,705 and $22,139 for the six months ended June 30, 2017 and 2016, respectively. Research and development expenses are included in selling, general and administrative expenses on the statements of operations.

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

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. As a result of our prospective adoption of this guidance on January 1, 2017, all deferred tax assets and liabilities have been classified as noncurrent on our condensed balance sheet at June 30, 2017, while our balance sheet at December 31, 2016 reflects classifications of deferred tax assets and liabilities in accordance with previous GAAP. The adoption of this guidance had no impact on our results of operations or cash flows.

2.	Accounts Receivable –

Accounts receivable consisted of the following at:

	June 30, 2017	December 31, 2016
Accounts receivable under normal 30 day terms	$1,757,619	$979,564
Financed contracts:
Current portion of long-term	1,898,230	2,028,025
Long-term, net of current portion	1,212,619	1,421,330
Total accounts receivable	4,868,468	4,428,919
Less allowance for doubtful accounts	(155,101)	(200,266)
Accounts receivable, net	$4,713,367	$4,228,653
Presented on the balance sheet as:
Accounts receivable, net	$3,500,748	$2,807,323
Long-term accounts receivable - financed contracts	1,212,619	1,421,330

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

Accounts receivable includes financed contracts at June 30, 2017 and December 31, 2016 which are $3,110,849 and $3,449,355, respectively, offset by deferred revenues on the balance sheets of $2,661,837 and $2,745,081, respectively.

A roll-forward of the Company’s allowance for doubtful accounts is as follows:

	June 30, 2017	December 31, 2016
Accounts receivable allowance, beginning of year	$200,266	$185,397
Provision adjustment	(45,165)	14,869
Write-off	0	0
Accounts receivable allowance, end of period	$155,101	$200,266

The allowance for doubtful accounts is $155,101 and $200,266 for the trade receivables at June 30, 2017 and December 31, 2016, respectively, and $0 for the financed contracts at both June 30, 2017 and December 31, 2016.

In addition, the Company incurred bad debt expense related to a direct write-off for a customer that notified the Company of their inability to pay of approximately $150,000. This customer was not previously included in the allowance. The Company has determined this customer’s amount to be fully uncollectable.

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

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Based on its evaluation, the Company believes that it has no significant unrecognized tax positions. The Company’s evaluation was performed for the tax years ended December 31, 2013 through 2016, which are the tax years that remain subject to examination by major tax jurisdictions as of June 30, 2017. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to its financial results. In accordance with current guidance, the Company classifies interest and penalties as income tax expense is incurred.

4.	Earnings Per Share –

The Company computes earnings per share under two different methods, basic and diluted, and presents per-share data for all periods in which statements of operations are presented. Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding. The Company had no common stock equivalents outstanding for the periods ending June 30, 2017 or 2016.

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the six months ended June 30, 2017 and 2016:

	For the Six Months Ended June 30,
	2017	2016
Basic and diluted earnings per share calculation:
Net income	$40,617	$78,298
Weighted average number of common shares outstanding	4,511,965	4,525,584
Basic and diluted net income per share	$0.01	$0.02

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the three months ended June 30, 2017 and 2016:

	For the Three Months Ended June 30,
	2017	2016
Basic and diluted earnings per share calculation:
Net income	$164,988	$215,204
Weighted average number of common shares outstanding	4,511,965	4,525,457
Basic and diluted net income per share	$0.04	$0.05

5.	Foreign Currency Exchange Rate Risk

The Company is exposed to foreign currency risks that arise from some of its foreign customers in Colombia, transacted in Colombia pesos. In addition, exchange rate fluctuations may cause our international results to fluctuate when translated into U.S. dollars. These risks may change over time as business practices evolve and could have an impact on the Company’s financial results in the future due to the long term nature of the Company’s accounts receivable in Colombia, which totaled approximately $223,805 and $384,000 at June 30, 2017 and December 31, 2016, respectively. The Company monitors its risk associated with the volatility of certain foreign currencies against the U.S. dollar.

6.	Commitment and Contingencies

The Company has an agreement with a contractor to design and execute on a sales and marketing strategy for the Company in key Latin American and Caribbean gaming jurisdictions. The agreement currently expires December 31, 2017, unless terminated earlier in accordance with the terms of the agreement. The remaining commitment as of June 30, 2017 is approximately $38,000.

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

During the second quarter of 2017, the Company delivered two casino management systems, and was in the process of delivering three additional systems to new customers. At the end of the quarter, the Company had casino management systems, table games management systems and ancillary products installed with on-going support and maintenance contracts with 78 operators representing 122 sites worldwide. The Company also received approval from the Maryland Lottery and Gaming Agency to install its management systems with gaming facilities throughout Maryland.

Discussion of Critical Accounting Policies

During the first quarter of 2017, the Company adopted the guidance for Simplifying the Measurement of Inventory of the Accounting Standards Codification as detailed in Note 1 above.

Results of Operations - Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

During the three months ended June 30, 2017, income from operations was $237,148 compared to income from operations of $308,413 for the three months ended June 30, 2016. The major components of revenues, cost of sales and selling, general and administrative expenses, and the reasons for changes in each, are discussed below.

Revenues

Revenues totaled $2,183,787 for the three months ended June 30, 2017 compared to $1,921,800 for the three months ended June 30, 2016.  The following table summarizes our revenues for the three months ended June 30, 2017 and 2016, respectively:

	Three Months Ended June 30,
	2017	2016	2017	2016
			(percent of revenues)
System sales	$1,533,574	$1,378,882	70.2%	71.7%
License and maintenance fees	550,363	499,020	25.2%	26.0%
Other sales	99,850	43,898	4.6%	2.3%
Total revenues	$2,183,787	$1,921,800	100.0%	100.0%

During the three months ended June 30, 2017, the Company delivered two systems, and three existing customers purchased additional products from the Company. During the same period in 2016, the Company delivered five systems, of which the revenues for two of those system sales were deferred to future periods.

Cost of Sales

Cost of sales increased to $753,931 for the three months ended June 30, 2017 from $658,899 for the three months ended June 30, 2016.  The following table summarizes our cost of sales for the three months ended June 30, 2017 and 2016, respectively:

	Three Months Ended June 30,
	2017	2016	2017	2016
			(percent of revenues)
System sales	$684,607	$612,683	31.3%	31.9%
License and maintenance fees	24,750	26,711	1.1%	1.4%
Other sales	44,574	19,505	2.0%	1.0%
Total cost of sales	$753,931	$658,899	34.5%	34.3%

Gross profit	$1,429,856	$1,262,901	65.5%	65.7%

The Company's gross profit was 65.5% and 65.7% for the three months ended June 30, 2017 and 2016, respectively.

Selling, General and Administrative Expenses

For the three months ended June 30, 2017, selling, general and administrative expenses were $1,192,708 compared to $954,488 for the same period in 2016.   This increase of $238,220 is primarily due to a bad debt expense during the quarter and ongoing fees related to the acquisition of gaming licenses in new jurisdictions.

Interest Income

For the three months ended June 30, 2017, interest income was $25,251 compared to $22,851 for the same period in 2016.  This increase is primarily related to more signed contracts that have financed payment plans in the current period.

Tax Provision

The income tax expense for the three months ended June 30, 2017 was $96,000, which was calculated at a 36.8% effective rate, compared to an income tax expense of $113,000 for the same period in 2016, which was calculated at a 34.4% effective rate.

Net Income

Income before taxes for the three months ended June 30, 2017, was $260,988 compared to income before taxes of $328,204 for the same period in 2016. Net income for the three months ended June 30, 2017 was $164,988 compared to net income of $215,204 for the same period in 2016. The basic income per share was $0.04 compared to income per share of $0.05 for the three months ended June 30, 2017 and 2016, respectively. There were no outstanding options or commons stock equivalents for the three months ended June 30, 2017 and 2016, respectively.

Results of Operations - Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

During the six months ended June 30, 2017, income from operations was $16,575 compared to income from operations of $96,650 for the six months ended June 30, 2016. The major components of revenues, cost of sales and selling, general and administrative expenses, and the reasons for changes in each, are discussed below.

Revenues

Revenues totaled $3,284,420 for the six months ended June 30, 2017 compared to $2,861,171 for the six months ended June 30, 2016.  The following table summarizes revenues for the six months ended June 30, 2017 and 2016, respectively:

	Six Months Ended June 30,
	2017	2016	2017	2016
			(percent of revenues)
System sales	$2,068,773	$1,842,487	63.0%	64.4%
License and maintenance fees	1,095,983	962,673	33.4%	33.6%
Other sales	119,664	56,011	3.6%	2.0%
Total revenues	$3,284,420	$2,861,171	100.0%	100.0%

During the six months ended June 30, 2017, the Company delivered three systems and three existing customers purchased additional products from the Company. During the same period in 2016, the Company delivered eight systems, of which the revenues from five of those installations were deferred to future periods.

Cost of Sales

Cost of sales for the six months ended June 30, 2017 increased to $1,074,997 from $758,486 for the six months ended June 30, 2016.  The following table summarizes our cost of sales for the six months ended June 30, 2017 and 2016, respectively:

	Six Months Ended June 30,
	2017	2016	2017	2016
			(percent of revenues)
System sales	$969,895	$685,063	29.5%	23.9%
License and maintenance fees	49,000	52,597	1.5%	1.8%
Other sales	56,102	20,826	1.7%	0.7%
Total cost of sales	$1,074,997	$758,486	32.7%	26.5%

Gross profit	$2,209,423	$2,102,685	67.3%	73.5%

The Company's gross profit was 67.3% and 73.5% for the six months ended June 30, 2017 and 2016, respectively. This decrease is primarily due to the higher mix of hardware sold with the systems during the six months ended June 30, 2017.

Selling, General and Administrative Expenses

For the six months ended June 30, 2017, selling, general and administrative expenses were $2,192,848 compared to $2,006,035 for the same period in 2016.   The increase of $186,813 is primarily related to a bad debt expense during the second quarter and ongoing fees related to the acquisition of gaming licenses in new jurisdictions in 2017.

Interest Income

For the six months ended June 30, 2017, interest income was $58,591 compared to $42,402 for the same period in 2016.  This increase is primarily related to more signed contracts that have financed payment plans in the current period.

Tax Provision

The income tax expense for the six months ended June 30, 2017 was $30,000, which was calculated at a 42.5% effective rate, compared to an income tax expense of $44,000 for the same period in 2016, which was calculated at a 36.0% effective rate.

Net Income

Income before taxes for the six months ended June 30, 2017, was $70,617 compared to income before taxes of $122,298 for the same period in 2016. Net income for the six months ended June 30, 2017 was $40,617 compared to net income of $78,298 for the same period in 2016. The basic income per share was $0.01 compared to income per share of $0.02 for the six months ended June 30, 2017 and 2016, respectively. There were no outstanding options or commons stock equivalents for the six months ended June 30, 2017 and 2016, respectively.

Backlog

The Company’s backlog generally consists of incomplete system installations and expansion of offerings for currently installed and supported systems.

The Company had four projects in its backlog at June 30, 2017, which includes three projects that were in the process of a field trial. The Company had two projects in its backlog as of June 30, 2016.

The Company is currently serving gaming establishments in twelve U.S. states, as well as countries in Central and South America, and the Caribbean. The Company aims to pursue further opportunities and strategic partnerships.

Liquidity and Capital Resources

The increase in cash flows for the six months ended June 30, 2017, compared with the same period in 2016 is related primarily to collection of income tax receivable, offset by changes in other working capital items, primarily work-in-process.

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

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of June 30, 2017.

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

As of June 30, 2017, our Chief Executive Officer / Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer / Chief Financial Officer concluded our disclosure controls and procedures were effective as of June 30, 2017.

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

Dated: August 14, 2017	Table Trac, Inc.
(Registrant)

	By:	/s/ Brian Hinchley
Brian Hinchley (Principal Executive Officer and Principal Financial and Accounting Officer)

- 16 -