Form 10-Q
period 2017-09-30
TABLE TRAC INC
filed 2017-11-13
CIK 1090396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017 or

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

As of November 13, 2017, the registrant had outstanding 4,511,965 shares of common stock, $.001 par value per share.

Table Trac, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TABLE TRAC, INC.

TABLE TRAC, INC.

CONDENSED BALANCE SHEETS

	September 30, 2017 (Unaudited)	December 31, 2016
ASSETS
CURRENT ASSETS
Cash	$541,072	$102,689
Accounts receivable, net of allowance for doubtful accounts of $181,473 at September 30, 2017 and $200,266 at December 31, 2016	3,786,280	2,807,323
Inventory	493,198	843,233
Prepaid expenses and other current assets	86,120	151,145
Income taxes receivable	18,373	175,856
TOTAL CURRENT ASSETS	4,925,043	4,080,246

LONG-TERM ASSETS
Patent, net	0	273
Property and equipment, net	83,013	33,426
Other long-term assets	1,041,605	1,291,519
Deferred tax asset	0	154,000
Long-term accounts receivable – financed contracts	1,595,053	1,421,330
TOTAL LONG-TERM ASSETS	2,719,671	2,900,548
TOTAL ASSETS	$7,644,714	$6,980,794

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$243,448	$473,336
Payroll liabilities	101,776	27,800
Current portion of notes payable	19,119	7,096
Deferred revenue - short-term	26,993	30,960
Deferred tax liability	0	914,000
TOTAL CURRENT LIABILITIES	391,336	1,453,192

LONG-TERM LIABILITIES
Notes payable, net of current portion	30,770	18,096
Deferred revenue - long-term	3,191,517	2,745,081
Deferred tax liability	954,000	0
TOTAL LIABILITIES	4,567,623	4,216,369

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 25,000,000 shares authorized: 4,656,734 shares issued, and 4,511,965 shares outstanding at September 30, 2017 and December 31, 2016	4,512	4,512
Additional paid-in capital	1,809,511	1,809,511
Retained earnings	1,409,428	1,096,762
	3,223,451	2,910,785
Treasury stock, 144,769 shares (at cost) at September 30, 2017 and December 31, 2016, respectively	(146,360)	(146,360)
TOTAL STOCKHOLDERS’ EQUITY	3,077,091	2,764,425

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,644,714	$6,980,794

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Revenues	$1,862,684	$1,159,530	$5,147,103	$4,020,700
Cost of sales	564,653	378,829	1,639,650	1,137,314
Gross profit	1,298,031	780,701	3,507,453	2,883,386
Operating expenses:
Selling, general and administrative	888,105	882,201	3,080,953	2,886,408
Income (loss) from operations	409,926	(101,500)	426,500	(3,022)
Loss on currency exchange	(1,595)	(3,281)	(7,644)	(20,035)
Interest income	24,718	29,324	83,310	71,725
Gain on sale of assets	0	0	1,500	0
Income (loss) before taxes	433,049	(75,457)	503,666	48,668
Income tax expense (benefit)	161,000	(844)	191,000	44,983
Net Income (loss)	$272,049	$(74,613)	$312,666	$3,685

Net income (loss) per share - basic and diluted	$0.06	$(0.02)	$0.07	$0.00

Weighted-average shares outstanding - basic and diluted	4,511,965	4,507,182	4,511,965	4,518,103

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended September 30,
	2017	2016

OPERATING ACTIVITIES
Net Income	$312,666	$3,685
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,995	16,854
Deferred income taxes	194,000	202,000
Bad debt expense	131,454	0
Gain on sale of asset	(1,500)	0
Stock issued for services	0	6,375
Changes in operating assets and liabilities:
Accounts receivable	(1,284,134)	(1,081,830)
Inventory	350,035	(25,648)
Prepaid expenses and other assets	314,939	(318,149)
Accounts payable and accrued expenses	(229,888)	139,268
Payroll liabilities	73,976	(7,577)
Deferred revenue	442,469	1,147,077
Income taxes receivable	157,483	(146,332)
Net cash provided by (used in) operating activities	483,495	(64,277)
INVESTING ACTIVITIES
Capital expenditures	(38,875)	0
Proceeds from sale of asset	1,500	0
Net cash used in investing activities	(37,375)	0
FINANCING ACTIVITIES
Payments on note payable	(7,737)	(5,412)
Repurchase of common stock	0	(36,356)
Net cash used in financing activities	(7,737)	(41,768)

NET INCREASE (DECREASE) IN CASH	438,383	(106,045)

CASH
Beginning of period	102,689	289,105
End of Period	$541,072	$183,060

Non-cash investing and financing activities:
Capital expenditure financed with note payable	$32,435	$0

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Nature of Business and Summary of Significant Accounting Policies –

Basis of Presentation

The accompanying unaudited condensed financial statements of Table Trac, Inc. (the “Company,” or “Table Trac”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of September 30, 2017 and the statements of operations for the three and nine months ended September 30, 2017 and 2016, and the statements of cash flows for the nine months ending September 30, 2017 and 2016 are unaudited but include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Table Trac Annual Report on Form 10-K for the year ended December 31, 2016.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company uses estimates and assumptions in accounting for the following significant matters, among others: revenue recognition, realizability of accounts receivable, the valuation of deferred tax assets and liabilities, deferred revenue and costs, and the valuation of inventory. Actual results could differ from those estimates.

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

Deferred System Sales Costs

Deferred system sales costs consist of installed system costs incurred on participation-based contracts. These costs are recognized on a straight-line basis over the term of the contract which is generally 18-48 months beginning when revenues are generated. At the end of the contract period, the customer will usually receive title to the system. These costs are the most significant component of other long-term assets on the balance sheet, and are $1,041,605 and $1,291,519 as of September 30, 2017 and December 31, 2016, respectively.

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

Major Customers

The following tables summarize major customer information for the nine months ended September 30, 2017 and 2016:

	For the Nine Months Ended September 30
	2017		2016
	% Revenues	% AR	% Revenues	% AR
A	9.6%	8.0%	12.4%	19.3%
B	0.5%	0.0%	5.0%	10.7%
C	15.1%	7.8%	19.9%	8.7%
D	1.7%	11.4%	0.0%	0.0%
E	7.9%	5.5%	0.0%	0.0%
F	7.5%	5.3%	0.0%	0.0%
All Others	57.7%	62.0%	62.7%	61.3%
Total	100.0%	100.0%	100.0%	100.0%

The Company does derive a portion of its revenue from foreign customers. For the nine month periods ending September 30, 2017 and 2016, sales to customers in South America represent 5.9% and 8.7% of total revenues, respectively.

The following tables summarize major customer information for the three months ended September 30, 2017 and 2016:

	For the Three Months Ended September 30
	2017	2016
	% Revenues	% Revenues
A	8.8%	14.7%
B	0.0%	17.3%
C	3.1%	1.8%
D	4.2%	0.0%
E	21.8%	0.0%
F	20.8%	0.0%
All Others	41.3%	66.2%
Total	100.0%	100.0%

For the three month periods ending September 30, 2017 and 2016, sales to customers in South America represent 4.9% and 10.2% of total revenues, respectively.

Inventory

Inventory, consisting of finished goods, is stated at the lower of cost or net realizable value. The average cost method, which approximates the first in, first out method, is used to value inventory. Inventory is reviewed annually for the lower of cost or net realizable value and obsolescence. Any material cost found to be above net realizable value or considered obsolete is written down accordingly. The inventory value as of September 30, 2017 was $493,198, which included work-in-process of $2,542. The inventory value was $843,233 as of December 31, 2016, which included work-in-process of $141,238. The Company had no obsolescence reserve at September 30, 2017 or December 31, 2016.

Research and Development

The Company expenses all costs related to research and development as incurred. Research and development expense was $4,452 and $8,654 for the three months ended September 30, 2017 and 2016, and $36,157 and $30,793 for the nine months ended September 30, 2017 and 2016, respectively. Research and development expenses are included in selling, general and administrative expenses on the statements of operations.

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

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. As a result of our prospective adoption of this guidance on January 1, 2017, all deferred tax assets and liabilities have been classified as noncurrent on our condensed balance sheet at September 30, 2017, while our balance sheet at December 31, 2016 reflects classifications of deferred tax assets and liabilities in accordance with previous GAAP. The adoption of this guidance had no impact on our results of operations or cash flows.

Recently Issued Accounting Pronouncements

In May 2014, and amended in July 2015, FASB issued guidance creating Accounting Standards Codification (“ASC”) Section 606, “Revenue from Contracts with Customers.” The new section will replace Section 605, “Revenue Recognition” and creates modifications to various other revenue accounting standards for specialized transactions and industries. The section is intended to conform revenue accounting principles to a concurrently issued International Financial Reporting Standards with previously differing treatment between United States practice and those of much of the rest of the world, as well as, to enhance disclosures related to disaggregated revenue information. The updated guidance is effective for annual reporting periods beginning on or after December 15, 2017, and interim periods within those annual periods. The Company will adopt the new provisions of this accounting standard at the beginning of 2018. The Company anticipates this guidance will not have a material impact on its financial statements.

2.	Accounts Receivable –

Accounts receivable consisted of the following at:

	September 30, 2017	December 31, 2016
Accounts receivable under normal 30 day terms	$2,229,362	$979,564
Financed contracts:
Current portion of long-term	1,738,391	2,028,025
Long-term, net of current portion	1,595,053	1,421,330
Total accounts receivable	5,562,806	4,428,919
Less allowance for doubtful accounts	(181,473)	(200,266)
Accounts receivable, net	$5,381,333	$4,228,653
Presented on the balance sheet as:
Accounts receivable, net	$3,786,280	$2,807,323
Long-term accounts receivable - financed contracts	1,595,053	1,421,330

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

Accounts receivable includes financed contracts at September 30, 2017 and December 31, 2016 which are $3,340,732 and $3,449,355, respectively, offset by deferred revenues on the balance sheets of $3,191,517 and $2,745,081, respectively.

A roll-forward of the Company’s allowance for doubtful accounts is as follows:

	September 30, 2017	December 31, 2016
Accounts receivable allowance, beginning of year	$200,266	$185,397
Provision adjustment	(18,793)	14,869
Write-off	0	0
Accounts receivable allowance, end of period	$181,473	$200,266

The allowance for doubtful accounts is $148,370 and $200,266 for the trade receivables at September 30, 2017 and December 31, 2016, respectively, and $33,103 and $0 for the financed contracts at September 30, 2017 and December 31, 2016, respectively.

In addition, during the second quarter of 2017, the Company incurred bad debt expense related to a direct write-off for a customer that notified the Company of their inability to pay of approximately $150,000. This customer was not previously included in the allowance. The Company has determined this customer’s amount to be fully uncollectable.

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

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Based on its evaluation, the Company believes that it has no significant unrecognized tax positions. The Company’s evaluation was performed for the tax years ended December 31, 2013 through 2016, which are the tax years that remain subject to examination by major tax jurisdictions as of September 30, 2017. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to its financial results. In accordance with current guidance, the Company classifies interest and penalties as income tax expense is incurred.

4.	Earnings Per Share –

The Company computes earnings per share under two different methods, basic and diluted, and presents per-share data for all periods in which statements of operations are presented. Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding. The Company had no common stock equivalents outstanding for the periods ending September 30, 2017 or 2016.

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the nine months ended September 30, 2017 and 2016:

	For the Nine Months Ended September 30,
	2017	2016
Basic and diluted earnings per share calculation:
Net income to common stockholders	$312,666	$3,685
Weighted average number of common shares outstanding	4,511,965	4,518,103
Basic and diluted net income per share	$0.07	$0.00

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted income (loss) per share for the three months ended September 30, 2017 and 2016:

	For the Three Months Ended September 30,
	2017	2016
Basic and diluted earnings per share calculation:
Net income (loss) to common stockholders	$272,049	$(74,613)
Weighted average number of common shares outstanding	4,511,965	4,507,182
Basic and diluted net income (loss) per share	$0.06	$(0.02)

5.	Foreign Currency Exchange Rate Risk

The Company is exposed to foreign currency risks that arise from some of its foreign customers in Colombia, transacted in Colombia pesos. In addition, exchange rate fluctuations may cause our international results to fluctuate when translated into U.S. dollars. These risks may change over time as business practices evolve and could have an impact on the Company’s financial results in the future due to the long term nature of the Company’s accounts receivable in Colombia, which totaled approximately $166,000 and $384,000 at September 30, 2017 and December 31, 2016, respectively. The Company monitors its risk associated with the volatility of certain foreign currencies against the U.S. dollar.

6.	Commitment and Contingencies

The Company has an agreement with a contractor to design and execute on a sales and marketing strategy for the Company in key Latin American and Caribbean gaming jurisdictions. The agreement currently expires December 31, 2017, unless terminated earlier in accordance with the terms of the agreement. The remaining commitment as of September 30, 2017 is approximately $19,000.

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

During the third quarter of 2017, the Company delivered seven casino management systems. At the end of the quarter, the Company had casino management systems, table games management systems and ancillary products installed with on-going support and maintenance contracts with 83 operators representing 130 sites worldwide. The Company also received formal approval of completion of the field trials in Nevada during August, and installed systems in Maryland for the first time.

Results of Operations - Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

During the three months ended September 30, 2017, income from operations was $409,926 compared to a loss from operations of $101,500 for the three months ended September 30, 2016. The major components of revenues, cost of sales and selling, general and administrative expenses, and the reasons for changes in each, are discussed below.

Revenues

Revenues totaled $1,862,684 for the three months ended September 30, 2017 compared to $1,159,530 for the three months ended September 30, 2016.  The following table summarizes our revenues for the three months ended September 30, 2017 and 2016, respectively:

	Three Months Ended September 30,
	2017	2016	2017	2016
			(percent of revenues)
System sales	$1,260,372	$593,588	67.7%	51.2%
License and maintenance fees	559,624	524,029	30.0%	45.2%
Other sales	42,688	41,913	2.3%	3.6%
Total revenues	$1,862,684	$1,159,530	100.0%	100.0%

During the three months ended September 30, 2017, the Company delivered seven systems. Most of the revenues for five of the installations were deferred to future periods, since a substantial amount is not due within 12 months. During the same period in 2016, the Company delivered one system, of which the revenue for that system sale was deferred to future periods. In the periods presented, the Company continues to recognize revenue as payments become due for systems that were previously installed and for which revenue was deferred.

Cost of Sales

Cost of sales increased to $564,653 for the three months ended September 30, 2017 from $378,229 for the three months ended September 30, 2016 due to increased corresponding sales.  The following table summarizes our cost of sales for the three months ended September 30, 2017 and 2016, respectively:

	Three Months Ended September 30,
	2017	2016	2017	2016
			(percent of revenues)
System sales	$523,667	$330,301	28.1%	28.5%
License and maintenance fees	23,250	25,206	1.2%	2.2%
Other sales	17,736	23,322	1.0%	2.0%
Total cost of sales	$564,653	$378,829	30.3%	32.7%

Gross profit	$1,298,031	$780,701	69.7%	67.3%

The Company's gross profit was 69.7% and 67.3% for the three months ended September 30, 2017 and 2016, respectively.

Selling, General and Administrative Expenses

For the three months ended September 30, 2017, selling, general and administrative expenses were $888,105 compared to $882,201 for the same period in 2016.   These expenses held steady due to the fact they generally do not vary with the level of revenue.

Interest Income

For the three months ended September 30, 2017, interest income was $24,718 compared to $29,324 for the same period in 2016.  This decrease is primarily related to a larger amount of installment payments collected during the third quarter in 2016.

Tax Provision

The income tax expense for the three months ended September 30, 2017 was $161,000, which was calculated at a 37.2% effective rate, compared to an income tax benefit of $844 for the same period in 2016, which was calculated at a 1.1% effective rate.

Net Income (loss)

Income (loss) before taxes for the three months ended September 30, 2017, was $433,049 compared to a loss before taxes of $75,457 for the same period in 2016. Net income for the three months ended September 30, 2017 was $272,049 compared to net loss of $74,613 for the same period in 2016. The basic income per share was $0.06 compared to a loss per share of $0.02 for the three months ended September 30, 2017 and 2016, respectively. There were no outstanding options or commons stock equivalents for the three months ended September 30, 2017 and 2016, respectively.

Results of Operations - Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

During the nine months ended September 30, 2017, income from operations was $426,500 compared to a loss from operations of $3,022 for the nine months ended September 30, 2016. The major components of revenues, cost of sales and selling, general and administrative expenses, and the reasons for changes in each, are discussed below.

Revenues

Revenues totaled $5,147,103 for the nine months ended September 30, 2017 compared to $4,020,700 for the nine months ended September 30, 2016.  The following table summarizes revenues for the nine months ended September 30, 2017 and 2016, respectively:

	Nine Months Ended September 30,
	2017	2016	2017	2016
			(percent of revenues)
System sales	$3,329,144	$2,436,074	64.7%	60.6%
License and maintenance fees	1,655,607	1,486,702	32.2%	37.0%
Other sales	162,352	97,924	3.1%	2.4%
Total revenues	$5,147,103	$4,020,700	100.0%	100.0%

During the nine months ended September 30, 2017, the Company delivered ten systems and three existing customers purchased additional products from the Company. Most of the revenues from eight of these installations was deferred to future periods. During the same period in 2016, the Company delivered nine systems, of which most of the revenues from six of those installations were deferred to future periods.

Cost of Sales

Cost of sales for the nine months ended September 30, 2017 increased to $1,639,650 from $1,137,314 for the nine months ended September 30, 2016.  The following table summarizes our cost of sales for the nine months ended September 30, 2017 and 2016, respectively:

	Nine Months Ended June 30,
	2017	2016	2017	2016
			(percent of revenues)
System sales	$1,494,517	$1,018,087	29.0%	25.3%
License and maintenance fees	72,250	78,302	1.4%	1.9%
Other sales	72,883	40,925	1.4%	1.0%
Total cost of sales	$1,639,650	$1,137,314	31.8%	28.2%

Gross profit	$3,507,453	$2,883,386	68.2%	71.8%

The Company's gross profit was 68.2% and 71.8% for the nine months ended September 30, 2017 and 2016, respectively. This decrease is primarily due to the higher mix of hardware sold with the systems during the nine months ended September 30, 2017.

Selling, General and Administrative Expenses

For the nine months ended September 30, 2017, selling, general and administrative expenses were $3,080,953 compared to $2,886,408 for the same period in 2016.   The increase of $194,545 is primarily related to a bad debt expense during the second quarter and ongoing fees related to the acquisition of gaming licenses in new jurisdictions in 2017.

Interest Income

For the nine months ended September 30, 2017, interest income was $83,310 compared to $71,725 for the same period in 2016.  This increase is primarily related to more signed contracts that have financed payment plans in the current period.

Tax Provision

The income tax expense for the nine months ended September 30, 2017 was $191,000, which was calculated at a 37.9% effective rate, compared to an income tax expense of $44,983 for the same period in 2016, which was calculated at a 92.4% effective rate.

Net Income

Income before taxes for the nine months ended September 30, 2017, was $503,666 compared to income before taxes of $48,668 for the same period in 2016. Net income for the nine months ended September 30, 2017 was $312,666 compared to net income of $3,685 for the same period in 2016. The basic income per share was $0.07 compared to income per share of $0.00 for the nine months ended September 30, 2017 and 2016, respectively. There were no outstanding options or commons stock equivalents for the nine months ended September 30, 2017 and 2016, respectively.

Backlog

The Company’s backlog generally consists of incomplete system installations and expansion of offerings for currently installed and supported systems.

The Company had one project in its backlog at September 30, 2017. The Company had three projects in its backlog as of September 30, 2016.

The Company is currently serving gaming establishments in thirteen U.S. states, as well as countries in Central and South America, and the Caribbean. The Company aims to pursue further opportunities and strategic partnerships.

Liquidity and Capital Resources

The increase in cash flows for the nine months ended September 30, 2017, compared with the same period in 2016 is related primarily to the increase in net income, and collection of income tax receivable, offset by changes in other working capital items, primarily work-in-process.

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

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of September 30, 2017.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer / Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

As of September 30, 2017, our Chief Executive Officer / Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer / Chief Financial Officer concluded our disclosure controls and procedures were effective as of September 30, 2017. There were no changes in our internal controls over financial reporting during our most recently completed reporting period that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibit	Description

3.1	Articles of Incorporation, filed with the Nevada Secretary of State on June 2, 1995 (incorporated by reference to Exhibit 3 to the registrant’s registration statement on Form 10SB-12G filed on December 6, 1999).

3.2	Amendment to Articles of Incorporation, filed with the Nevada Secretary of State on January 26, 2013 (incorporated by reference to Exhibit 3.2 to the registrant's annual report on Form 10-K filed on March 31, 2011).

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to the registrant’s annual report on Form 10-K filed on March 31, 2011).

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith ).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 13, 2017	Table Trac, Inc.
(Registrant)

By:	/s/ Brian Hinchley
Brian Hinchley (Principal Executive Officer and Principal Financial and Accounting Officer)

- 17 -