Form 10-K
period 2017-12-31
TABLE TRAC INC
filed 2018-03-30
CIK 1090396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2017 was approximately $2.8 million based on the closing sales price of the registrant’s common stock on that date ($1.00 per share). As of March 30, 2018, the Company had outstanding 4,511,965 shares of common stock, $0.001 par value.

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

TABLE TRAC INSTALLATIONS

Table Trac currently has casino management systems, table games management systems and ancillary products installed with on-going support and maintenance contracts at 86 casino operators in over 130 casinos worldwide in the U.S., Caribbean, Central and South America.

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

EMPLOYEES

As of December 31, 2017, the Company had 22 full-time equivalents with an employee headcount of 22, and engaged the services of one contract specialist during the course of the year.

GOVERNMENT REGULATIONS

The gaming and lottery industries are generally subject to extensive and evolving regulation that customarily includes some form of licensing or regulatory screening of suppliers, manufacturers and distributors and their applicable affiliates, their major shareholders, officers, directors and key employees. In addition, certain of our gaming products and technologies must be certified or approved in certain jurisdictions in which we operate. Regulators review many facets of an applicant or holder of a license, including its financial stability, integrity and business experience. Any failure to receive a license or the loss of a license that we currently hold could have a material adverse effect on us or on our results of operations, cash flow or financial condition.

While we believe that we are in compliance with all material gaming and lottery laws and regulatory requirements applicable to us, we cannot assure that our activities or the activities of our customers will not become the subject of any regulatory or law enforcement proceeding or that any such proceeding would not have a material adverse impact on us or our results of operations, cash flow or financial condition.

RECENT DEVELOPMENTS

The Company signed thirteen new customer contracts in 2017 and expanded the Company’s presence in California, South Dakota, Oklahoma, Washington and Texas and entered new territories in Maryland and Nevada. At the end of 2017, the Company had casino management systems, table games management systems and ancillary products installed with on-going support and maintenance contracts with 86 casino operators in over 130 casinos worldwide.

At the Company’s annual shareholder meeting in October 2017, the Company’s shareholders re-elected Steven A. Browne, Louis Fornetti, and Gary Loebig as its independent board members; along with two of the Company’s current or former officers, Chad Hoehne, Table Trac’s, President, Chief Technical Officer and founder, and now its Chief Executive Officer, and Brian Hinchley, the Company’s former Chief Executive Officer and Chief Financial Officer. The board re-elected Mr. Browne as Chairman of the Board, while Mr. Fornetti and Mr. Loebig were re-elected to serve as chairmen of the audit and compensation committees, respectively.

On November 16, 2017, the Nevada Gaming Commission voted to reject Brian Hinchley’s individual application for licensure as Chief Executive Officer, Chief Financial Officer and a director of the Company. Pursuant to Nevada Revised Statute 463.220, the rejection of an application is not a determination of suitability. Mr. Hinchley’s application was not denied by the Nevada Gaming Commission and he was permitted to remain an employee of the Company and may re-apply for licensure at any time in Nevada. Further, this vote had no effect on the Company’s licensure with the State of Nevada, which was originally obtained on August 25, 2016.

As a result, on November 17, 2017, Mr. Hinchley resigned his positions as Chief Executive Officer and Chief Financial Officer and stepped down from the Company’s Board of Directors. On November 20, 2017, the Company appointed Chad Hoehne, to serve as the Company’s Chief Executive Officer and interim Chief Financial Officer. On January 8, 2018, the Board of Directors appointed Randy W. Gilbert as the Company’s Chief Financial Officer.

During 2017, the Company participated in several key industry trade shows and conferences, including the ICE Gaming Show, the Caribbean Gaming Show, the National Indian Gaming Association Trade Show and Conference, the Gaming Technology Summit, the Midwest Gaming Conference, the Oklahoma Indian Gaming Association Trade Show and Conference, Raving’s Casino Marketing Conference and Table Games Conference, and Global Gaming Expo (G2E), the industry’s premier event. The Company also holds licenses in Colorado and Nevada, which will allow the Company to pursue sales in these territories.

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

We may have a difficult time enforcing our contracts with Central America, South America, the Caribbean and Native American tribes and the casinos they operate. These customers may enjoy significant immunity or impracticality from suit. For instance, in order to sue a Native American tribe (or an agency or instrumentality of a Native American tribe); the Native American tribe must have effectively waived its sovereign immunity with respect to the matter in dispute. While we always seek the waivers of immunity initially, they may not always become a part of our final contracts with Native American tribes. Without a waiver, limited or otherwise, of the tribe’s sovereign immunity, our ordinary rights and remedies (such as our right to enter Native American lands to retrieve our property in the event of a breach of contract by the tribal party to that contract, or our right to enforce any outside judgment against such tribal party) will not likely be enforceable.

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

Our success depends in a significant part upon the continued service of certain senior management, and other key personnel. In particular, we are materially dependent upon the services of Chad Hoehne, the Company’s Chief Executive Officer, President and Chief Technology Officer. If Mr. Hoehne should no longer serve the Company in his present capacities it would likely have a materially adverse impact on our business, financial condition and operations. Presently, the Company does not have an employment agreement with Mr. Hoehne, though the Company has secured “key person” term life insurance covering the life of Mr. Hoehne.

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

We are dependent on a contractor in Colombia

The Company relies on a contractor to promote, support and keep accounting records for its customers in Colombia. The Company provides secondary support to the Colombian contractor, as needed, and receives regular reporting of the sales in the territory. The Company monitors the risk and the contractor agreement is currently on a month-to-month basis. The loss of this contract relationship could negatively affect the Company’s business in Colombia.

Any disruption in our software and related information technology systems due to a cyber incident could adversely affect our business and operating results.

We rely on our software and related information technology systems to operate our business. We are also exposed to the risk of cyber incidents in the ordinary course of business. Cyber incidents may be deliberate attacks for the theft of intellectual property or other sensitive information or may be the result of unintentional actions or events. We have information technology security initiatives and recovery plans in place to mitigate our risk to these vulnerabilities, but these measures may not be adequate, or implemented properly, or executed timely to ensure that our operations are not disrupted. Potential risks associated with a material cyber incident include loss of intellectual property, impairment of our ability to conduct our operations, disruption of our customers’ operations, damage to our reputation, litigation, and increased cyber security protection and remediation costs. Such consequences could adversely affect our business, results of operations or financial condition.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The Company has a lease on corporate office space in Minnetonka, Minnesota and took possession of the leased space in January 2011. On July 1, 2016, the lease was renewed for another 5 years and will expire on June 30, 2021, and includes over 4,400 square feet of office and warehouse space. The monthly rent payment is approximately $3,670 with periodic escalators to approximately $4,090 per month, excluding operating expenses. The Company believes this space is adequate for its current business needs.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information: The Company’s common stock is quoted for trading on the OTCQB over-the-counter quotation service under the symbol “TBTC.” The OTCQB is a middle-tier quotation marketplace operated by OTC Markets (formerly known as The Pink Sheets). Prior to February 22, 2011, the Company’s common stock had been quoted for trading on the over-the-counter bulletin board (the OTCBB) under the trading symbol TBTC.OB. The following table sets forth the high and low bid prices for our common stock as reported by the OTCQB in 2017 and 2016. These quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions. Trading in the Company’s common stock during the period represented was sporadic, exemplified by low trading volume and many days during which no trades occurred.

	2017
Price per Share Calendar Year	High	Low
Annual Price per Share	$2.55	$0.51
First Quarter, January -March	$1.81	$1.20
Second Quarter, April - June	$1.83	$0.51
Third Quarter, July - September	$2.41	$1.45
Fourth Quarter, October - December	$2.55	$1.71

	2016
Price per Share Calendar Year	High	Low
Annual Price per Share	$1.55	$0.70
First Quarter, January -March	$0.99	$0.70
Second Quarter, April - June	$1.55	$0.77
Third Quarter, July - September	$1.50	$0.85
Fourth Quarter, October - December	$1.50	$1.25

Holders: As of March 30, 2018, the Company had outstanding 4,511,965 shares of common stock held by approximately 64 holders of record.

Dividends: No dividends were declared or paid in 2017 or 2016, and the Company does not expect to pay dividends in the near future.

Unregistered Sales of Securities: During 2017, the Company did not make any issuances or sales of unregistered securities:

Repurchase of Common stock: In 2017 the Company did not repurchase any shares.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash position at December 31, 2017 was $1,322,743, an increase of $1,220,054 from $102,689 at December 31, 2016. Management believes that the Company has adequate cash to meet its obligations and continue operations for both existing customer contracts and ongoing product development for at least the next 12 months from the date of this filing. The Company presently has no bank line of credit or other financing arrangements for general corporate use. As a result, its primary sources of liquidity are cash, receivables and potentially other current assets. Management is not aware of any trends or any known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the registrant’s liquidity increasing or decreasing in any material way.

Net cash flows provided by operating activities during the year ended December 31, 2017 were $1,315,054 compared with net cash flows used in operating activities of $141,942 for the same period in 2016. This change of $1,456,996 was caused primarily by the net income in 2017 of $583,051 compared to a net income during 2016 of $142,851 and the increase of deferred revenue recognized in 2017 of $555,899 compared to a decrease of $152,236 for the same period in 2016.

Net cash used in investing activities was $37,375 during the year ended December 31, 2017, compared to $0 for the same period in 2016. This change of $37,375 was caused primarily by the purchase of a vehicle in 2017.

Net cash used in financing activities was $57,625 during the year ended December 31, 2017, compared to $44,474 for the same period in 2016. This change of $13,151 was caused primarily by paying off the vehicle loans.

On December 31, 2017, total stockholders’ equity was $3,347,476 compared to $2,764,425 in 2016, which is an increase of $583,051 or 20.6% which increase resulted from an increase in net income from operations.

The Company’s core operations are not capital intensive. The basic product of the Company is computer software developed by its employees. Most manufacturing is done after the Company receives an order, so there is not a material product inventory held by the Company.

RESULTS OF OPERATIONS, YEAR ENDED DECEMBER 31, 2017 COMPARED TO YEAR ENDED DECEMBER 31, 2016

The most significant events that affected the 2017 results of operations were the Company’s (1) installation of thirteen casino management systems at eight operating entities; (2) and the expansion into the Nevada and Maryland markets.

During 2017, the Company delivered product with a value of approximately $4,200,000 for new contracts at the respective contract dates. However, approximately $1,700,000 of the revenue for these system sales was deferred, and will be recognized in future periods, since a substantial amount is not due within 12 months. As a result, those contracts, along with the related maintenance, is expected to add approximately $57,000 each month to the existing recurring revenue.

A breakout of revenue by type is as follows:

	For the Years Ended December 31,
	2017	2016	2017	2016
			(percent of revenues)
System sales	$3,926,420	$3,735,383	61.5%	64.0%
License and maintenance fees	2,269,840	1,998,912	35.6%	34.2%
Other sales	184,107	102,087	2.9%	1.8%
Total revenues	$6,380,367	$5,836,382	100.0%	100.0%

Revenues increased from $5,836,382 in 2016 to $6,380,367 in 2017. This 9.3% increase of $543,985 was due to more and larger installations in 2017 compared to 2016. System sales revenues increased from $3,735,383 in 2016 to $3,926,420 in 2017, a 5.1% increase of $191,037, due to more and larger system installations in 2017 compared to 2016. Ongoing maintenance revenue increased from $1,998,912 in 2016 to $2,269,840 in 2017, a 13.6% increase of $270.928, due to our high customer retention rate along with new accounts added during 2017. Other sales, which includes Cash IO kiosk sales, promotional kiosk software sales, and rental sales has increased from $102,087 in 2016 to $184,107 in 2017, an 80.3% increase of $82,020 due to higher sales of third party products.

During 2017, the Company delivered thirteen systems domestically and in Central America. Some of the revenue for the installations was deferred, and will be recognized in future periods, since a substantial amount is not due within 12 months. During 2016, the Company delivered twelve systems.

Cost of sales increased to $1,948,175 in 2017 from $1,656,239 in 2016. The increase of $291,936 was primarily due to higher revenues in 2017 compared to 2016.

A breakout of cost of sales by type is as follows:

	For the Years Ended December 31,
	2017	2016	2017	2016
			(percent of revenues)
System sales	$1,768,740	$1,518,241	27.2%	26.0%
License and maintenance fees	96,500	96,505	1.5%	1.7%
Other sales	82,935	41,493	1.3%	0.7%
Total cost of sales	$1,948,175	$1,656,239	30.5%	28.4%

The gross margin in 2017 was $4,432,192 or 69.5% of sales compared with $4,180,143 or 71.6% of sales in 2016.

Deferred revenues – short-term decreased to $18,168 in 2017 from $30,960 in 2016. The balance represents down payments received for system installations on order at year-end and annual payments of maintenance. The deferred revenue is non-refundable and is recognized as revenue when the system installations are completed or as invoices are due.

Deferred revenues – long-term increased to $3,313,772 in 2017 from $2,745,081 in 2016. The balance represents systems which have been installed under contracts that have been signed and invoiced, but revenue will be recognized and cash collected monthly over multiple years. The increase of $568,691 in 2017 represents multiple contracts that were signed and installed during the year combined with the contracts installed in 2016 which had deferred revenue remaining as of December 31, 2017.

Total operating expenses increased to $4,107,117 in 2017 from $3,976,211 in 2016. This 3.3% increase of $130,906 was primarily due to higher revenues in 2017 compared to 2016.

The income tax benefit was $166,000 in 2017, for an effective rate of (39.8) %, compared to a provision for income tax expense of $136,000 for an effective rate of 48.8% in 2016. The change in rates is primarily due to the Tax Reform and Job Acts of 2017.

The net income for 2017 was $583,051 compared to net earnings of $142,851 for 2016, which is an increase of $440,200.

The basic and diluted earnings per share in 2017 were $0.13 compared to earnings per share of $0.03 in 2016.

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

Inventory

Inventory, consisting of finished goods, is stated at the lower of cost or net realizable value. The average cost method (which approximates first in, first out method) is used to value inventory. Inventory is reviewed annually for the lower of cost or net realizable value and obsolescence. Any material cost found to be above market value or considered obsolete is written down accordingly. The Company had no obsolescence reserve at December 31, 2017 and 2016.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Table Trac, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Table Trac, Inc. (the Company) as of December 31, 2017 and 2016, and the related statements of operations, stockholders’ equity, and cash flows for each of the years then ended, and the related notes to the financial statements. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Boulay PLLP

We have served as the Company’s auditor since 2015.

Minneapolis, Minnesota

March 30, 2018

TABLE TRAC, INC.

BALANCE SHEETS

	December 31, 2017	December 31, 2016
ASSETS
CURRENT ASSETS
Cash	$1,322,743	$102,689
Accounts receivable, net of allowance for doubtful accounts of $181,473 at December 31, 2017 and $200,266 at December 31, 2016	3,053,280	2,807,323
Inventory	466,207	843,233
Prepaid expenses and other current assets	464,385	151,145
Income taxes receivable	0	175,856
TOTAL CURRENT ASSETS	5,306,615	4,080,246

LONG-TERM ASSETS
Patent, net	0	273
Property and equipment, net	71,786	33,426
Other long-term assets	967,092	1,291,519
Deferred tax asset	0	154,000
Long-term accounts receivable – financed contracts	1,515,120	1,421,330
TOTAL LONG-TERM ASSETS	2,553,998	2,900,548
TOTAL ASSETS	$7,860,613	$6,980,794

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$635,112	$473,336
Payroll liabilities	30,085	27,800
Current portion of notes payable	0	7,096
Deferred revenue - short-term	18,168	30,960
Deferred tax liability	0	914,000
TOTAL CURRENT LIABILITIES	683,365	1,453,192

LONG-TERM LIABILITIES
Notes payable, net of current portion	0	18,096
Deferred revenue - long-term	3,313,772	2,745,081
Deferred tax liability	516,000	0
TOTAL LIABILITIES	4,513,137	4,216,369

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 25,000,000 shares authorized: 4,656,734 shares issued, and 4,511,965 shares outstanding at December 31, 2017 and December 31, 2016	4,512	4,512
Additional paid-in capital	1,809,511	1,809,511
Retained earnings	1,679,813	1,096,762
	3,493,836	2,910,785
Treasury stock, 144,769 shares (at cost) at December 31, 2017 and December 31, 2016	(146,360)	(146,360)
TOTAL STOCKHOLDERS’ EQUITY	3,347,476	2,764,425

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,860,613	$6,980,794

The accompanying notes are an integral part of these financial statements.

TABLE TRAC, INC.

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2017	2016

Revenues	$6,380,367	$5,836,382
Cost of sales	1,948,175	1,656,239
Gross profit	4,432,192	4,180,143
Operating expenses:
Selling, general and administrative	4,107,117	3,976,211
Income from operations	325,075	203,932
Loss on currency exchange	(10,912)	(23,615)
Interest income	102,888	98,534
Income before taxes	417,051	278,851
Income tax expense (benefit)	(166,000)	136,000
Net income	$583,051	$142,851

Net income per share - basic and diluted	$0.13	$0.03

Weighted-average shares outstanding - basic and diluted	4,511,965	4,516,171

The accompanying notes are an integral part of these financial statements.

TABLE TRAC, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock Outstanding		Additional
	Number of	Par	Paid-in	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total
BALANCE, DECEMBER 31, 2015	4,533,265	$4,534	$1,806,526	$953,911	$(123,542)	$2,641,429
Common stock awarded to board member from treasury for 2016	15,000	15	2,985	0	13,500	16,500
2016 Shares repurchased into treasury	(36,300)	(37)	0	0	(36,318)	(36,355)
2016 Net income	0	0	0	142,851	0	142,851
BALANCE, DECEMBER 31, 2016	4,511,965	$4,512	$1,809,511	$1,096,762	$(146,360)	$2,764,425
2017 Net income	0	0	0	583,051	0	583,051
BALANCE, DECEMBER 31, 2017	4,511,965	$4,512	$1,809,511	$1,679,813	$(146,360)	$3,347,476

The accompanying notes are an integral part of these financial statements.

TABLE TRAC, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2017	2016

OPERATING ACTIVITIES
Net income	$583,051	$142,851
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,222	22,473
Deferred income taxes	(244,000)	294,000
Bad debt expense	131,454	14,869
Gain on sale of asset	(1,500)	0
Stock issued for services	0	16,500
Changes in operating assets and liabilities:
Accounts receivable	(471,201)	(179,307)
Inventory	377,026	(187,096)
Prepaid expenses and other assets	11,186	(64,698)
Accounts payable and accrued expenses	99,149	60,101
Payroll liabilities	2,285	(1,644)
Deferred revenue	555,899	(152,236)
Income taxes receivable and payable	238,483	(107,755)
Net cash provided by (used in) operating activities	1,315,054	(141,942)
INVESTING ACTIVITIES
Capital expenditures	(38,875)	0
Proceeds from sale of asset	1,500	0
Net cash used in investing activities	(37,375)	0
FINANCING ACTIVITIES
Payments on notes payable	(57,625)	(8,119)
Repurchase of common stock	0	(36,355)
Net cash used in financing activities	(57,625)	(44,474)

NET INCREASE (DECREASE) IN CASH	1,220,054	(186,416)

CASH
Beginning of period	102,689	289,105
End of Period	$1,322,743	$102,689

Non-cash investing and financing activities:
Capital expenditure financed with note payable	$32,435	$0

The accompanying notes are an integral part of these financial statements.

TABLE TRAC INC.

Notes to Financial Statements

December 31, 2017 and 2016

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates these estimates, including those related to revenue recognition, bad debts, valuation of inventory, and deferred income taxes. Actual results could differ from those estimates.

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

Major Customers

The following table summarizes significant customer information for the years ended December 31, 2017 and 2016:

	For the Years ended December 31
	2017		2016
	% Revenues	% AR	% Revenues	% AR
A	10.4%	6.5%	11.4%	19.8%
B	12.8%	0.0%	14.1%	8.2%
C	2.2%	12.9%	0.0%	0.0%
All Others	74.6%	80.6%	74.5%	72.0%
Total	100.0%	100.0%	100.0%	100.0%

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

Deferred System Sales Costs

Deferred system sales costs consist of installed system costs incurred on participation-based contracts. These costs are recognized on a straight-line basis over the term of the contract which is generally 18-48 months beginning when revenues are generated. At the end of the contract period, the customer will typically receive title to the system. These costs are included in other long-term assets on the balance sheet, and are $967,092 and $1,291,519 as of December 31, 2017 and 2016, respectively.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company held no cash equivalents at December 31, 2017 or 2016.

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

Inventory

Inventory, consisting of finished goods, is stated at the lower of cost or net realizable value. The average cost method (which approximates the first in, first out method) is used to value inventory. Inventory is reviewed annually for the lower of cost or net realizable value and obsolescence. Any material cost found to be above market value or considered obsolete is written down accordingly. The total inventory value was $466,207 and $843,233 as of December 31, 2017 and 2016, respectively, which included work-in-process of $0 and $141,238 as of December 31, 2017 and 2016, respectively, and the remaining amount is comprised of finished goods. The Company had no obsolescence reserve at December 31, 2017 and 2016. At December 31, 2017 the Company recorded a prepayment for inventory yet to be received of approximately $362,000 as a component of prepaid expenses and other current assets.

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

Income Taxes

Income taxes are provided for using the liability method of accounting. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment. At December 31, 2017, the Company recorded an income tax payable of approximately $63,000 as a component of accounts payable and accrued expenses.

The Company accounts for income taxes pursuant to Financial Accounting Standards Board (FASB) guidance. This guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than not (a greater than 50 percent likelihood of being realized) to be sustained upon examination by taxing authorities. The Company believes its income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves, or related accruals for interest and penalties have been recorded at December 31, 2017 and 2016. In accordance with the guidance, the Company has adopted a policy under which, if required to be recognized in the future, interest and penalties related to the underpayment of income taxes will be classified in income taxes in the statements of operations. The Company has three open years of tax returns subject to examination starting with 2014.

Research and Development

Expenditures for research and product development costs are expensed as incurred. Research and development expenses were $46,686 and $76,155 for the years ended December 31, 2017 and 2016, respectively, and is included in selling, general and administrative expenses on the statements of operations.

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

Basic and Diluted Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average shares outstanding during the reporting period. Diluted earnings per share is computed similar to basic earnings per share except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options or warrants, if dilutive. The number of additional shares is calculated by assuming that outstanding stock options or warrants were exercised and that the proceeds from the exercise were used to acquire shares of common stock at the average market price during the reporting period (See Note 7).

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

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. As a result of our prospective adoption of this guidance on January 1, 2017, all deferred tax assets and liabilities have been classified as noncurrent on our balance sheet at December 31, 2017, while our balance sheet at December 31, 2016 reflects classifications of deferred tax assets and liabilities in accordance with previous GAAP. The adoption of this guidance had no impact on our results of operations or cash flows.

Recently Issued Accounting Pronouncements

In May 2014, and amended in July 2015, FASB issued guidance creating Accounting Standards Codification (“ASC”) Section 606, “Revenue from Contracts with Customers.” The new section will replace Section 605, “Revenue Recognition” and creates modifications to various other revenue accounting standards for specialized transactions and industries. The section is intended to conform revenue accounting principles to a concurrently issued International Financial Reporting Standards with previously differing treatment between United States practice and those of much of the rest of the world, as well as, to enhance disclosures related to disaggregated revenue information. The updated guidance is effective for annual reporting periods beginning on or after December 15, 2017, and interim periods within those annual periods. The Company will adopt the new provisions of this accounting standard at the beginning of 2018. The Company determined this guidance will not have a material impact on its financial statements, but will expand our disclosures of the nature of our revenue.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which provides guidance for accounting for leases. The new guidance requires companies to recognize the assets and liabilities for the rights and obligations created by leased assets, initially measured at the present value of the lease payments. The accounting guidance for lessors is largely unchanged. The ASU is effective for the Company beginning in 2019. The Company is currently evaluating the impact that the adoption of this guidance will have on the Company’s financial statements.

NOTE 2. ACCOUNTS RECEIVABLE

	December 31, 2017	December 31, 2016
Accounts receivable under normal 30 day terms	$1,493,084	$979,564
Financed contracts:
Current portion of long-term	1,741,669	2,028,025
Long-term, net of current portion	1,515,120	1,421,330
Total accounts receivable	4,749,873	4,428,919
Less allowance for doubtful accounts	(181,473)	(200,266)
Accounts receivable, net	$4,568,400	$4,228,653
Presented on the balance sheet as:
Accounts receivable, net	$3,053,280	$2,807,323
Long-term accounts receivable - financed contracts	1,515,120	1,421,330

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

Included in accounts receivable - Financed contracts at December 31, 2017 and 2016 is $3,256,789 and $3,449,355, respectively, with an offset to deferred revenues long-term on the balance sheet of $3,313,772 and $2,745,081 at December 31, 2017 and 2016, respectively.

A roll-forward of the Company’s allowance for doubtful accounts for the years ended is as follows:

	December 31, 2017	December 31, 2016
Accounts receivable allowance, beginning of year	$200,266	$185,397
Provision adjustment	(18,793)	14,869
Write-off	0	0
Accounts receivable allowance, end of year	$181,473	$200,266

The allowance for doubtful accounts as of December 31, 2017 is $181,473 for the trade receivables and $0 for the financed contracts. The allowance for doubtful accounts as of December 31, 2016 is $200,266 for the trade receivables and $0 for the financed contracts.

In addition, during the second quarter of 2017, the Company incurred bad debt expense related to a direct write-off for a customer that notified the Company of their inability to pay of approximately $150,000. This customer was not previously included in the allowance as of December 31, 2016. The Company has determined this customer’s amount to be fully uncollectable.

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at:

	December 31, 2017	December 31, 2016
Office equipment	$49,294	$49,294
Vehicles	115,305	118,375
Total	164,599	167,669
Less: accumulated depreciation	(92,813)	(134,243)
Property and equipment, net	$71,786	$33,426

Depreciation expense totaled $32,949 and $21,108 for the years ended December 31, 2017 and 2016, respectively.

NOTE 4. OPERATING LEASES

The Company has a lease on corporate office space in Minnetonka, Minnesota, which renewed in July 2016. This lease has rent escalations from $3,670 to $4,090 per month through July 2021, excluding operating expenses. Future minimum lease payments are as follows:

2018	$45,753
2019	46,100
2020	47,036
2021	28,632
Total	$167,521

Rent expense was $46,932 and $36,075 for the years ended December 31, 2017 and 2016, respectively.

NOTE 5. STOCKHOLDERS’ EQUITY

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

As of December 31, 2017 and 2016, the Company holds 144,769 common stock shares in treasury at a total cost of $146,360 for future employee issuances under the bonus program which was part of the 2014 repurchase of shares.

Stock Repurchase Program

On December 23, 2014, the Company’s Board of Directors approved the repurchase of its outstanding shares of up to $100,000 of its common stock from private unsolicited sellers’ paper certificate blocks (non-street name) in the open market until September 30, 2015, which was subsequently extended by the Board of Directors. On March 17, 2015, the Company’s Board of Directors approved another repurchase of up to $75,000 for the same program. On September 4, 2016, the Company’s Board of Directors approved another repurchase of up to $50,000 for the same program. As of December 31, 2017, no further funds have been approved for the repurchase program and no authorized funds remain available for use in repurchasing the Company’s shares. Company insiders are prohibited from participating in the stock repurchase program. The Company has repurchased 240,269 shares at an average price of $.95 per share through December 31, 2017.

The Company did not repurchase any shares during 2017.

On January 7, 2018, The Company’s Board of Directors approved the repurchase of its outstanding shares, using management’s discretion, of its common stock from private unsolicited sellers’ in the open market. The Company has repurchased 38,500 shares at an average price of $2.41 per share through March 30, 2018.

Stock Compensation

On January 8, 2018, the Board of Directors of Table Trac Inc. appointed Randy Gilbert as the Company’s Chief Financial Officer and awarded him 50,000 Restricted Stock Units. These units are subject to a four year vesting schedule as follows: 20,000 Units in year one; 10,000 units in each subsequent year. The Company has no stock options or restricted stock outstanding as of December 31, 2017 and 2016.

NOTE 6. INCOME TAXES

The income tax provision (benefit) consists of the following for the years ended December 31:

	2017	2016
Current tax expense	$78,000	$(158,000)
Deferred tax (benefit)	(244,000)	294,000
Total income tax expense (benefit)	$(166,000)	$136,000

The reconciliation between expected federal income tax rates and the Company’s effective federal tax rates is as follows:

	2017		2016
	Amount	Percent	Amount	Percent
Expected federal tax	$141,800	34.0%	$94,800	34.0%
Permanent differences	14,500	3.5%	13,600	4.9%
State income tax, net of federal tax benefit	11,300	2.7%	6,300	2.3%
Reduced DPAD due to amended federal net operating loss carryback refund	0	0.0%	17,400	6.2%
Other	(12,600)	-3.0%	3,900	1.4%
Tax law rate change	(321,000)	-77.0%	0	0.0%
Total	$(166,000)	-39.8%	$136,000	48.8%

The following table summarizes the Company’s deferred tax assets and liabilities at December 31:

	2017	2016
Current deferred tax asset (liabilities):
Accounts payable and accrued expenses	$54,000	$140,000
Accounts receivable	(1,127,000)	(1,629,000)
Allowance for doubtful accounts	44,000	68,000
Prepaid expenses	(110,000)	(55,000)
Deferred revenue	554,000	562,000
Net current deferred tax liability	(585,000)	(914,000)
Long-term deferred tax asset:
NOL - federal	-	80,000
NOL - state	24,000	28,000
Foreign tax credit	52,000	47,000
Depreciation	(7,000)	(1,000)
Net long-term deferred tax asset	69,000	154,000
Net deferred tax liability	$(516,000)	$(760,000)

The federal net operating loss carryforward at December 31, 2017 is $0 and the various state net operating loss carryforwards is approximately $389,000 which expires between 2025 and 2035 if not used. An allowance for net operating loss carryforward is recorded when the Company believes the amount may not be collected or fully utilized. Management believes the state net operating loss carryforward, is fully collectible or will be fully utilized.

NOTE 7. EARNINGS PER SHARE

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

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share:

	For the Years Ended December 31,
	2017	2016
Basic and diluted earnings per share calculation:
Net income to common stockholders	$583,051	$142,851
Weighted average number of common shares outstanding	4,511,965	4,516,171
Basic and diluted net income per share	$0.13	$0.03

NOTE 8. GEOGRAPHIC CONCENTRATIONS

The Company sells its technologies and services to casinos in the United States, the Caribbean and countries in both Central and South America. For 2017 and 2016, 95% and 90% of the Company’s revenues were from the United States, 1% and 1% from the Caribbean, 1% and 1% from Central America, and 3% and 8% from South America, respectively.

For 2017 and 2016, 82% and 84% of the Company’s accounts receivable were from the United States, <1% and 1% from the Caribbean, 6% and 1% from Central America, and 12% and 14% from South America, respectively.

NOTE 9. FOREIGN CURRENCY EXCHANGE RATE RISK

The Company is exposed to foreign currency risks that arise from some of its foreign customers in Colombia, transacted in Colombia Pesos. As a result, exchange rate fluctuations may cause our international results to fluctuate when translated into U.S. dollars. These risks may change over time as business practices evolve and could have an impact on the Company’s financial results in the future due to the long term nature of our accounts receivable in Colombia which totaled approximately $314,000 and $384,000 at December 31, 2017 and 2016, respectively. The Company monitors its risk associated with the volatility of certain foreign currencies against U.S. dollars. The Company recorded a realized loss on foreign currency of approximately $10,900 and $23,600 in 2017 and 2016, respectively.

NOTE 10. COMMITMENT AND CONTINGENCIES

The Company has lease commitments with future minimum lease payments of approximately $168,000 through July 2021 (see Note 4). During 2016, the Company entered into an Agreement with a contractor to design and execute on a sales and marketing strategy for the Company in key Latin American and Caribbean gaming jurisdictions. The Agreement originally expired on July 14, 2017 and was renewed until December 31, 2017. As of December 31, 2017 agreement is continuing on a month to month arrangement.

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

As of December 31, 2017, the Company’s management carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, it was concluded the disclosure controls and procedures were effective as of December 31, 2017.

(b) REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(e) and 15d-15(f) of the Exchange Act. The Company has designed internal controls to provide reasonable, but not absolute, assurance that financial statements are prepared in accordance with U.S. GAAP. The Company assesses the effectiveness of internal controls based on the criteria set forth in the 2013 Internal Control - Integrated Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that the Company’s internal controls over financial reporting was effective as of December 31, 2017.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

MANAGEMENT

The executive officers and directors of the Company, with a brief description, are as follows:

Chad B. Hoehne	55	Chief Executive Officer, President, Chief Technology Officer, Director	Mr. Hoehne is the Chief Executive Officer, President, founder and Chief Technology Officer of the Company. He was appointed as the Company’s Chief Executive Officer on November 20, 2017. From November 20, 2017 until January 8, 2018, he also served as the interim Chief Financial Officer of the Company. He has a B.S. degree in Business Administration, Finance and computer minor from Minnesota State University. Mr. Hoehne founded Table Trac, Inc. in 1994 after working nine years for a successful Minneapolis electronics manufacturer and software company.

			Mr. Hoehne has been on the board since the Company’s founding.

Randy W. Gilbert	53	Chief Financial Officer	Mr. Gilbert was appointed as the Company’s Chief Financial Officer on January 8, 2018. Previously and since September 2015, Mr. Gilbert served as a Principal with Assurance Consulting 3 (AC3) a division of Boeckermann, Grafstrom and Mayer, which provides Sarbanes Oxley and Internal audit services. Prior to that and since 2006, he was a manager with AC3. Additionally, Mr. Gilbert served as the Chief Financial Officer for EVO Transportation & Energy Services, Inc. (formerly called Minn Shares Inc.) from May 2016 to December 2017. Mr. Gilbert has a Bachelor of Accounting B.ACC degree from the University of Minnesota - Duluth and began his Accounting career with KPMG.

Robert R. Siqveland	72	Corporate Secretary	Mr. Siqveland is employed by Table Trac, Inc. as Director of Professional Services. Mr. Siqveland has served as Corporate Secretary since 1999. Prior to joining Table Trac, Mr. Siqveland was an investment advisor with Summit Investment and venture capitalist with Property Growth Company for 25 years, providing “seed capital” and management to over 30 companies.

			Mr. Siqveland was a director at Table Trac from 1999 through 2011.

Steven A. Browne	61	Director, Chairman of the Board	Mr. Steve Browne has been involved in the gaming industry since the late 1970s and has been involved with companies as Del Webb’s Sahara Tahoe, the Eldorado, and Club Cal-Neva in northern Nevada. He worked in many positions at all levels, primarily in the area of table games management and operations. In 1988, Mr. Browne and two partners purchased Cactus Jacks Casino in Carson City, Nevada. He spent the next ten years as Treasurer and General Manager of that property. During that period, Steve was instrumental in developing a unique, customer-driven marketing and service program that took an underperforming casino down the road to seven years of double-digit growth. In 1997, he stepped down as General Manager and sold his interest in the casino. Since that time, Mr. Browne has developed a successful consulting practice specializing in the areas of customer service, player development, and casino operations. He works extensively with casino clients across North America and overseas. Mr. Browne is the author of two books, Gambling And Service: The Complete Book On Casinos, Customer Service, And Selling An Entertainment Experience That Enriches People’s Lives, and The Math of Player Development. He is also the author of several complete Service and Sales Training Programs for gaming employees and managers. Mr. Browne has been instrumental in leading the charge to developing customer service and customer-focused marketing as a competitive edge in today’s fiercely contested gaming markets.

			Mr. Browne has been a director at Table Trac since December 2010.

Louis Fornetti	67	Director, Chair of the Audit Committee

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

Mr. Fornetti has been a director at Table Trac since June 2011.

Gary Loebig	68	Director, Chair of the Compensation Committee	Gary Loebig has nearly 34 years of experience in Casino, Lottery and Class II Indian gaming. Mr. Loebig is the Principal and a Founder of GLL Consulting, a consulting services company specializing in sales, marketing and product development and regulatory matters for Class II, Class III, Lottery, Charitable and Commercial Gaming market segments. Mr. Loebig currently is a Managing Director of a Limited Liability Corporation involved in game development; as well as Chief Compliance Office for an Internet gaming company. From 1998-2008, Mr. Loebig served in various positions with Multimedia Games (NASDAQ), including Executive Vice Present-Sales and Interim Chief Executive Officer, on a variety of issues including Class II business strategies and new business development. Mr. Loebig has also held executive management positions at Stuart Entertainment, Inc. (NASDAQ), where he served as the corporation’s Senior Vice President-Market and Product Development; and at Directory Service Company (a private printing, publishing and advertising corporation) where he served as Vice President-Sales and Marketing. Mr. Loebig has a BBA and MBA degree from the University of Iowa.

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

CODE OF ETHICS

We have adopted a Code of Ethics that governs the conduct of our officers, directors and employees in order to promote honesty, integrity, loyalty and the accuracy of our financial statements. You may obtain a copy of the Code of Ethics without charge by writing us and requesting a copy, attention: Chad Hoehne, 6101 Baker Road, Suite 206, Minnetonka, Minnesota 55345. You may also request a copy by calling us at (952) 548-8877.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers, directors and persons considered to be beneficial owners of more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission and NASDAQ. Officers, directors and greater-than-ten-percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company by its officers and directors, or the Company’s actual knowledge of transactions involving such officers and directors, the Company believes that all such filings were filed on a timely basis for fiscal year 2017, other than a late Form 4 filing made by Lou Fornetti on November 27, 2017 and Form 5 filing made by Chad Hoehne that reported a charitable gift from a prior fiscal year.

Item 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth the cash and non-cash compensation for awarded to or earned by: (i) each individual who served as the principal executive officer and principal financial officer of Table Trac during the year ended December 31, 2017; and (ii) each other individual that served as an executive officer of Table Trac at the conclusion of the year ended December 31, 2017 and who received more than $100,000 in the form of salary and bonus during such fiscal year. For purposes of this report, these individuals are collectively the “named executives” of the Company.

Name, Principal Position		Salary	Stock Awards	Stock Option Awards	Total
Chad Hoehne,	2017	$269,000	$0	$0	$269,000
President, CTO and CEO(1)	2016	275,008	0	0	275,008
Robert Siqveland, Secretary	2017	105,000	0	0	105,000
	2016	103,600	0	0	103,600
Brian Hinchley, CEO / CFO(2)	2017	177,000	0	0	177,000
	2016	243,500	0	0	243,500

(1)	Chad Hoehne was appointed as the Company’s Chief Executive Officer on November 20, 2017. From November 20, 2017 until January 8, 2018, he also served as the interim Chief Financial Officer of the Company.
(2)	Brian Hinchley resigned as CEO/CFO effective November 16, 2017

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The Company had no stock awards outstanding at December 31, 2017 for any named executives. The Company had no options outstanding at December 31, 2017 for any named executives.

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

COMPENSATION OF DIRECTORS

Name		Compensation	Stock Awards	Stock Option Awards	Total
Chad Hoehne	2017	$0	$0	$0	$0
Brian Hinchley (1)	2017	0	0	0	0
Steven Browne (2)	2017	27,600	0	0	27,600
Louis Fornetti (3)	2017	33,600	0	0	33,600
Gary Loebig (4)	2017	26,100	0	0	26,100

(1)	Mr. Hinchley joined the Board of Directors on December 15, 2014 and resigned as of November 16, 2017.
(2)	Mr. Browne joined the Board of Directors on December 16, 2010.
(3)	Mr. Fornetti joined the Board of Directors on June 15, 2011.
(4)	Mr. Loebig joined the Board of Directors on June 15, 2011.

Company directors are compensated on an annual award approved by the board and reimbursed for their actual expenses incurred in connection with attending board meetings or discharging their duties as directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of the close of business on March 30, 2018, we had outstanding one class of voting securities—common stock—of which there were 4,511,965 shares issued and outstanding. Each share of common stock is currently entitled to one vote on all matters put to a vote of our shareholders. The following table sets forth the number of common shares, and percentage of outstanding common shares, beneficially owned as of March 30, 2018, by:

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

	Common Shares	Percentage of
	Beneficially	Common
Name and Address	Owned (1)	Shares (1)
Chad Hoehne (2)	1,306,100	28.95%
Randy Gilbert (3)	5,200	*
Robert Siqveland (4)	206,500	4.58%
Brian Hinchley (5)	35,000	*
Steve A. Browne, Director (6)	84,000	1.86%
Louis Fornetti, Director (7)	23,500	*
Gary Loebig, Director (8)	15,671	*
All directors and officers as a group (9)	1,675,971	36.97%
Zeff Capital, LP (10)
1601 Broadway, 12th floor
New York, NY 10019	446,863	9.90%

* denotes less than one percent.

(1)	Beneficial ownership is determined in accordance with the rules of the SEC, and includes general voting power and/or investment power with respect to securities. Under the applicable SEC rules, each person’s beneficial ownership is calculated by dividing the total number of shares with respect to which they possess beneficial ownership by the total number of outstanding shares of the Company. In any case where an individual has beneficial ownership over securities that are not outstanding, but are issuable upon the exercise of options or warrants or similar rights within the next 60 days, that same number of shares is added to the denominator in the calculation described above. Because the calculation of each person’s beneficial ownership set forth in the “Percentage of Common Shares” column of the table may include shares that are not presently outstanding, the sum total of the percentages set forth in such column may exceed 100%.

(2)	Mr. Hoehne is the President and a director of the Company.

(3)	Mr. Gilbert was appointed as the Company’s Chief Financial Officer on January 8, 2018.

(4)	Mr. Siqveland is the Company’s secretary.

(5)	Mr. Hinchley was an officer and a director of the Company until November 16, 2017.

(6)	Mr. Browne is a director of the Company.

(7)	Mr. Fornetti is a director of the Company.

(8)	Mr. Loebig is a director of the Company.

(9)	Consists of six persons: Messrs. Hoehne, Siqveland, Hinchley, Browne, Fornetti and Loebig.

(10)	Share figures reflected in the table are based on a January 3, 2018 Schedule 13G filing by Zeff Capital, LP, which is the Company’s most recent and best available information relating to Zeff Capital’s ownership of Company common stock. Based on the referenced communication, voting and dispositive power with respect to these shares is exercised by Zeff Capital, LP.

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm, during 2017 and 2016, Boulay PLLP, billed for the following services:

	2017	2016
Audit fees, including quarterly review of Form 10-Q	$86,500	$44,790
Tax fees	7,550	6,200
Audit-related fees (1)	17,018	27,270
All other fees	0	0
	$111,068	$78,260

The audit fees consisted of fees for the annual audit of the Company’s financial statements and the reviews of financial statements in quarterly reports on Form 10-Q.

(1)	Audit-related fees were billed for other financial, tax and operational related consulting.

Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. All services provided by the independent auditors during 2017 and 2016 have been approved by the Audit Committee or Board of Directors.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

FINANCIAL STATEMENTS

Included herein at Part II, Item 8, are the Financial Statements and the Report of the Independent Registered Public Accounting Firm.

EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation, filed with the Nevada Secretary of State on June 2, 1995 (incorporated by reference to Exhibit 3 to the registrant’s registration statement on Form 10SB-12G filed on December 6, 1999).

3.2	Amendment to Articles of Incorporation, filed with the Nevada Secretary of State on January 26, 2013 (incorporated by reference to Exhibit 3.2 to the registrant’s annual report on Form 10-K filed on March 31, 2011).

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to the registrant’s annual report on Form 10-K filed on March 31, 2011).

3.4	Amendment No. 1 to Bylaws dated March 9, 2016 (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed on March 15, 2016).

10.1	Offer Letter by and between Table Trac Inc. and Randy W. Gilbert (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on January 12, 2018).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2018

TABLE TRAC, INC.

/s/ Chad Hoehne
Chad Hoehne, Chief Executive Officer
(principal executive officer)

/s/ Randy Gilbert
Randy Gilbert, Chief Financial Officer
(principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DIRECTORS:

/s/ Steve Browne
Steve Browne, Director

/s/ Louis Fornetti
Louis Fornetti, Director

/s/ Gary Loebig
Gary Loebig, Director

/s/ Chad B. Hoehne
Chad B. Hoehne, Director

