Form 10-Q
period 2018-03-31
TABLE TRAC INC
filed 2018-05-15
CIK 1090396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 15, 2018, the registrant had outstanding 4,523,465 shares of common stock, $.001 par value per share.

Table Trac, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TABLE TRAC, INC.

TABLE TRAC, INC.

CONDENSED BALANCE SHEETS

	March 31, 2018 (Unaudited)	December 31, 2017
ASSETS
CURRENT ASSETS
Cash	$1,296,298	$1,322,743
Accounts receivable, net of allowance for doubtful accounts of $181,473 at March 31, 2018 and $181,473 at December 31, 2017	2,422,406	3,053,280
Inventory	516,919	466,207
Prepaid expenses and other current assets	529,659	464,385
TOTAL CURRENT ASSETS	4,765,282	5,306,615

LONG-TERM ASSETS
Property and equipment, net	81,375	71,786
Contract and other long-term assets	805,285	967,092
Long-term accounts receivable – financed contracts	1,294,862	1,515,120
TOTAL LONG-TERM ASSETS	2,181,522	2,553,998
TOTAL ASSETS	$6,946,804	$7,860,613

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$300,318	$572,485
Payroll liabilities	56,392	30,085
Customer deposits	589,814	18,168
Income taxes payable	169,627	62,627
TOTAL CURRENT LIABILITIES	1,116,151	683,365

LONG-TERM LIABILITIES
Contract liabilities	2,373,409	3,313,772
Deferred tax liability	375,000	516,000
TOTAL LIABILITIES	3,864,560	4,513,137

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 25,000,000 shares authorized: 4,656,734 shares issued; 4,523,465 and 4,511,965 shares outstanding at March 31, 2018 and December 31, 2017, respectively	4,523	4,512
Additional paid-in capital	1,766,256	1,809,511
Retained earnings	1,499,977	1,679,813
	3,270,756	3,493,836
Treasury stock, 133,269 and 144,769 shares (at cost) at March 31, 2018 and December 31, 2017, respectively	(188,512)	(146,360)
TOTAL STOCKHOLDERS’ EQUITY	3,082,244	3,347,476

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,946,804	$7,860,613

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended March 31,
	2018	2017

Revenues	$1,081,268	$1,100,632
Cost of sales	303,695	321,066
Gross profit	777,573	779,566
Operating expenses:
Selling, general and administrative	1,010,474	1,000,140
Income (loss) from operations	(232,901)	(220,574)
Loss on currency exchange	(2,734)	(3,138)
Interest income	21,799	33,340
Income (loss) before taxes	(213,836)	(190,372)
Income tax expense (benefit)	(34,000)	(66,000)
Net Income (loss)	$(179,836)	$(124,372)

Net income (loss) per share - basic	$(0.04)	$(0.03)
Net income (loss) per share - diluted	$(0.04)	$(0.03)
Weighted-average shares outstanding - basic	4,486,559	4,511,965
Weighted-average shares outstanding - diluted	4,532,115	4,511,965

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended March 31,
	2018	2017

OPERATING ACTIVITIES
Net Income (loss)	$(179,836)	$(124,372)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,027	5,428
Deferred income taxes	(141,000)	(67,000)
Stock compensation expense	7,344	0
Changes in operating assets and liabilities:
Accounts receivable	851,132	347,007
Inventory	(50,712)	(289,343)
Prepaid expenses and other assets	96,533	236,499
Accounts payable and accrued expenses	(272,168)	(91,612)
Payroll liabilities	26,307	31,159
Contract liabilities and customer deposits	(368,717)	(84,535)
Income taxes payable	107,000	150,516
Net cash provided by (used in) operating activities	86,910	113,747
INVESTING ACTIVITIES
Capital expenditures	(20,615)	0
Net cash used in investing activities	(20,615)	0
FINANCING ACTIVITIES
Payments on notes payable	0	(1,094)
Repurchase of common stock	(92,740)	0
Net cash used in financing activities	(92,740)	(1,094)

NET INCREASE (DECREASE) IN CASH	(26,445)	112,653

CASH
Beginning of period	1,322,743	102,689
End of Period	$1,296,298	$215,342

Non-cash investing and financing activities:
Treasury stock issued for compensation	$50,599	$0

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Nature of Business and Summary of Significant Accounting Policies –

Basis of Presentation

The accompanying unaudited condensed financial statements of Table Trac, Inc. (the “Company,” or “Table Trac”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of March 31, 2018 and the statements of operations for the three months ended March 31, 2018 and 2017, and the statements of cash flows for the three months ending March 31, 2018 and 2017 are unaudited but include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Table Trac Annual Report on Form 10-K for the year ended December 31, 2017.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company uses of estimates and assumptions include: for revenue recognition, determining the nature and timing of satisfaction of performance obligations, and determining the standalone selling price (“SSP”) of performance obligations, variable consideration, and other obligations realizability of accounts receivable, the valuation of deferred tax assets and liabilities, deferred revenue and costs, and the valuation of inventory. Actual results could differ from those estimates.

The Company’s significant accounting policies are described in Note 1 of the financial statement included in its Annual Report on Form 10-K for the year ended December 31, 2017. Significant changes to the Company’s accounting policies as a result of adopting Accounting Standards Codification (ASC) 606 are discussed below.

Revenue

The Company derives revenues from the sales of systems, licenses and maintenance fees, and services, and rental agreements.

System Sales

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. We enter into contracts that can include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. Revenue is recognized net of any taxes collected, when applicable from customers, which are subsequently remitted to governmental authorities.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is a unit of account in ASC 606. A majority of the Company’s systems sales have multiple performance obligations including an obligation to deliver a casino management system and another to provide maintenance services. For system sales with multiple performance obligations, the Company allocates revenue to each performance obligation on its SSP. The Company generally determines the SSP based on the price charged to customers. The Company does offer its customers contracts with extended payment terms representing a significant financing component.  The Company must evaluate if any extended payment terms in the contract is an indicator of the transaction price not being probable. The Company only includes the amount for which it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty is resolved.  Provided all other revenue recognition steps have been satisfied, the Company recognizes the revenue if payment of a significant portion of the contract consideration is due within 12 months of the delivery of the product.  System contracts that do not meet this criteria are deferred and recognized when the uncertainty is resolved, which is consistent with when contractual payments become due. The Company also analyzes its standard business practice of using long-term contracts and the history of collecting on extended payment term contracts which include a financing component which is usually a market interest rate. The associated interest income is reflected accordingly on the statement of operations without making concessions for determining if revenue should be recognized.

Maintenance revenue

Maintenance revenue is recognized ratably over the contract period. The stand-alone selling price for maintenance is based upon the renewal rate for contracted services.

Service revenue

Service revenue is recognized after the services are performed and collection of the resulting receivable is reasonably assured. The stand-alone selling price for service revenue is established based upon actual selling prices for the services or prior similar arrangements.

Rental revenue

The Company may offer customers a rental contract.  Revenues are billed monthly on a per-game per-day basis. There is an option to purchase the system after the rental contract expires at a pre-determined residual value.

The following table summarizes disaggregated revenues by major product line for the three months ended March 31, 2018 and 2017, respectively:

	Three Months Ended March 31,
	2018	2017	2018	2017
			(percent of revenues)
System sales	$380,867	$535,199	35.2%	48.6%
Maintenance fees	627,018	545,620	58.0%	49.6%
Service and other sales	73,383	19,813	6.8%	1.8%
Total revenues	$1,081,268	$1,100,632	100.0%	100.0%

See Major Customers for disaggregated revenue information about primary geographical markets.

The Company recognized approximately $395,000 and $259,000 for the three months ending March 31, 2018 and 2017, respectively, which was in deferred revenue as of the beginning of the respective periods.

Significant Judgments

Our contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment.

Judgment is required to determine the SSP for each distinct performance obligation. We use a single amount to estimate SSP for items that are not sold separately. We use a range of amounts to estimate SSP when we sell each of the products and services separately and need to determine whether there is a discount to be allocated based on the relative SSP of the various products and services.

In instances where SSP is not directly observable, such as when we do not sell the product or service separately, we determine the SSP using information that may include market conditions and other observable inputs. We typically have more than one SSP for individual products and services due to the stratification of those products and services by customers and circumstances. In these instances, we may use information such as the size of the customer and geographic region in determining the SSP.

We evaluated the contractual payment terms of all system sales generated during the year to determine the proper recognition or deferral of revenue was recorded. We believe the 12 month subsequent collection threshold of 67% or greater is the most appropriate for the Company to constrain revenue.

We evaluate the interest rates used in customer contracts with extended payment terms, representing a significant financing component. These rates range from approximately 1% to 4% and we believe those to be appropriate market interest rates for the financing component.

Deferred System Sales Costs

Incremental cost to obtain a contract are deferred and amortized over the related system contract term. Costs to fulfill a contract consist of installed system costs incurred on participation-based contracts. These costs are recognized on a straight-line basis over the term of the contract which is generally 18-48 months beginning when revenues are generated. At the end of the contract period, the customer will usually receive title to the system. These costs are the most significant component of other long-term assets on the balance sheet, and are $805,265 and $967,092 as of March 31, 2018 and December 31, 2017, respectively.

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

Major Customers

The following tables summarize major customer information for the three months ended March 31, 2018 and 2017:

	For the Three Months ended March 31
	2018		2017
	% Revenues	% AR	% Revenues	% AR
A	15.0%	3.9%	14.8%	18.4%
B	1.9%	10.4%	3.3%	10.2%
C	5.2%	14.8%	0.5%	0.2%
All Others	77.9%	70.9%	81.4%	71.2%
Total	100.0%	100.0%	100.0%	100.0%

For the three month periods ending March 31, 2018 and 2017, sales to customers in the United States represent 94.0% and 88.1% of total revenues, respectively. The Company does derive a portion of its revenue from foreign customers. For the three month periods ending March 31, 2018 and 2017, sales to customers in South America represent 3.5% and 10.1% of total revenues, respectively.

Inventory

Inventory, consisting of finished goods, is stated at the lower of cost or net realizable value. The average cost method, which approximates the first in, first out method, is used to value inventory. Inventory is reviewed annually for the lower of cost or net realizable value and obsolescence. Any material cost found to be above net realizable value or considered obsolete is written down accordingly. The inventory value as of March 31, 2018 was $516,919, which included work-in-process of $40,755. The inventory value was $466,207 as of December 31, 2017, which included work-in-process of $0. The Company had no obsolescence reserve at March 31, 2018 or December 31, 2017. At March 31, 2018 the Company recorded a prepayment for inventory yet to be received of approximately $377,000 as a component of prepaid expenses and other current assets.

Research and Development

The Company expenses all costs related to research and development as incurred. Research and development expense was $40,965 and $7,733 for the three months ended March 31, 2018 and 2017, respectively. Research and development expenses are included in selling, general and administrative expenses on the statements of operations.

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued a new standard related to revenue recognition. Under the standard, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

We adopted the standard effective January 1, 2018, using the modified retrospective method, which did not required us to restate each prior reporting period presented. We elected the available practical expedients and implemented internal controls and key system functionality to enable the preparation of financial information on adoption.

2.	Accounts Receivable –

Accounts receivable consisted of the following at:

	March 31, 2018	December 31, 2017
Accounts receivable under normal 30 day terms	$1,068,836	$1,493,084
Financed contracts:
Current portion of long-term	1,535,043	1,741,669
Long-term, net of current portion	1,294,862	1,515,120
Total accounts receivable	3,898,741	4,749,873
Less allowance for doubtful accounts	(181,473)	(181,473)
Accounts receivable, net	$3,717,268	$4,568,400
Presented on the balance sheet as:
Accounts receivable, net	$2,422,406	$3,053,280
Long-term accounts receivable - financed contracts	1,294,862	1,515,120

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

Accounts receivable includes financed contracts at March 31, 2018 and December 31, 2017 which are $2,829,905 and $3,256,789, respectively, offset by contract liabilities on the balance sheets of $2,937,855 and $3,313,772, respectively.

A roll-forward of the Company’s allowance for doubtful accounts for the periods presented is as follows:

	March 31, 2018	December 31, 2017
Accounts receivable allowance, beginning of year	$181,473	$200,266
Provision adjustment	0	(18,793)
Write-off	0	0
Accounts receivable allowance, end of period	$181,473	$181,473

The allowance for doubtful accounts is $181,473 for both of the trade receivables at March 31, 2018 and December 31, 2017, respectively, and $0 for the financed contracts at March 31, 2018 and December 31, 2017, respectively.

3.	Stockholders’ Equity –

Stock Repurchase Program

On January 7, 2018, The Company’s Board of Directors approved the repurchase of its outstanding shares, using management’s discretion, of its common stock from private unsolicited sellers’ in the open market. On May 10, 2018, the Company’s Board of Directors approved the repurchase of its outstanding common shares in an aggregate amount of up to 200,000 shares not to exceed $600,000, in both private unsolicited and open –market transactions, until December 31, 2018. Company insiders are prohibited from participating in the stock repurchase program.

During the three month period ended March 31, 2018, the Company repurchased 38,500 shares totaling approximately $92,740 at an average price of $2.41 per share for its treasury.

Stock Compensation

In January, the Company awarded 50,000 shares at a price of $2.35 per share from its treasury to its new CFO. These shares are subject to a four year vesting schedule as follows: 20,000 shares in year one; 10,000 shares in each subsequent year. Grant date fair value of $117,500 will be recognized equally over the next sixteen quarters as stock compensation expense as a component of selling, general and administration expense. As of March 31, 2018, the remaining unrecognized stock compensation expense approximated $110,000. As of March 31, 2018, the Company holds 133,269 common shares in treasury for future employee issuances for potential bonuses. Such common shares in treasury include shares repurchased pursuant to the stock repurchase program.

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

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Based on its evaluation, the Company believes that it has no significant unrecognized tax positions. The Company’s evaluation was performed for the tax years ended December 31, 2014 through 2017, which are the tax years that remain subject to examination by major tax jurisdictions as of March 31, 2018. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

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

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings (loss) per share for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31,
	2018	2017
Basic and diluted earnings per share calculation:
Net income (loss) to common stockholders	$(179,836)	$(124,372)
Weighted average number of common shares outstanding - basic	4,486,559	4,511,965
Basic net income (loss) per share	$(0.04)	$(0.03)
Weighted average number of common shares outstanding - diluted	4,532,115	4,511,965
Diluted net income (loss) per share	$(0.04)	$(0.03)

The Company had no common stock equivalents outstanding for the periods ending March 31, 2018 or 2017.

6.	Foreign Currency Exchange Rate Risk -

The Company is exposed to foreign currency risks that arise from some of its foreign customers in Colombia, transacted in Colombia pesos. In addition, exchange rate fluctuations may cause our international results to fluctuate when translated into U.S. dollars. These risks may change over time as business practices evolve and could have an impact on the Company’s financial results in the future due to the long term nature of the Company’s accounts receivable in Colombia, which totaled approximately $238,363 and $314,000 at March 31, 2018 and December 31, 2017, respectively. The Company monitors its risk associated with the volatility of certain foreign currencies against the U.S. dollar.

7.	Commitment and Contingencies -

The Company has an agreement with a contractor to design and execute on a sales and marketing strategy for the Company in key Latin American and Caribbean gaming jurisdictions. The agreement expired December 31, 2017. As of March 31, 2018, the agreement is continuing on a month to month arrangement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below should be read in conjunction with our audited financial statements, and notes thereto, contained in our Form 10-K filed with the SEC on March 30, 2018 relating to our year ended December 31, 2017.

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

During the first quarter of 2018, the Company did not deliver any casino management systems. At the end of the quarter, the Company had casino management systems, table games management systems and ancillary products installed with on-going support and maintenance contracts with 86 casino operators in over 130 casinos worldwide.

Results of Operations - Three Months Ended March 31, 2018 Compared to Three months ended March 31, 2017

During the three months ended March 31, 2018, loss from operations was $232,901 compared to a loss from operations of $220,754 for the three months ended March 31, 2017. The major components of revenues, cost of sales and selling, general and administrative expenses, and the reasons for changes in each, are discussed below.

Revenues

Revenues totaled $1,081,268 for the three months ended March 31, 2018 compared to $1,100,632 for the three months ended March 31, 2017.

Refer to Note 1 – Revenue, disaggregated revenues by major product line table

During the three months ended March 31, 2018, the Company did not deliver any systems. During the same period in 2017, the Company delivered one system, of which the revenue for that system sale was deferred to future periods. In the periods presented, the Company continues to recognize revenue as payments become due for systems that were previously installed and for which revenue was deferred.

Cost of Sales

Cost of sales decreased to $303,695 for the three months ended March 31, 2018 from $321,066 for the three months ended March 31, 2017 due to decreased corresponding sales.  The following table summarizes our cost of sales for the three months ended March 31, 2018 and 2017, respectively:

	Three Months Ended March 31,
	2018	2017	2018	2017
			(percent of revenues)
System sales	$233,698	$283,799	21.6%	25.8%
Maintenance fees	24,970	26,761	2.3%	2.4%
Service and other sales	45,027	10,506	4.2%	1.0%
Total cost of sales	$303,695	$321,066	28.1%	29.2%

Gross profit	$777,573	$779,566	71.9%	70.8%

Selling, General and Administrative Expenses

For the three months ended March 31, 2018, selling, general and administrative expenses were $1,010,474 compared to $1,000,140 for the same period in 2017.  These expenses held steady due to the fact they generally do not vary with the level of revenue.

Interest Income

For the three months ended March 31, 2018, interest income was $21,799 compared to $33,340 for the same period in 2017.  This decrease is primarily related to having fewer contracts that have financed payment plans in the current period.

Tax Provision

The income tax benefit for the three months ended March 31, 2018 was $34,000, which was calculated at a 15.9% effective rate, compared to an income tax benefit of $66,000 for the same period in 2017, which was calculated at a 34.7% effective rate.

Net Loss

Loss before taxes for the three months ended March 31, 2018, was $213,836 compared to a loss before taxes of $190,372 for the same period in 2017. Net loss for the three months ended March 31, 2018 was $179,836 compared to net loss of $124,372 for the same period in 2017. The basic loss per share was $0.04 compared to a loss per share of $0.03 for the three months ended March 31, 2018 and 2017, respectively. There were no outstanding options or commons stock equivalents for the three months ended March 31, 2018 and 2017, respectively.

Backlog

The Company’s backlog generally consists of incomplete system installations and expansion of offerings for currently installed and supported systems.

The Company had two projects in its backlog at March 31, 2018. The Company had five projects in its backlog as of March 31, 2017.

Subsequent to March 31, 2018, the Company has signed two new contracts.

The Company is currently serving gaming establishments in eleven U.S. states, as well as countries in Central and South America, and the Caribbean. The Company aims to pursue further opportunities and strategic partnerships.

Liquidity and Capital Resources

The decrease in cash flows for the three months ended March 31, 2018, compared with the same period in 2017 is related primarily to the increase in net loss, decrease in contract liabilities and the repurchase of common stock, offset by changes in other working capital items, primarily customer deposits and work-in-process inventory.

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

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of March 31, 2018.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

As of March 31, 2018, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective as of March 31, 2018. There were no changes in our internal controls over financial reporting during our most recently completed reporting period that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregister Sales of Equity Securities

In January 2018, the Company awarded 50,000 shares of restricted stock to its new Chief Financial Officer. The shares are subject to a four year vesting schedule as follows: 20,000 shares in year one; 10,000 shares in each subsequent year. The shares were issued pursuant to the exemption set forth in Section 4(a)(2) of the Securities Act on the basis that the shares were issued in a transaction not involving any public offering.

Company Repurchases of Registered Common Stock

The Company made the following repurchases of registered common stock during the period covered by this report:

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Jan-18	26,000		$2.50	266,269	174,000
Feb-18	0	$		266,269	174,000
Mar-18	12,500		$2.22	278,769	161,000

On January 7, 2018, The Company’s Board of Directors approved the repurchase of its outstanding shares, using management’s discretion, of its common stock from private unsolicited sellers’ in the open market. On May 10, 2018, the Company’s Board of Directors approved the repurchase of its outstanding common shares in an aggregate amount of up to 200,000 shares not to exceed $600,000, in both private unsolicited and open-market transactions, until December 31, 2018. Company insiders are prohibited from participating in the stock repurchase program.

Item 6. Exhibits

Exhibit	Description

3.1	Articles of Incorporation, filed with the Nevada Secretary of State on June 2, 1995 (incorporated by reference to Exhibit 3 to the registrant’s registration statement on Form 10SB-12G filed on December 6, 1999).

3.2	Amendment to Articles of Incorporation, filed with the Nevada Secretary of State on January 26, 2010 (incorporated by reference to Exhibit 3.2 to the registrant’s annual report on Form 10-K filed on March 31, 2011).

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to the registrant’s annual report on Form 10-K filed on March 31, 2011).

3.4	Amendment No. 1 to Bylaws dated March 9, 2016 (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed on March 15, 2016).

10.1	Offer Letter by and between Table Trac Inc. and Randy W. Gilbert (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on January 12, 2018).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2018

Table Trac, Inc.
(Registrant)

By:	/s/ Chad Hoehne
Chad Hoehne Chief Executive Officer (principal executive officer)

By:	/s/ Randy Gilbert
Randy Gilbert Chief Financial Officer (principal financial and accounting officer)

- 17 -