Form 10-Q
period 2018-06-30
TABLE TRAC INC
filed 2018-08-14
CIK 1090396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018 or

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

As of August 14, 2018, the registrant had outstanding 4,518,602 shares of common stock, $.001 par value per share.

Table Trac, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TABLE TRAC, INC.

TABLE TRAC, INC.

CONDENSED BALANCE SHEETS

	June 30, 2018 (Unaudited)	December 31, 2017
ASSETS
CURRENT ASSETS
Cash	$892,449	$1,322,743
Accounts receivable, net of allowance for doubtful accounts of $125,027 at June 30, 2018 and $181,473 at December 31, 2017	3,026,118	3,053,280
Inventory	490,027	466,207
Prepaid expenses and other current assets	569,657	464,385
Income tax receivable	83,773	0
TOTAL CURRENT ASSETS	5,062,024	5,306,615

LONG-TERM ASSETS
Property and equipment, net	69,001	71,786
Contract and other long-term assets	636,059	967,092
Long-term accounts receivable – financed contracts	1,161,112	1,515,120
TOTAL LONG-TERM ASSETS	1,866,172	2,553,998
TOTAL ASSETS	$6,928,196	$7,860,613

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$220,890	$572,485
Payroll liabilities	50,180	30,085
Customer deposits	610,619	18,168
Income taxes payable	0	62,627
TOTAL CURRENT LIABILITIES	881,689	683,365

LONG-TERM LIABILITIES
Contract liabilities	1,947,632	3,313,772
Deferred tax liability	607,000	516,000
TOTAL LIABILITIES	3,436,321	4,513,137

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 25,000,000 shares authorized: 4,656,734 shares issued; 4,518,602 and 4,511,965 shares outstanding at June 30, 2018 and December 31, 2017, respectively	4,518	4,512
Additional paid-in capital	1,782,971	1,809,511
Retained earnings	1,910,514	1,679,813
	3,698,003	3,493,836
Treasury stock, 138,132 and 144,769 shares (at cost) at June 30, 2018 and December 31, 2017, respectively	(206,128)	(146,360)
TOTAL STOCKHOLDERS’ EQUITY	3,491,875	3,347,476

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,928,196	$7,860,613

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017

Revenues	$3,003,135	$2,183,787	$4,084,403	$3,284,420
Cost of sales	1,196,531	753,931	1,500,226	1,074,997
Gross profit	1,806,604	1,429,856	2,584,177	2,209,423
Operating expenses:
Selling, general and administrative	1,229,435	1,192,708	2,239,910	2,192,848
Income from operations	577,169	237,148	344,267	16,575
Loss on currency exchange	(1,095)	(2,911)	(3,829)	(6,049)
Interest income	18,464	25,251	40,263	58,591
Gain on sale of assets	0	1,500	0	1,500
Income before taxes	594,538	260,988	380,701	70,617
Income tax expense	184,000	96,000	150,000	30,000
Net Income	$410,538	$164,988	$230,701	$40,617

Net income per share - basic	$0.09	$0.04	$0.05	$0.01
Net income per share - diluted	$0.09	$0.04	$0.05	$0.01
Weighted-average shares outstanding - basic	4,468,630	4,511,965	4,477,545	4,511,965
Weighted-average shares outstanding - diluted	4,468,630	4,511,965	4,477,545	4,511,965

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended June 30,
	2018	2017

OPERATING ACTIVITIES
Net Income	$230,701	$40,617
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,400	12,734
Deferred income taxes	91,000	33,000
Bad debt expense	68,303	105,082
Gain on sale of asset	-	(1,500)
Stock issued for services to non-employee	11,250	-
Stock compensation expense	14,688	-
Changes in operating assets and liabilities:
Accounts receivable	312,867	(589,796)
Inventory	(23,820)	178,710
Prepaid expenses and other assets	225,761	361,515
Accounts payable and accrued expenses	(351,595)	(129,783)
Payroll liabilities	20,095	62,320
Contract liabilities and customer deposits	(773,689)	(74,844)
Income taxes (receivable) payable	(146,400)	157,566
Net cash provided by (used in) operating activities	(297,439)	155,621
INVESTING ACTIVITIES
Capital expenditures	(20,615)	(8,875)
Proceeds from sale of asset	0	1,500
Net cash used in investing activities	(20,615)	(7,375)
FINANCING ACTIVITIES
Payments on notes payable	0	(3,573)
Repurchase of common stock	(112,240)	0
Net cash used in financing activities	(112,240)	(3,573)

NET INCREASE (DECREASE) IN CASH	(430,294)	144,673

CASH
Beginning of period	1,322,743	102,689
End of Period	$892,449	$247,362

Non-cash investing and financing activities:
Treasury stock cost related to compensation	$61,849	$0
Capital expenditure financed with note payable	$0	$32,435

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Nature of Business and Summary of Significant Accounting Policies –

Basis of Presentation

The accompanying unaudited condensed financial statements of Table Trac, Inc. (the “Company,” or “Table Trac”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of June 30, 2018 and the statements of operations for the three and six months ended June 30, 2018 and 2017, and the statements of cash flows for the six months ending June 30, 2018 and 2017 are unaudited but include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Table Trac Annual Report on Form 10-K for the year ended December 31, 2017.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company uses of estimates and assumptions include: for revenue recognition, determining the nature and timing of satisfaction of performance obligations, and determining the standalone selling price (“SSP”) of performance obligations, variable consideration, and other obligations, realizability of accounts receivable, the valuation of deferred tax assets and liabilities, deferred revenue and costs, and the valuation of inventory. Actual results could differ from those estimates.

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

The following table summarizes disaggregated revenues by major product line for the three months ended June 30, 2018 and 2017, respectively:

	Three Months Ended June 30,
	2018	2017	2018	2017
			(percent of revenues)
System sales	$2,359,112	$1,533,574	78.5%	70.2%
Maintenance fees	626,690	550,363	20.9%	25.2%
Service and other sales	17,333	99,850	0.6%	4.6%
Total revenues	$3,003,135	$2,183,787	100.0%	100.0%

The following table summarizes disaggregated revenues by major product line for the six months ended June 30, 2018 and 2017, respectively:

	Six months ended June 30,
	2018	2017	2018	2017
			(percent of revenues)
System sales	$2,739,979	$2,068,773	67.1%	63.0%
Maintenance fees	1,253,708	1,095,983	30.7%	33.4%
Service and other sales	90,716	119,664	2.2%	3.6%
Total revenues	$4,084,403	$3,284,420	100.0%	100.0%

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

We evaluate the interest rates used in customer contracts with extended payment terms, representing a significant financing component. These rates range from approximately 1% to 6% and we believe those to be appropriate market interest rates for the financing component.

Deferred System Sales Costs

Incremental cost to obtain and fulfil a contract are deferred and amortized over the related system contract term. These costs are recognized on a straight-line basis over the term of the contract which is generally 18-48 months beginning when revenues are generated. At the end of the contract period, the customer will usually receive title to the system. These costs are a significant component of other long-term assets on the balance sheet, and are $636,059 and $967,092 as of June 30, 2018 and December 31, 2017, respectively.

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

Major Customers

For the six month period ended June 30, 2018, four customers comprised approximately 51% of revenue compared to two customers who accounted for approximately 32% for the six months ending June 30, 2017. At June 30, 2018, the same four customers comprised approximately 66% of accounts receivable revenue compared to two customers accounting for approximately 29% for the six months ending June 30, 2017. The following table summarizes major customer information for the six months ended June 30, 2018 and 2017:

	For the Six Months ended June 30
	2018		2017
	% Revenues	% AR	% Revenues	% AR
Major	51.3%	65.8%	31.8%	28.5%
All Others	48.7%	34.2%	68.2%	61.5%
Total	100.0%	100.0%	100.0%	100.0%

For the six month periods ending June 30, 2018 and 2017, sales to customers in the United States represent 86.4% and 92.4% of total revenues, respectively.

The following table summarizes the major customer information for the three months ended June 30, 2018 and the three major customers information for the three months ending June 30, 2017:

For the Three Months Ended June 30
	2018	2017
	% Revenues	% Revenues
Major	51.9%	41.9%
All Others	48.1%	58.1%
Total	100.0%	100.0%

For the three month periods ending June 30, 2018 and 2017, sales to customers in the United States represent 83.6% and 94.5% of total revenues, respectively.

A major customer is defined any customer that represents at least 10% of revenue or outstanding account receivable for a given period.

Inventory

Inventory, consisting of finished goods, is stated at the lower of cost or net realizable value. The average cost method, which approximates the first in, first out method, is used to value inventory. Inventory is reviewed annually for the lower of cost or net realizable value and obsolescence. Any material cost found to be above net realizable value or considered obsolete is written down accordingly. The inventory value as of June 30, 2018 was $490,027, which included work-in-process of $52,387. The inventory value was $466,207 as of December 31, 2017, which included work-in-process of $0. The Company had no obsolescence reserve at June 30, 2018 or December 31, 2017. At June 30, 2018 the Company recorded a prepayment for inventory yet to be received of approximately $330,010 as a component of prepaid expenses and other current assets.

Research and Development

The Company expenses all costs related to research and development as incurred. Research and development expense was $15,620 and $23,972 for the three months ended June 30, 2018 and 2017, and $56,585 and $31,705 for the six months ended June 30, 2018 and 2017, respectively. Research and development expenses are included in selling, general and administrative expenses on the condensed statements of operations.

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

We adopted the standard effective January 1, 2018, using the modified retrospective method, which did not require us to restate each prior reporting period presented. We elected the available practical expedients and implemented internal controls and key system functionality to enable the preparation of financial information on adoption.

2.	Accounts Receivable –

Accounts receivable consisted of the following at:

	June 30, 2018	December 31, 2017
Accounts receivable under normal 30 day terms	$2,202,296	$1,493,084
Financed contracts:
Current portion of long-term	948,849	1,741,669
Long-term, net of current portion	1,161,112	1,515,120
Total accounts receivable	4,312,257	4,749,873
Less allowance for doubtful accounts	(125,027)	(181,473)
Accounts receivable, net	$4,187,230	$4,568,400
Presented on the balance sheet as:
Accounts receivable, net	$3,026,118	$3,053,280
Long-term accounts receivable - financed contracts	1,161,112	1,515,120

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

Accounts receivable includes financed contracts at June 30, 2018 and December 31, 2017 which are $2,109,961 and $3,256,789, respectively, offset by contract liabilities on the balance sheets of $1,947,632 and $3,313,772, respectively.

A roll-forward of the Company’s allowance for doubtful accounts for the periods presented is as follows:

	June 30, 2018	December 31, 2017
Accounts receivable allowance, beginning of year	$181,473	$200,266
Provision adjustment	0	(18,793)
Write-off	(56,446)	0
Accounts receivable allowance, end of period	$125,027	$181,473

The allowance for doubtful accounts is $125,027 and $181,473 for the trade receivables at June 30, 2018 and December 31, 2017, respectively, and $0 for the financed contracts at both June 30, 2018 and December 31, 2017.

3.	Stockholders’ Equity –

Stock Repurchase Program

On January 7, 2018, the Company’s Board of Directors approved the repurchase of its outstanding shares, using management’s discretion, of its common stock from private unsolicited sellers’ in the open market. On May 10, 2018, the Company’s Board of Directors approved the repurchase of its outstanding common shares in an aggregate amount of up to 200,000 shares not to exceed $600,000, in both private unsolicited and open –market transactions, until December 31, 2019. Company insiders are prohibited from participating in the stock repurchase program.

During the three month period ended June 30, 2018, the Company repurchased 10,000 shares totaling approximately $19,000 at an average price of $1.95 per share for its treasury. For the six month period ending June 30, 2018, the Company repurchased 48,500 shares totaling approximately $112,000 at an average price of $2.31 per share for its treasury.

Stock Compensation

In January, the Company awarded 50,000 shares at a price of $2.35 per share from its treasury to its new CFO. These shares are subject to a four year vesting schedule as follows: 20,000 shares at the end of year one; 10,000 shares in each subsequent year. No shares vested during the six month period ended June 30, 2018. Grant date fair value of $117,500 will be recognized equally over the next sixteen quarters as stock compensation expense as a component of selling, general and administration expense. The unvested stock compensation is expected to be recognized over a weighted average period of approximately two years. As of June 30, 2018, the remaining unrecognized stock compensation expense approximated $103,000. As of June 30, 2018, the Company holds 138,132 common shares in treasury for future employee issuances for potential bonuses. Such common shares in treasury include shares repurchased pursuant to the stock repurchase program.

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

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Based on its evaluation, the Company believes that it has no significant unrecognized tax positions. The Company’s evaluation was performed for the tax years ended December 31, 2014 through 2017, which are the tax years that remain subject to examination by major tax jurisdictions as of June 30, 2018. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

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

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the six months ended June 30, 2018 and 2017:

	For the Six Months Ended June 30,
	2018	2017
Basic and diluted earnings per share calculation:
Net income to common stockholders	$230,701	$40,617
Weighted average number of common shares outstanding - basic	4,477,545	4,511,965
Basic net income per share	$0.05	$0.01
Weighted average number of common shares outstanding - diluted	4,477,545	4,511,965
Diluted net income per share	$0.05	$0.01

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the three months ended June 30, 2018 and 2017:

	For the Three Months Ended June 30,
	2018	2017
Basic and diluted earnings per share calculation:
Net income to common stockholders	$410,538	$164,988
Weighted average number of common shares outstanding - basic	4,468,630	4,511,965
Basic net income per share	$0.09	$0.04
Weighted average number of common shares outstanding - diluted	4,468,630	4,511,965
Diluted net income per share	$0.09	$0.04

6.	Foreign Currency Exchange Rate Risk -

The Company is exposed to foreign currency risks that arise from some of its foreign customers in Colombia, transacted in Colombia pesos. In addition, exchange rate fluctuations may cause our international results to fluctuate when translated into U.S. dollars. These risks may change over time as business practices evolve and could have an impact on the Company’s financial results in the future due to the long term nature of the Company’s accounts receivable in Colombia, which totaled approximately $91,019 and $314,000 at June 30, 2018 and December 31, 2017, respectively. The Company monitors its risk associated with the volatility of certain foreign currencies against the U.S. dollar.

7.	Commitment and Contingencies -

The Company has an agreement with a contractor to design and execute on a sales and marketing strategy for the Company in key Latin American and Caribbean gaming jurisdictions. The agreement expired December 31, 2017. As of June 30, 2018, the agreement is continuing on a month to month arrangement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below should be read in conjunction with our audited financial statements, and notes thereto, contained in our Form 10-K filed with the SEC on March 31, 2018 relating to our year ended December 31, 2017.

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

In May of this year the Company received Patent Pending status on its April 2017 application 15/946,227 “SYSTEMS AND METHODS OF FACILIITATING INTERACTIONS BETWEEN AN ELECTRONIC GAMING MACHINE, GAME PLAYER, AND A CONTROL SYSTEM”.  In addition the Company  renewed its Trademark claim for “Table Trac” which was granted July 31, 2018 Reg. No. 5,529,779 and made a new Trademark claim on its “CasinoTrac” brand which is pending.

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

During the second quarter of 2018, the Company delivered three casino management systems. At the end of the quarter, the Company had casino management systems, table games management systems and ancillary products installed with on-going support and maintenance contracts with 89 casino operators in over 138 casinos worldwide.

Results of Operations – Three Months Ended June 30, 2018 Compared to Three months ended June 30, 2017

During the three months ended June 30, 2018, income from operations was $577,169 compared to income from operations of $237,148 for the three months ended June 30, 2017. The major components of revenues, cost of sales and selling, general and administrative expenses, and the reasons for changes in each, are discussed below.

Revenues

Revenues totaled $3,003,135 for the three months ended June 30, 2018 compared to $2,183,787 for the three months ended June 30, 2017.

Refer to Note 1 – Revenue, disaggregated revenues by major product line table

During the three months ended June 30, 2018, the Company delivered five systems. During the same period in 2017, the Company delivered two systems. In the periods presented, the Company continues to recognize revenue as payments become due for systems that were previously installed and for which revenue was deferred.

Cost of Sales

Cost of sales increased to $1,196,531 for the three months ended June 30, 2018 from $753,931 for the three months ended June 30, 2017 due to increased corresponding sales.  The following table summarizes our cost of sales for the three months ended June 30, 2018 and 2017, respectively:

	Three Months Ended June 30,
	2018	2017	2018	2017
			(percent of revenues)
System sales	$1,155,998	$684,607	38.4%	31.3%
Maintenance fees	32,040	24,750	1.1%	1.1%
Service and other sales	8,493	44,574	0.3%	2.0%
Total cost of sales	$1,196,531	$753,931	39.8%	34.4%

Gross profit	$1,806,604	$1,429,856	60.2%	65.5%

Selling, General and Administrative Expenses

For the three months ended June 30, 2018, selling, general and administrative expenses were $1,229,435 compared to $1,192,708 for the same period in 2017.  These expenses held steady due to the fact they generally do not vary with the level of revenue.

Interest Income

For the three months ended June 30, 2018, interest income was $18,464 compared to $25,251 for the same period in 2017.  This decrease is primarily related to having fewer contracts that have financed payment plans in the current period.

Tax Provision

The income tax expense for the three months ended June 30, 2018 was $184,000, which was calculated at a 39.4% effective rate, compared to an income tax expense of $96,000 for the same period in 2017, which was calculated at a 36.8% effective rate.

Net Income

Income before taxes for the three months ended June 30, 2018, was $594,538 compared to income before taxes of $260,988 for the same period in 2017. Net income for the three months ended June 30, 2018 was $410,538 compared to net income of $164,988 for the same period in 2017. The basic income per share was $0.09 compared to income per share of $0.04 for the three months ended June 30, 2018 and 2017, respectively.

Results of Operations - Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

During the six months ended June 30, 2018, income from operations was $344,267 compared to income from operations of $16,575 for the six months ended June 30, 2017. The major components of revenues, cost of sales and selling, general and administrative expenses, and the reasons for changes in each, are discussed below.

Revenues

Revenues totaled $4,084,403 for the six months ended June 30, 2018 compared to $3,284,420 for the six months ended June 30, 2017.

Refer to Note 1 – Revenue, disaggregated revenues by major product line table

During the six months ended June 30, 2018, the Company delivered five systems. During the same period in 2017, the Company delivered three systems and three existing customers purchased additional products from the Company.

Cost of Sales

Cost of sales for the six months ended June 30, 2018 increased to $1,500,226 from $1,074,997 for the six months ended June 30, 2017.  The following table summarizes our cost of sales for the six months ended June 30, 2018 and 2017, respectively:

	Six months ended June 30,
	2018	2017	2018	2017
			(percent of revenues)
System sales	$1,396,965	$969,895	34.2%	29.5%
Maintenance fees	57,010	49,000	1.4%	1.5%
Service and other sales	46,251	56,102	1.1%	1.7%
Total cost of sales	$1,500,226	$1,074,997	36.7%	32.7%

Gross profit	$2,584,177	$2,209,423	63.3%	67.3%

The Company's gross profit was 63.3% and 67.3% for the six months ended June 30, 2018 and 2017, respectively. This decrease is primarily due to the higher mix of lower margin hardware sold with the systems during the six months ended June 30, 2018.

Selling, General and Administrative Expenses

For the six months ended June 30, 2018, selling, general and administrative expenses were $2,239,910 compared to $2,192,848 for the same period in 2017.   These expenses held steady due to the fact they generally do not vary with the level of revenue.

Interest Income

For the six months ended June 30, 2018, interest income was $40,263 compared to $58,591 for the same period in 2017.  This decrease is primarily related to fewer contracts that have financed payment plans in the current period.

Tax Provision

The income tax expense for the six months ended June 30, 2018 was $150,000, which was calculated at a 39.4% effective rate, compared to an income tax expense of $30,000 for the same period in 2017, which was calculated at a 42.5% effective rate.

Net Income

Income before taxes for the six months ended June 30, 2018, was $380,701 compared to income before taxes of $70,617 for the same period in 2017. Net income for the six months ended June 30, 2018 was $230,701 compared to net income of $40,617 for the same period in 2017. The basic income per share was $0.05 compared to income per share of $0.01 for the six months ended June 30, 2018 and 2017, respectively.

Backlog

The Company’s backlog generally consists of incomplete system installations and expansion of offerings for currently installed and supported systems.

The Company had three projects in its backlog at June 30, 2018. The Company had four projects in its backlog as of June 30, 2017.

Subsequent to June 30, 2018, the Company has signed one new contract with a customer.

The Company is currently serving gaming establishments in thirteen U.S. states, as well as countries in Central and South America, and the Caribbean. The Company aims to pursue further opportunities and strategic partnerships.

Liquidity and Capital Resources

We expect that we will be able meet our operating, investing and financing needs for liquidity through cash on hand and anticipated positive cash flows from operations

The difference in the cash flow and balance sheet in the second quarter of 2018 compared with the same period in the prior year was due to a number of factors including net income and decreased net receivables, offset by decreased accounts payable.

At June 30, 2018, we had no long-term debt outstanding.

Additionally, investing activities used cash of $20,615 for the six months ended June 30, 2018, which was due to capital expenditures.  Cash used in financing activities relating to the repurchasing of stock during the six months ended June 30, 2018 was $112,240.

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

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of June 30, 2018.

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

As of June 30, 2018, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective as of June 30, 2018. There were no changes in our internal controls over financial reporting during our most recently completed reporting period that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On June 30th, 2018, the Company issued 5137 shares of common stock to a vendor for consulting services. The shares were issued pursuant to the exemption set forth in Section 4(a)(2) of the Securities Act on the basis that the shares were issued in a transaction not involving any public offering.

Company Repurchases of Registered Common Stock

The Company made the following repurchases of registered common stock during the period covered by this report:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Apr-18	5,000	$2.10	283,769	0
May-18	0	$-	283,769	200,000
Jun-18	5,000	$1.80	288,769	195,000

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

Dated: August 14, 2018	Table Trac, Inc.
(Registrant)

By:	/s/ Chad Hoehne
Chad Hoehne Chief Executive Officer (principal executive officer)

By:	/s/ Randy Gilbert
Randy Gilbert Chief Financial Officer (principal financial and accounting officer)

- 19 -