Form 10-Q
period 2018-09-30
TABLE TRAC INC
filed 2018-11-13
CIK 1090396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

As of November 13, 2018, the registrant had outstanding 4,518,602 shares of common stock, $.001 par value per share.

Table Trac, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TABLE TRAC, INC.

TABLE TRAC, INC.

CONDENSED BALANCE SHEETS

	September 30, 2018 (Unaudited)	December 31, 2017
ASSETS
CURRENT ASSETS
Cash	$633,753	$1,322,743
Accounts receivable, net of allowance for doubtful accounts of $125,027 at September 30, 2018 and $181,473 at December 31, 2017	3,518,573	3,053,280
Inventory	503,034	466,207
Prepaid expenses and other current assets	424,596	464,385
Income tax receivable	65,373	0
TOTAL CURRENT ASSETS	5,145,329	5,306,615
LONG-TERM ASSETS
Property and equipment, net	57,679	71,786
Contract and other long-term assets	599,538	967,092
Long-term accounts receivable – financed contracts	1,163,823	1,515,120
TOTAL LONG-TERM ASSETS	1,821,040	2,553,998
TOTAL ASSETS	$6,966,369	$7,860,613

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$176,117	$572,485
Payroll liabilities	57,593	30,085
Customer deposits	114,393	18,168
Income taxes payable	0	62,627
TOTAL CURRENT LIABILITIES	348,103	683,365
LONG-TERM LIABILITIES
Contract liabilities	1,903,639	3,313,772
Deferred tax liability	751,000	516,000
TOTAL LIABILITIES	3,002,742	4,513,137

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 25,000,000 shares authorized: 4,656,734 shares issued; 4,518,602 and 4,511,965 shares outstanding at September 30, 2018 and December 31, 2017, respectively	4,518	4,512
Additional paid-in capital	1,790,315	1,809,511
Retained earnings	2,374,922	1,679,813
	4,169,755	3,493,836
Treasury stock, 138,132 and 144,769 shares (at cost) at September 30, 2018 and December 31, 2017, respectively	(206,128)	(146,360)
TOTAL STOCKHOLDERS’ EQUITY	3,963,627	3,347,476

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,966,369	$7,860,613

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017

Revenues	$2,329,681	$1,862,684	$6,414,084	$5,147,103
Cost of sales	582,760	564,653	2,082,986	1,639,650
Gross profit	1,746,921	1,298,031	4,331,098	3,507,453
Operating expenses:
Selling, general and administrative	1,112,318	888,105	3,352,227	3,080,953
Income from operations	634,603	409,926	978,871	426,500
Gain (Loss) on currency exchange	(1,420)	(1,595)	(5,249)	(7,644)
Interest income	11,825	24,718	52,087	83,310
Gain on sale of assets	0	0	0	1,500
Income before taxes	645,008	433,049	1,025,709	503,666
Income tax expense	180,600	161,000	330,600	191,000
Net Income	$464,408	$272,049	$695,109	$312,666
Net income per share - basic	$0.10	$0.06	$0.16	$0.07
Net income per share - diluted	$0.10	$0.06	$0.16	$0.07
Weighted-average shares outstanding - basic	4,468,602	4,511,965	4,474,531	4,511,965
Weighted-average shares outstanding - diluted	4,475,982	4,511,965	4,482,148	4,511,965

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended September 30,

	2018	2017

OPERATING ACTIVITIES
Net Income	$695,109	$312,666
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,722	21,995
Deferred income taxes	235,000	194,000
Bad debt expense	84,592	131,454
Gain on sale of asset	0	(1,500)
Stock issued for services to non-employee	11,250	0
Stock compensation expense	22,032	0
Changes in operating assets and liabilities:
Accounts receivable	(198,588)	(1,284,134)
Inventory	(36,827)	350,035
Prepaid expenses and other assets	407,343	314,939
Accounts payable and accrued expenses	(396,368)	(229,888)
Payroll liabilities	27,508	73,976
Contract liabilities and customer deposits	(1,313,908)	442,469
Income taxes (receivable) payable	(128,000)	157,483
Net cash provided by (used in) operating activities	(556,135)	483,495
INVESTING ACTIVITIES
Capital expenditures	(20,615)	(38,875)
Proceeds from sale of asset	0	1,500
Net cash used in investing activities	(20,615)	(37,375)
FINANCING ACTIVITIES
Payments on notes payable	0	(7,737)
Repurchase of common stock	(112,240)	0
Net cash used in financing activities	(112,240)	(7,737)

NET INCREASE (DECREASE) IN CASH	(688,990)	438,383

CASH
Beginning of period	1,322,743	102,689
End of Period	$633,753	$541,072

Non-cash investing and financing activities:
Treasury stock cost related to compensation	$52,474	$0
Capital expenditure financed with note payable	$0	$32,435

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Nature of Business and Summary of Significant Accounting Policies –

Basis of Presentation

The accompanying unaudited condensed financial statements of Table Trac, Inc. (the “Company,” or “Table Trac”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of September 30, 2018 and the statements of operations for the three and nine months ended September 30, 2018 and 2017, and the statements of cash flows for the nine months ending September 30, 2018 and 2017 are unaudited but include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Table Trac Annual Report on Form 10-K for the year ended December 31, 2017.

Nature of Business

Table Trac was formed under the laws of the State of Nevada in June 1995. The Company has offices in Minnetonka, Minnesota and Oklahoma City, Oklahoma. The Company has developed and sells an information and management system that automates and monitors various aspects of the operations of casinos.

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

The following table summarizes disaggregated revenues by major product line for the three months ended September 30, 2018 and 2017, respectively:

	Three Months Ended September 30,
	2018	2017	2018	2017
			(percent of revenues)
System sales	$1,578,226	$1,260,372	67.7%	67.7%
Maintenance fees	684,738	559,624	29.4%	30.0%
Service and other sales	66,717	42,688	2.9%	2.3%
Total revenues	$2,329,681	$1,862,684	100.0%	100.0%

The following table summarizes disaggregated revenues by major product line for the nine months ended September 30, 2018 and 2017, respectively:

	Nine months ended September 30,
	2018	2017	2018	2017
			(percent of revenues)
System sales	$4,318,205	$3,329,144	67.3%	64.7%
Maintenance fees	1,938,446	1,655,607	30.2%	32.2%
Service and other sales	157,433	162,352	2.5%	3.1%
Total revenues	$6,414,084	$5,147,103	100.0%	100.0%

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

Deferred System Sales Costs

Incremental cost to obtain and fulfil a contract are deferred and amortized over the related system contract term. These costs are recognized on a straight-line basis over the term of the contract which is generally 18-48 months beginning when revenues are generated. These costs are the most significant component of other long-term assets on the balance sheet, and are $599,538 and $967,092 as of September 30, 2018 and December 31, 2017, respectively.

Accounts Receivable / Allowance for Doubtful Accounts

Accounts receivable are initially recorded at the invoiced amount and carried on the balance sheet at net realizable value, which includes foreign currency translation as of each balance sheet date. Accounts receivable include unsecured regular customer receivables and unsecured amounts from financed contracts coming due within 12 months. Amounts from financed contracts due beyond 12 months are recorded as “Long-term accounts receivable – financed contracts.”  Interest is recorded upon receipt to other income on the statements of operations. An allowance for doubtful accounts is recorded when the Company believes the amounts may not be collected. Management believes that receivables, net of the allowance for doubtful accounts, are fully collectible. Accounts receivable are written off when management determines collection is no longer likely. While the ultimate result may differ, management believes that any write-off not allowed for will not have a material impact on the Company’s financial position.

Major Customers

For the nine month period ended September 30, 2018, three customers comprised approximately 47% of revenue compared to two customers who accounted for approximately 17% for the nine months ending September 30, 2017. At September 30, 2018, the same three customers comprised approximately 47% of accounts receivable compared to two customers accounting for approximately 19% at September 30, 2017. The following table summarizes major customer’s information for the nine months ended September 30, 2018 and 2017:

	For the Nine Months ended September 30
	2018		2017
	% Revenues	% AR	% Revenues	% AR
Major	47.4%	46.9%	16.8%	19.2%
All Others	52.6%	53.1%	83.2%	80.8%
Total	100.0%	100.0%	100.0%	100.0%

For the nine month periods ending September 30, 2018 and 2017, sales to customers in the United States represent 91.2% and 92.7% of total revenues, respectively.

The following table summarizes the major customer information for the three months ended September 30, 2018 and the two major customer’s information for the three months ending September 30, 2017:

For the Three Months Ended September 30
	2018	2017
	% Revenues	% Revenues
Major	54.2%	42.6%
All Others	45.8%	57.4%
Total	100.0%	100.0%

For the three month periods ending September 30, 2018 and 2017, sales to customers in the United States represent 95.6% and 93.2% of total revenues, respectively.

A major customer is defined any customer that represents at least 10% of revenue or outstanding account receivable for a given period.

Inventory

Inventory, consisting of finished goods, is stated at the lower of cost or net realizable value. The average cost method, which approximates the first in, first out method, is used to value inventory. Inventory is reviewed annually for the lower of cost or net realizable value and obsolescence. Any material cost found to be above net realizable value or considered obsolete is written down accordingly. The inventory value as of September 30, 2018 was $503,034, which included work-in-process of $50,824. The inventory value was $466,207 as of December 31, 2017, which included work-in-process of $0. The Company had no obsolescence reserve at September 30, 2018 or December 31, 2017. At September 30, 2018 the Company recorded a prepayment for inventory yet to be received of approximately $318,570 as a component of prepaid expenses and other current assets.

Research and Development

The Company expenses all costs related to research and development as incurred. Research and development expense was $28,827 and $4,452 for the three months ended September 30, 2018 and 2017, and $85,411 and $36,157 for the nine months ended September 30, 2018 and 2017, respectively. Research and development expenses are included in selling, general and administrative expenses on the statements of operations.

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

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of operations is required to be filed. The Company anticipates its first presentation of changes in stockholders’ equity will be included in its Form 10-Q for the quarter ended March 31, 2019.

2.	Accounts Receivable –

Accounts receivable consisted of the following at:

	September 30, 2018	December 31, 2017
Accounts receivable under normal 30 day terms	$2,748,781	$1,493,084
Financed contracts:
Current portion of long-term	894,819	1,741,669
Long-term, net of current portion	1,163,823	1,515,120
Total accounts receivable	4,807,423	4,749,873
Less allowance for doubtful accounts	(125,027)	(181,473)
Accounts receivable, net	$4,682,396	$4,568,400
Presented on the balance sheet as:
Accounts receivable, net	$3,518,573	$3,053,280
Long-term accounts receivable - financed contracts	1,163,823	1,515,120

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

Accounts receivable includes financed contracts at September 30, 2018 and December 31, 2017 which are $2,058,642 and $3,256,789, respectively, offset by contract liabilities on the balance sheets of $1,903,639 and $3,313,772, respectively.

A roll-forward of the Company’s allowance for doubtful accounts for the periods presented is as follows:

	September 30, 2018	December 31, 2017
Accounts receivable allowance, beginning of year	$181,473	$200,266
Provision adjustment	84,592	(18,793)
Write-off	(141,038)	0
Accounts receivable allowance, end of period	$125,027	$181,473

The allowance for doubtful accounts is $125,027 and $181,473 for the trade receivables at September 30, 2018 and December 31, 2017, respectively, and $0 for the financed contracts at both September 30, 2018 and December 31, 2017.

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

During the three month period ended September 30, 2018, the Company did not repurchase any shares for its treasury. For the nine month period ending September 30, 2018, the Company repurchased 48,500 shares totaling approximately $112,000 at an average price of $2.31 per share for its treasury.

Stock Compensation

In January, the Company awarded 50,000 shares at a price of $2.35 per share from its treasury to its new CFO. These shares are subject to a four year vesting schedule as follows: 20,000 shares at the end of year one; 10,000 shares in each subsequent year. No shares vested during the nine month period ended September 30, 2018. Grant date fair value of $117,500 will be recognized equally over the vesting period as stock compensation expense as a component of selling, general and administration expense. The unvested stock compensation is expected to be recognized over a weighted average period of approximately two years. As of September 30, 2018, the remaining unrecognized stock compensation expense approximated $95,500. As of September 30, 2018, the Company holds 138,132 common shares in treasury for future employee issuances for potential bonuses. Such common shares in treasury include shares repurchased pursuant to the stock repurchase program.

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

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Based on its evaluation, the Company believes that it has no significant unrecognized tax positions. The Company’s evaluation was performed for the tax years ended December 31, 2014 through 2017, which are the tax years that remain subject to examination by major tax jurisdictions as of September 30, 2018. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

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

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the nine months ended September 30, 2018 and 2017:

	For the Nine Months Ended September 30,
	2018	2017
Basic and diluted earnings per share calculation:
Net income to common stockholders	$695,109	$312,666
Weighted average number of common shares outstanding - basic	4,474,531	4,511,965
Basic net income per share	$0.16	$0.07
Weighted average number of common shares outstanding - diluted	4,482,148	4,511,965
Diluted net income per share	$0.16	$0.07

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the three months ended September 30, 2018 and 2017:

	For the Three Months Ended September 30,
	2018	2017
Basic and diluted earnings per share calculation:
Net income to common stockholders	$464,408	$272,049
Weighted average number of common shares outstanding - basic	4,468,602	4,511,965
Basic net income per share	$0.10	$0.06
Weighted average number of common shares outstanding - diluted	4,475,982	4,511,965
Diluted net income per share	$0.10	$0.06

6.	Foreign Currency Exchange Rate Risk -

The Company is exposed to foreign currency risks that arise from some of its foreign customers in Colombia, transacted in Colombia pesos. In addition, exchange rate fluctuations may cause our international results to fluctuate when translated into U.S. dollars. These risks may change over time as business practices evolve and could have an impact on the Company’s financial results in the future due to the long term nature of the Company’s accounts receivable in Colombia, which totaled approximately $74,000 and $314,000 at September 30, 2018 and December 31, 2017, respectively. The Company monitors its risk associated with the volatility of certain foreign currencies against the U.S. dollar.

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

In May of this year the Company received Patent Pending status on its April 2017 application 15/946,227 “SYSTEMS AND METHODS OF FACILITATING INTERACTIONS BETWEEN AN ELECTRONIC GAMING MACHINE, GAME PLAYER, AND A CONTROL SYSTEM”.  In addition, the Company renewed its Trademark claim for “Table Trac” which was granted July 31, 2018 Reg. No. 5,529,779 and made a new Trademark claim on its “CasinoTrac” brand which is pending.

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

During the third quarter of 2018, the Company delivered two casino management systems. At the end of the quarter, the Company had casino management systems, table games management systems and ancillary products installed with on-going support and maintenance contracts with 89 casino operators in over 139 casinos worldwide.

Results of Operations – Three Months Ended September 30, 2018 Compared to Three months ended September 30, 2017

During the three months ended September 30, 2018, income from operations was $634,603 compared to income from operations of $409,926 for the three months ended September 30, 2017. The major components of revenues, cost of sales and selling, general and administrative expenses, and the reasons for changes in each, are discussed below.

Revenues

Revenues totaled $2,329,681 for the three months ended September 30, 2018 compared to $1,862,684 for the three months ended September 30, 2017.

Refer to Note 1 – Revenue, disaggregated revenues by major product line table

During the three months ended September 30, 2018, the Company delivered two systems. During the same period in 2017, the Company delivered seven systems. In the periods presented, the Company continues to recognize revenue as payments become due for systems that were previously installed and for which revenue was deferred.

Cost of Sales

Cost of sales increased to $582,760 for the three months ended September 30, 2018 from $564,653 for the three months ended September 30, 2017 due to increased corresponding sales.  The following table summarizes our cost of sales for the three months ended September 30, 2018 and 2017, respectively:

	Three Months Ended September 30,
	2018	2017	2018	2017
			(percent of revenues)
System sales	$534,376	$523,667	22.9%	28.1%
Maintenance fees	25,794	23,250	1.1%	1.2%
Service and other sales	22,590	17,736	1.0%	1.0%
Total cost of sales	$582,760	$564,653	25.0%	30.3%

Gross profit	$1,746,921	$1,298,031	75.0%	69.7%

The Company’s gross profit was 75.0% and 69.7% for the three months ended September 30, 2018 and 2017, respectively. This increase is due to higher systems pricing on systems sold during the three months ended September 30, 2018.

Selling, General and Administrative Expenses

For the three months ended September 30, 2018, selling, general and administrative expenses were $1,112,318 compared to $888,105 for the same period in 2017.  These expenses increased as a result of the Company’s increased marketing efforts and the cost related to the licensing process that was occurring in Nevada.

Interest Income

For the three months ended September 30, 2018, interest income was $11,825 compared to $24,718 for the same period in 2017.  This decrease is primarily related to having fewer contracts that have financed payment plans in the current period.

Tax Provision

The income tax expense for the three months ended September 30, 2018 was $180,600, which was calculated at a 28.0% effective rate, compared to an income tax expense of $161,000 for the same period in 2017, which was calculated at a 37.2% effective rate. The change in rates is primarily due to the change in the Federal tax rate.

Net Income

Income before taxes for the three months ended September 30, 2018, was $645,008 compared to income before taxes of $433,049 for the same period in 2017. Net income for the three months ended September 30, 2018 was $464,408 compared to net income of $272,049 for the same period in 2017. The basic and diluted income per share was $0.10 compared to income per share of $0.06 for the three months ended September 30, 2018 and 2017, respectively.

Results of Operations - Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

During the nine months ended September 30, 2018, income from operations was $978,871 compared to income from operations of $426,500 for the nine months ended September 30, 2017. The major components of revenues, cost of sales and selling, general and administrative expenses, and the reasons for changes in each, are discussed below.

Revenues

Revenues totaled $6,414,084 for the nine months ended September 30, 2018 compared to $5,147,103 for the nine months ended September 30, 2017.

Refer to Note 1 – Revenue, disaggregated revenues by major product line table

During the nine months ended September 30, 2018, the Company delivered five systems. During the same period in 2017, the Company delivered ten systems.

Cost of Sales

Cost of sales for the nine months ended September 30, 2018 increased to $2,082,986 from $1,639,650 for the nine months ended September 30, 2017.  The following table summarizes our cost of sales for the nine months ended September 30, 2018 and 2017, respectively:

	Nine months ended September 30,
	2018	2017	2018	2017
			(percent of revenues)
System sales	$1,929,825	$1,494,517	30.1%	29.0%
Maintenance fees	82,803	72,250	1.3%	1.4%
Service and other sales	70,358	72,883	1.1%	1.4%
Total cost of sales	$2,082,986	$1,639,650	32.5%	31.8%

Gross profit	$4,331,098	$3,507,453	67.5%	68.2%

The Company’s gross profit was 67.5% and 68.2% for the nine months ended September 30, 2018 and 2017, respectively. This decrease is primarily due to the higher mix of lower margin hardware sold with the systems during the nine months ended September 30, 2018.

Selling, General and Administrative Expenses

For the nine months ended September 30, 2018, selling, general and administrative expenses were $3,352,227 compared to $3,080,953 for the same period in 2017.   These expenses increased as a result of the Company’s increased marketing efforts and cost related to the licensing process that was occurring in Nevada.

Interest Income

For the nine months ended September 30, 2018, interest income was $52,087 compared to $83,310 for the same period in 2017.  This decrease is primarily related to fewer contracts that have financed payment plans in the current period.

Tax Provision

The income tax expense for the nine months ended September 30, 2018 was $330,600, which was calculated at a 32.2% effective rate, compared to an income tax expense of $191,000 for the same period in 2017, which was calculated at a 37.9% effective rate. The change in rates is primarily due to the change in the Federal tax rate.

Net Income

Income before taxes for the nine months ended September 30, 2018, was $1,025,709 compared to income before taxes of $503,666 for the same period in 2017. Net income for the nine months ended September 30, 2018 was $695,109 compared to net income of $312,666 for the same period in 2017. The basic and diluted income per share was $0.16 compared to income per share of $0.07 for the nine months ended September 30, 2018 and 2017, respectively.

Backlog

The Company’s backlog generally consists of incomplete system installations and expansion of offerings for currently installed and supported systems.

The Company had two projects in its backlog at September 30, 2018. The Company had one project in its backlog as of September 30, 2017.

Subsequent to September 30, 2018, the Company has signed one new contract with a customer.

The Company is currently serving gaming establishments in thirteen U.S. states, as well as countries in Central and South America, and the Caribbean. The Company aims to pursue further opportunities and strategic partnerships.

Liquidity and Capital Resources

We expect that we will be able meet our operating, investing and financing needs for liquidity through cash on hand and anticipated positive cash flows from operations

Cash used in operations for the nine month period ending September 30, 2018 were approximately $566,000, compared to cash flow from operation of $483,000 for the period ending September 30, 2017. This decrease was a result of a number of factors including an increase in net income offset by the increasing of net receivables. Additionally during 2018 more sales have been impact sales (revenue recognized immediately) rather than deferred sales, as such there has been a large reduction in contract liabilities as deferred revenue is being recognized.

Additionally, investing activities used cash of $20,615 for the nine months ended September 30, 2018, which was due to capital expenditures.  Cash used in financing activities relating to the repurchasing of stock during the nine months ended September 30, 2018 was $112,240.

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

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of September 30, 2018.

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

As of September 30, 2018, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective as of September 30, 2018. There were no changes in our internal controls over financial reporting during our most recently completed reporting period that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Company Repurchases of Registered Common Stock

The Company made the following repurchases of registered common stock during the period covered by this report:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Jul-18	0	$—	195,000
Aug-18	0	$—	195,000
Sept-18	0	$—	195,000

On January 7, 2018, The Company’s Board of Directors approved the repurchase of its outstanding shares, using management’s discretion, of its common stock from private unsolicited sellers’ in the open market. On May 10, 2018, the Company’s Board of Directors approved the repurchase of its outstanding common shares in an aggregate amount of up to 200,000 shares not to exceed $600,000, in both private unsolicited and open-market transactions, until December 31, 2019. Company insiders are prohibited from participating in the stock repurchase program

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

Dated: November 13, 2018	Table Trac, Inc.
(Registrant)

By:	/s/ Chad Hoehne
Chad Hoehne Chief Executive Officer (principal executive officer)

By:	/s/ Randy Gilbert
Randy Gilbert Chief Financial Officer (principal financial and accounting officer)