Form 10-K
period 2018-12-31
TABLE TRAC INC
filed 2019-03-28
CIK 1090396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2018 was approximately $5.2 million based on the closing sales price of the registrant’s common stock on that date ($1.75 per share). As of [March 28, 2019], the registrant had outstanding [4,528,668] shares of common stock, $.001 par value per share.

DOCUMENTS INCORPORATED IN PART BY REFERENCE

None.

PART I

Item 1. Business.

GENERAL

Table Trac, Inc. (the “Company” or “Table Trac”) is a Nevada corporation, formed on June 27, 1995, with principal offices in Minnetonka, Minnesota. The Company’s corporate website address is www.TabletTrac.com.

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

TABLE TRAC INSTALLATIONS

Table Trac currently has casino management systems, table games management systems and ancillary products installed with on-going support and maintenance contracts at 93 casino operators in over 140 casinos worldwide in the U.S., Caribbean, Central and South America.

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

EMPLOYEES

As of December 31, 2018, the Company had 24 full-time equivalents with an employee headcount of 24.

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

RECENT DEVELOPMENTS

The Company signed nine new customer contracts in 2018 and expanded the Company’s presence in Minnesota, Maryland, Oklahoma, Iowa, Nevada and Jamaica. At the end of 2018, the Company had casino management systems, table games management systems and ancillary products installed with on-going support and maintenance contracts with 93 casino operators in over 140 casinos worldwide.

At the Company’s annual shareholder meeting in October 2018, the Company’s shareholders elected Thomas Mertens and William Martinez as its independent board members; along with one of the Company’s current officers, Chad Hoehne, Table Trac’s, President, Chief Technical Officer and founder, and now its Chief Executive Officer. The board elected Mr. Hoehne as Chairman of the Board, while Mr. Mertens was elected to serve as chairman of the audit and compensation committees. Mr. Martinez was elected to serve as chairman of the compliance committee.

On January 8, 2018, the Board of Directors appointed Randy W. Gilbert as the Company’s Chief Financial Officer. On October 19, 2018, the Nevada Gaming Commission unanimously approved Randy Gilbert’s application for licensure as a key employee. The Company originally received its licensure with the State of Nevada on August 25, 2016.

During 2018, the Company participated in several key industry trade shows and conferences, including the ICE Gaming Show, the Caribbean Gaming Show, the National Indian Gaming Association Trade Show and Conference, the Oklahoma Indian Gaming Association Trade Show and Conference, and Global Gaming Expo (G2E), the industry’s premier event. The Company also holds licenses in Colorado and Nevada, which will allow the Company to pursue sales in these territories.

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

There is a significant amount of litigation that occurs in the gaming and technology industry. A successful challenge to or invalidation of one of our patents or trademarks, a successful claim of infringement by a third party against us, our products, or one of our licensees in connection with the use of our technology, or an unsuccessful claim of infringement made by us against a third party or its products, could adversely affect our business or cause us financial harm. Any such litigation – whether with or without merit – could:

●	be expensive and time consuming to defend;

●	cause one or more of our patents to be ruled or rendered unenforceable or invalid;

●	cause us to cease making, licensing or using products that incorporate the challenged intellectual property;

●	require us to redesign, reengineer or rebrand our products;

●	divert management’s attention and resources;

●	require us to pay significant amounts in damages;

●	require us to enter into royalty, licensing or settlement agreements in order to obtain the right to use a necessary product, process or component;

●	limit our ability to bring new products to the market in the future; or

●	cause us, by way of injunction to remove products on lease and/or stop selling or leasing new products.

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

If fewer players visit our customers’ facilities, if such players have less disposable income to spend at our customers’ facilities or if our customers are unable to devote resources to purchasing and leasing our products, there could be an adverse effect on our business. Such risks that affect our customers include, but are not limited to:

●	adverse economic and market conditions in gaming markets, including recession, economic slowdown, higher interest rates, higher airfares and higher energy and gasoline prices;

●	global geopolitical events such as terrorist attacks and other acts of war or hostility;

●	natural disasters such as major fires, floods, hurricanes and earthquakes; and

●	inability of our customers to operate due to regulatory disputes, or inability to meet their debt obligations.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The Company has a lease on corporate office space in Minnetonka, Minnesota which expires on June 30, 2021, and includes over 4,400 square feet of office and warehouse space. The monthly rent payment is approximately $3,870 with periodic escalators to approximately $4,090 per month, excluding operating expenses.

Additionally, the Company has a lease on additional office space in Oklahoma City, Oklahoma which expires on August 31, 2020. The monthly rent payment is approximately $1,300 excluding operating expenses.

The Company believes these spaces are adequate for its current business needs.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information: The Company’s common stock is quoted for trading on the OTCQB over-the-counter quotation service under the symbol “TBTC.” The OTCQB is a middle-tier quotation marketplace operated by OTC Markets (formerly known as The Pink Sheets). Prior to February 22, 2011, the Company’s common stock had been quoted for trading on the over-the-counter bulletin board (the OTCBB) under the trading symbol TBTC.OB. Any quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions.

	2018		2017
Quarter Ended	High	Low	High	Low
March 31	$2.60	$1.75	$1.81	$1.20
June 30	$2.45	$1.50	$1.83	$0.51
September 30	$3.00	$1.70	$2.41	$1.45
December 31	$3.40	$1.90	$2.55	$1.71

Holders: As of March 29, 2019, the Company had outstanding 4,528,688 shares of common stock held by approximately 64 holders of record.

Unregistered Sales of Securities: In December 2018, the Company awarded a total of 9,000 Restricted Stock Units to its two new directors and two employees. These units are subject to a one year vesting period. The shares were issued pursuant to the exemption set forth in Section 4(a)(2) of the Securities Act on the basis that the shares were issued in a transaction not involving any public offering.

Dividends: No dividends were declared or paid in 2018 or 2017, and the Company does not expect to pay dividends in the near future.

Repurchase of Common stock: The Company made the following repurchases of registered common stock during the fiscal year covered by this report:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Jan-18	26,000	$2.50	174,000
Feb-18	0		174,000
Mar-18	12,500	$2.22	161,500
Apr-18	5,000	$2.10	195,000
May-18	0	$—	195,000
Jun-18	5,000	$1.80	190,000
Jul-18	0	$—	190,000
Aug-18	0	$—	190,000
Sep-18	0	$—	190,000
Oct-18	0	$—	190,000
Nov-18	0	$—	190,000
Dec-18	0	$—	190,000

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

The Company’s cash position at December 31, 2018 was $1,290,797, a decrease of $31,946 from $1,322,743 at December 31, 2017. Net cash flows provided by operating activities during the year ended December 31, 2018 were $138,789 compared to $1,315,055 for the same period in 2017. This change of $1,176,266 was primarily due to more impact sales (revenue recognized immediately) rather than deferred sales, as such there has been a large reduction in contract liabilities as deferred revenue is being recognized. This change resulted in a decrease in contract liabilities of $1,306,496 in 2018 compared to an increase of $555,899 in 2017. This was offset by a decrease in the accounts receivable balance of $546,167 compared to a decrease of $471,201 in 2017 as fewer contracts were financed, and the company has increased its efforts in collections. Additionally, accounts payable decreased $283,000 from December 31, 2017 to 2018 primarily due to the timing of payments. Finally, the Company utilized its improved cash position to obtain favorable product pricing which resulted in an increase in inventory of $295,958 compared to a decrease of $377,026 in 2017.

Net cash used in investing activities was $50,716 during the year ended December 31, 2018, compared to $37,375 for the same period in 2017. This change of $13,341 was due primarily to the purchase of an additional company vehicle during 2018.

Net cash used in financing activities was $120,019 during the year ended December 31, 2018, compared to $57,625 for the same period in 2017. This change of $62,394 was caused primarily by the company repurchasing $112,000 of its stock as part of the approved stock buyback program, see Note 5. This amount was offset by a $50,000 decrease in debt payments during 2018 as compared to 2017.

On December 31, 2018, total stockholders’ equity was $3,798,736 compared to $3,347,476 in 2017, an increase of $451,261 or 13%, which was primarily due to the 2018 net income from operations.

The Company’s core operations are not capital intensive. The basic product of the Company is computer software developed by its employees. Most manufacturing is done after the Company receives an order, therefore it is not necessary for the company to hold significant inventory.

RESULTS OF OPERATIONS, YEAR ENDED DECEMBER 31, 2018 COMPARED TO YEAR ENDED DECEMBER 31, 2017

The most significant events that affected the 2018 results of operations were the Company’s (1) installation of twelve casino management systems at nine operating entities; (2) and the expansion into the Nevada and Oklahoma markets.

During 2018, the Company delivered product with a value of approximately $4,000,000 on new contracts at the respective contract dates. Approximately $350,000 of the revenue for these system sales will be recognized in future periods, since a substantial amount is not due within 12 months. As a result, those contracts, along with the related maintenance, are expected to add approximately $7,400 each month to the existing recurring revenue.

A breakout of revenue by type is as follows:

	For the years ended December 31,
	2018	2017	2018	2017
			(percent of revenues)
System sales	$4,953,871	$3,926,420	63.4%	61.5%
Maintenance fees	2,635,122	2,269,840	33.7%	35.6%
Other sales	229,704	184,107	2.9%	3.0%
Total revenues	$7,818,697	$6,380,367	100.0%	100.0%

Total revenues increased $1,438,330, a 22.5% increase, due to more installations being recognized immediately rather than deferred in 2018 as compared to 2017. System sales increased $1,027,451, a 26.2% increase, due to immediate revenue recognition rather than deferring on more systems that were installed in 2018 compared to 2017. Maintenance revenue increased $365,282, a 16.1% increase, due to our high customer retention rate along with new accounts added during 2018. Other sale, which includes promotional kiosk software sales and rental sales increased $45,597, a 24.8% increase, due to higher sales of third party products.

During 2018, the Company delivered twelve systems domestically and in the Caribbean. Some of the revenue for the installations was deferred, and will be recognized in future periods, since a substantial amount of the sale is not due within 12 months. During 2017, the Company delivered thirteen systems.

Cost of sales increased to $2,500,407 in 2018 from $1,948,175 in 2017. The increase of $552,232 was primarily due a larger percentage of sales being recognized immediately compared to deferred in 2018 compared to 2017.

 A breakout of cost of sales by type is as follows:

	For the years ended December 31,
	2018	2017	2018	2017
			(percent of revenues)
System sales	$2,281,997	$1,768,740	29.2%	27.7%
License and maintenance fees	112,597	96,500	1.4%	1.5%
Other sales	105,813	82,935	1.4%	1.3%
Total cost of sales	$2,500,407	$1,948,175	32.0%	30.5%

Gross profit	$5,318,290	$4,432,192	68.0%	69.5%

The gross profit in 2018 was $5,318,290 or 68% of sales compared with $4,432,192 or 69.5% of sales in 2017.

Customer deposits – short-term increased to $334,784 in 2018 from $18,168 in 2017. The balance represents three down payments received for system installations on order at year-end which are expected to be installed during 2019 and the balance of annual payments of maintenance compared to only the balance of annual payments of maintenance at the end of 2017. These balances will be recognized as revenue when the system installations are completed or as invoices are due.

Contract liabilities – long-term decreased to $1,690,660 in 2018 from $3,313,772 in 2017. The balance represents systems which have been installed under contracts that have been signed and invoiced, but revenue will be recognized and cash collected monthly over multiple years. The decrease of $1,623,112 in 2018 reflects the fact that more sales in 2018 were recognized at a point in time, compared to deferred sales. Additionally multiple contracts that were signed and installed during previous years were completed during 2018.

Total operating expenses increased to $4,611,097 in 2018 from $4,107,117 in 2017. This 12.3% increase of $503,980 was primarily due to the increase in the number of employees and marketing and sales efforts in 2018 compared to 2017.

The income tax expense was $253,000 in 2018, for an effective rate of 32.9%, compared to an income tax benefit of $166,000 for an effective rate of (39.8)% in 2017. The change in rates is primarily due to the Tax Reform and Job Acts of 2017 and the Company continually achieving net income.

The net income for 2018 was $514,965 compared to net income of $583,051for 2017, which is a decrease of $68,086.

The basic and diluted earnings per share in 2018 were $0.12 and $0.11, respectively, compared to basic and diluted earnings per share of $0.13 in 2017.

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

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is a unit of account in ASC 606. A majority of the Company’s systems sales have multiple performance obligations including an obligation to deliver a casino management system and another to provide maintenance services. For system sales with multiple performance obligations, the Company allocates revenue to each performance obligation on its standalone selling price (SSP). The Company generally determines the SSP based on the price charged to customers. The Company does offer its customers contracts with extended payment terms representing a significant financing component.  The Company must evaluate if any extended payment terms in the contract is an indicator of the transaction price not being probable. The Company only includes the amount for which it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty is resolved.  Provided all other revenue recognition steps have been satisfied, the Company recognizes the revenue if payment of a significant portion (67%) of the contract consideration is due within 12 months of the delivery of the product.  System contracts that do not meet this criteria are deferred and recognized when the uncertainty is resolved, which is consistent with when contractual payments become due. The Company also analyzes its standard business practice of using long-term contracts and the history of collecting on extended payment term contracts which include a financing component which is usually a market interest rate. The associated interest income is reflected accordingly on the statement of operations without making concessions for determining if revenue should be recognized.

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

See also Note 1.

Deferred System Sales Costs

Incremental cost to obtain and fulfil a contract are deferred and amortized over the related system contract term. These costs are recognized on a straight-line basis over the term of the contract which is generally 18-48 months beginning when revenues are generated. These costs are the most significant component of other long-term assets on the balance sheet, and are $528,401 and $967,092 as of December 31, 2018 and December 31, 2017, respectively.

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

Inventory

Inventory, consisting of finished goods, is stated at the lower of cost or net realizable value. The average cost method (which approximates first in, first out method) is used to value inventory. Inventory is reviewed annually for the lower of cost or net realizable value and obsolescence. Any material cost found to be above market value or considered obsolete is written down accordingly. The Company had no obsolescence reserve at December 31, 2018 and 2017.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Table Trac, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Table Trac, Inc. (the Company) as of December 31, 2018 and 2017, and the related statements of operations, stockholders’ equity, and cash flows for each of the years then ended, and the related notes to the financial statements (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for revenue in 2018 due to the adoption of FASB Accounting Standards Codification (Topic 606), Revenue from Contracts with Customers.

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

Minneapolis, Minnesota

March 28, 2019

TABLE TRAC, INC.

BALANCE SHEETS

	December 31, 2018	December 31, 2017
ASSETS
CURRENT ASSETS
Cash	$1,290,797	$1,322,743
Accounts receivable, net of allowance for doubtful accounts of $165,840 at December 31, 2018 and $181,473 at December 31, 2017	2,866,474	3,053,280
Inventory	762,165	466,207
Prepaid expenses and other current assets	291,837	464,385
TOTAL CURRENT ASSETS	5,211,273	5,306,615

LONG-TERM ASSETS
Property and equipment, net	86,656	71,786
Contract and other long-term assets	528,401	967,092
Long-term accounts receivable – financed contracts	1,030,354	1,515,120
TOTAL LONG-TERM ASSETS	1,645,411	2,553,998
TOTAL ASSETS	$6,856,684	$7,860,613

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$387,868	$572,485
Payroll liabilities	34,388	30,085
Notes payable	2,221	0
Customer deposits	334,784	18,168
Income tax payable	53,027	62,627
TOTAL CURRENT LIABILITIES	812,288	683,365

LONG-TERM LIABILITIES
Contract liabilities	1,690,660	3,313,772
Deferred tax liability	555,000	516,000
TOTAL LIABILITIES	3,057,948	4,513,137

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 25,000,000 shares authorized: 4,656,734 shares issued, 4,528,669 and 4,511,965 shares outstanding at December 31, 2018 and December 31, 2017, respectively	4,529	4,512
Additional paid-in capital	1,795,955	1,809,511
Retained earnings	2,194,778	1,679,813
	3,995,262	3,493,836
Treasury stock, 128,065 and 144,769 shares (at cost) at December 31, 2018 and December 31, 2017, respectively	(196,526)	(146,360)
TOTAL STOCKHOLDERS’ EQUITY	3,798,736	3,347,476

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,856,684	$7,860,613

The accompanying notes are an integral part of these financial statements.

TABLE TRAC, INC.

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2018	2017

Revenues	$7,818,697	$6,380,367
Cost of sales	2,500,407	1,948,175
Gross profit	5,318,290	4,432,192
Operating expenses:
Selling, general and administrative	4,611,097	4,107,117
Income from operations	707,193	325,075
Loss on currency exchange	(9,675)	(10,912)
Interest income	70,447	102,888
Income before taxes	767,965	417,051
Income tax expense (benefit)	253,000	(166,000)
Net Income	$514,965	$583,051
Net income per share - basic	$0.12	$0.13
Net income per share - diluted	$0.11	$0.13
Weighted-average shares outstanding - basic	4,473,591	4,511,965
Weighted-average shares outstanding - diluted	4,490,795	4,511,965

The accompanying notes are an integral part of these financial statements.

TABLE TRAC, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock Outstanding		Additional
	Number of Shares	Par Amount	Paid-in Capital	Retained Earnings	Treasury Stock	Total
BALANCE, DECEMBER 31, 2016	4,511,965	$4,512	$1,809,511	$1,096,762	$(146,360)	$2,764,425

Net income	0	0	0	583,051	0	583,051
BALANCE, DECEMBER 31, 2017	4,511,965	$4,512	$1,809,511	$1,679,813	$(146,360)	$3,347,476

Stock compensation expense	0	0	34,438	0	0	34,438

Stock issued for service to non-employee	0	0	14,097	0	0	14,097

Shares repurchased into treasury	(48,500)	(48)	0	0	(112,192)	(112,240)
Common stock issued to non-employee and employees and board members from treasury	65,204	65	(62,091)	0	62,026	0

Net income	0	0	0	514,965	0	514,965
BALANCE, DECEMBER 31, 2018	4,528,669	$4,529	$1,795,955	$2,194,778	$(196,526)	$3,798,736

The accompanying notes are an integral part of these financial statements.

TABLE TRAC, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2018	2017

OPERATING ACTIVITIES
Net Income	$514,965	$583,051
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,845	33,222
Deferred income taxes	39,000	(244,000)
Bad debt expense	125,405	131,454
Gain on sale of asset	0	(1,500)
Stock issued for services to non-employee	14,097	0
Stock compensation expense	34,438	0
Changes in operating assets and liabilities:
Accounts receivable	546,167	(471,201)
Inventory	(295,958)	377,026
Prepaid expenses and other assets	611,239	11,186
Accounts payable and accrued expenses	(184,617)	99,149
Payroll liabilities	4,303	2,285
Contract liabilities and customer deposits	(1,306,496)	555,899
Income taxes receivable (payable)	(9,600)	238,483
Net cash provided by operating activities	138,788	1,315,054
INVESTING ACTIVITIES
Capital expenditures	(50,715)	(38,875)
Proceeds from sale of asset	0	1,500
Net cash used in investing activities	(50,715)	(37,375)
FINANCING ACTIVITIES
Payments on note payable	(7,779)	(57,625)
Repurchase of common stock	(112,240)	0
Net cash used in financing activities	(120,019)	(57,625)

NET INCREASE (DECREASE) IN CASH	(31,946)	1,220,054

CASH
Beginning of period	1,322,743	102,689
End of Period	$1,290,797	$1,322,743

Non-cash investing and financing activities:
Treasury stock cost related to compensation	$62,026	$0
Capital expenditure financed with note payable	$10,000	$32,435

The accompanying notes are an integral part of these financial statements.

TABLE TRAC INC.

Notes to Financial Statements

December 31, 2018 and 2017

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company

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

Major Customers

For the year ended December 30, 2018, two customers comprised approximately 38% of revenue compared to two customers who accounted for approximately 23% for the year ended December 31, 2017. At December 31, 2018, three customers comprised approximately 46% of accounts receivable compared to one customers accounting for approximately 13% at December 31, 2017. The following table summarizes major customer’s information for the years ended December 31, 2018 and 2017:

	For the Years ended December 31
	2018		2017
	% Revenues	% AR	% Revenues	% AR
Major	37.7%	45.6%	23.2%	12.9%
All Others	62.3%	54.4%	76.8%	87.1%
Total	100.0%	100.0%	100.0%	100.0%

A major customer is defined any customer that represents at least 10% of revenue or outstanding account receivable for a given period.

Revenue Recognition

The Company derives revenues from the sales of systems, licenses and maintenance fees, and services, and rental agreements.

System Sales

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. the Company enters into contracts that can include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. Revenue is recognized net of any taxes collected, when applicable from customers, which are subsequently remitted to governmental authorities.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is a unit of account in ASC 606, Revenue From Contracts With Customers. A majority of the Company’s systems sales have multiple performance obligations including an obligation to deliver a casino management system and another to provide maintenance services. For system sales with multiple performance obligations, the Company allocates revenue to each performance obligation on its SSP. The Company generally determines the SSP based on the price charged to customers. The Company does offer its customers contracts with extended payment terms representing a significant financing component.  The Company must evaluate if any extended payment terms in the contract is an indicator of the transaction price not being probable. The Company only includes the amount for which it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty is resolved.  Provided all other revenue recognition steps have been satisfied, the Company recognizes the revenue if payment of a significant portion (67%) of the contract consideration is due within 12 months of the delivery of the product.  System contracts that do not meet this criteria are deferred and recognized when the uncertainty is resolved, which is consistent with when contractual payments become due. The Company also analyzes its standard business practice of using long-term contracts and the history of collecting on extended payment term contracts which include a financing component which is usually a market interest rate. The associated interest income is reflected accordingly on the statement of operations without making concessions for determining if revenue should be recognized.

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

The following table summarizes disaggregated revenues by major product line for the years ended December 31, 2018 and 2017, respectively:

	For the years ended December 31,
	2018	2017	2018	2017
			(percent of revenues)
System sales	$4,953,871	$3,926,420	63.4%	61.5%
Maintenance fees	2,635,122	2,269,840	33.7%	35.6%
Other sales	229,704	184,107	2.9%	3.0%
Total revenues	$7,818,697	$6,380,367	100.0%	100.0%

Significant Judgments

Contracts with customers typically contain promises to transfer multiple products and services to a customer. Judgment is required to determine whether each product and/or service is considered to be a distinct performance obligation that should be accounted for separately under the contract. The Company allocates the transaction price to the distinct performance obligations based on relative standalone selling price (“SSP”). The Company estimates SSP by maximizing use of observable prices such as the prices charged to customers on a standalone basis, established prices lists, contractually stated prices, profit margins and other entity-specific factors, or by using information such as market conditions and other observable inputs.

Determining whether systems and services are distinct performance obligations that should be accounted for separately, or not distinct and thus accounted for together, requires significant judgment. In most arrangements the Company’s systems and certain services are distinct from each other and therefore the Company has concluded that these promised goods and services are separate performance obligations.

The Company is required to estimate the total consideration expected to be received from contracts with customers. In limited circumstances, the consideration expected to be received is variable based on the specific terms of the contract or based on the Company’s expectations of the term of the contract. Generally, the Company has not experienced significant returns from or refunds to customers as the Company has a policy to not accept returns other than for defective product. Management has determined that change in these estimates will not have a significant effect on its results of operations during the periods involved.

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

Geographic Concentrations

The Company sells its technologies and services to casinos in the United States, the Caribbean and countries in both Central and South America. For 2018 and 2017, 92% and 95% of the Company’s revenues were from the United States, 4% and 1% from the Caribbean, 2% and 1% from Central America, and 2% and 3% from South America, respectively.

As of December 31, 2018 and 2017, 89% and 82% of the Company’s accounts receivable were from the United States, 5% and <1% from the Caribbean, 4% and 6% from Central America, and 2% and 12% from South America, respectively.

Deferred System Sales Costs

Incremental cost to obtain and fulfil a contract are deferred and amortized over the related system contract term. These costs are recognized on a straight-line basis over the term of the contract which is generally 18-48 months beginning when revenues are generated. These costs are the most significant component included in other long-term assets on the balance sheet, and are $528,401 and $967,092 as of December 31, 2018 and 2017, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts payable and accrued expenses and debt. Fair value estimates are at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and matters of significant judgment and therefore cannot be determined with precision. The Company considers the carrying values of its financial instruments to approximate fair value due to their short-term nature.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company held no cash equivalents at December 31, 2018 or 2017.

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

Inventory

Inventory, consisting of finished goods, is stated at the lower of cost or net realizable value. The average cost method (which approximates the first in, first out method) is used to value inventory. Inventory is reviewed annually for the lower of cost or net realizable value and obsolescence. Any material cost found to be above market value or considered obsolete is written down accordingly. The total inventory value was $762,165 and $466,207 as of December 31, 2018 and 2017, respectively, which included work-in-process of $50,824 and $0 as of December 31, 2018 and 2017, respectively, and the remaining amount is comprised of finished goods. The Company had no obsolescence reserve at December 31, 2018 and 2017. At December 31, 2018 the Company recorded a prepayment for inventory yet to be received of approximately $124,000 as a component of prepaid expenses and other current assets.

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

Income Taxes

Income taxes are provided for using the liability method of accounting. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment. At December 31, 2018, the Company recorded an income tax payable of approximately $53,000.

The Company accounts for income taxes pursuant to Financial Accounting Standards Board (FASB) guidance. This guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than not (a greater than 50 percent likelihood of being realized) to be sustained upon examination by taxing authorities. The Company believes its income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves, or related accruals for interest and penalties have been recorded at December 31, 2018 and 2017. In accordance with the guidance, the Company has adopted a policy under which, if required to be recognized in the future, interest and penalties related to the underpayment of income taxes will be classified in income taxes in the statements of operations. The Company has three open years of tax returns subject to examination starting with 2015.

Research and Development

Expenditures for research and product development costs are expensed as incurred. Research and development expenses were $118,765 and $46,686 for the years ended December 31, 2018 and 2017, respectively, and is included in selling, general and administrative expenses on the statements of operations.

Stock-based Compensation

The Company measures and recognizes compensation expense for all stock-based payment awards made to employees, directors and non-employees. The compensation expense for the Company’s stock-based payments is based on estimated fair values at the time of the grant.

The Company estimates the fair value of stock-based awards on the date of grant using the closing sales price on that date. The Company’s stock-based compensation awards are subject to vesting requirements and the corresponding compensation is recorded ratably over the vesting terms.

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

Basic and Diluted Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average shares outstanding during the reporting period. Diluted earnings per share is computed similar to basic earnings per share except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options or restricted stock shares subject to vesting. The number of additional shares is calculated by assuming that outstanding stock options were exercised and that the proceeds from the exercise were used to acquire shares of common stock at the average market price during the reporting period. Restrictive stock shares are included in dilutive shares as of the beginning of the period in which the vesting conditions are satisfied. (See Note 7).

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which provides guidance for accounting for leases. The new guidance requires companies to recognize the assets and liabilities for the rights and obligations created by leased assets, initially measured at the present value of the lease payments. The accounting guidance for lessors is largely unchanged. The ASU is effective for the Company beginning in 2019. The Company evaluated the impact that the adoption of this guidance will have on the Company’s financial statements and anticipates the new guidance will result in the recognition of right of use assets and lease liabilities on the Company’s balance sheet primarily as a result of operating leases not recognized on the balance sheet.

NOTE 2. ACCOUNTS RECEIVABLE

	December 31, 2018	December 31, 2017
Accounts receivable under normal 30 day terms	$2,165,820	$1,493,084
Financed contracts:
Current portion of long-term	866,494	1,741,669
Long-term, net of current portion	1,030,354	1,515,120
Total accounts receivable	4,062,668	4,749,873
Less allowance for doubtful accounts	(165,840)	(181,473)
Accounts receivable, net	$3,896,828	$4,568,400
Presented on the balance sheet as:
Accounts receivable, net	$2,866,474	$3,053,280
Long-term accounts receivable - financed contracts	1,030,354	1,515,120

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

Included in accounts receivable - Financed contracts at December 31, 2018 and 2017 is $1,896,848 and $3,256,789, respectively, with an offset to contract liabilities on the balance sheet of $1,690,660 and $3,313,772 at December 31, 2018 and 2017, respectively.

A roll-forward of the Company’s allowance for doubtful accounts for the years ended is as follows:

	December 31, 2018	December 31, 2017
Accounts receivable allowance, beginning of year	$181,473	$200,266
Provision adjustment	125,405	131,454
Write-off	(141,038)	(150,247)
Accounts receivable allowance, end of year	$165,840	$181,473

The allowance for doubtful accounts as of December 31, 2018 is $104,040 for the trade receivables and $61,800 for financed contracts. The allowance for doubtful accounts as of December 31, 2017 is $181,473 for the trade receivables and $0 for financed contracts.

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at:

	December 31, 2018	December 31, 2017
Office equipment	$49,294	$49,294
Vehicles	176,020	115,305
Total	225,314	164,599
Less: accumulated depreciation	(138,658)	(92,813)
Property and equipment, net	$86,656	$71,786

Depreciation expense totaled $45,845 and $33,222 for the years ended December 31, 2018 and 2017, respectively.

NOTE 4. OPERATING LEASES

The Company has a lease on corporate office space in Minnetonka, Minnesota, which renewed in July 2016. This lease has rent escalations from $3,670 to $4,090 per month through July 2021, excluding operating expenses.

Additionally, the company entered into a two year lease on an office in Oklahoma City, Oklahoma, which began in September 2018. The rent is $1,300 per month excluding operating expenses. Future minimum lease payments are as follows:

2019	61,700
2020	57,436
2021	28,632
Total	$147,768

Rent expense was $52,583 and $46,932 for the years ended December 31, 2018 and 2017, respectively.

NOTE 5. STOCKHOLDERS’ EQUITY

Common Stock

As of December 31, 2018 and 2017, the Company holds 128,065 and 144,769 common stock shares in treasury at a total cost of $196,526 and $146,360 respectively for future employee and professional service providers issuances under the bonus program which was part of both 2018 and 2014 repurchase of shares.

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

The Company repurchased 48,500 shares totaling approximately $112,000 at an average price of $2.31 per share for its treasury during 2018.

Stock Compensation

On January 8, 2018, the Board of Directors of Table Trac Inc. appointed Randy Gilbert as the Company’s Chief Financial Officer and awarded him 50,000 Restricted Stock shares. These shares are subject to a four year vesting schedule as follows: 20,000 shares in year one; 10,000 shares in each subsequent year. Grant date fair value of $117,500 will be recognized equally over the vesting period as stock compensation expense as a component of selling, general and administration expense.

Additionally, on December 12, 2018, the Board of Directors of Table Trac Inc. approved a resolution which awarded 9,000 Restricted Stock shares to employees and the new Board of Directors. These shares are subject to a one year vesting period.

During 2018, the Company awarded approximately 6,000 shares approximating $14,000 to a non-employee in exchange for services.

The unvested stock compensation expense is expected to be recognized over a weighted average period of approximately two years. As of December 31, 2018, the remaining unrecognized stock compensation expense approximated $103,000.

The Company has no stock options outstanding as of December 31, 2018 and 2017.

The Company has 59,000 shares of restricted stock outstanding as of December 31, 2018, 20,000 of which vested on January 8, 2019. There were no restricted shares outstanding at December 31, 2017.

NOTE 6. INCOME TAXES

The income tax provision (benefit) consists of the following for the years ended December 31:

	2018	2017
Current tax expense	$214,000	$78,000
Deferred tax (benefit)	39,000	(244,000)
Total income tax expense (benefit)	$253,000	$(166,000)

The reconciliation between expected federal income tax rates and the Company’s effective federal tax rates is as follows:

	2018		2017
	Amount	Percent	Amount	Percent
Expected federal tax	$161,300	21.0%	$141,800	34.0%
Permanent differences	9,100	1.2%	14,500	3.5%
State income tax, net of federal tax benefit	30,900	4.0%	11,300	2.7%
Foreign tax credit	(3,100)	(0.4)%	0	0.0%
Other	54,800	7.1%	(12,600)	(3.0)%
Tax law change	0	0.0%	(321,000)	(77.0)%
Total	$253,000	32.9%	$(166,000)	(39.8)%

The following table summarizes the Company’s deferred tax assets and liabilities at December 31:

	2018	2017
Current deferred tax asset (liabilities):
Accounts payable and accrued expenses	$82,000	$54,000
Accounts receivable	(1,026,000)	(1,127,000)
Allowance for doubtful accounts	46,000	44,000
Prepaid expenses	(75,000)	(110,000)
Deferred revenue	376,000	554,000
Net current deferred tax liability	(597,000)	(585,000)
Long-term deferred tax asset:
NOL - State	4,000	24,000
Foreign tax credit	38,000	52,000
Book - Tax depreciation	0	(7,000)
Net long-term deferred tax asset	42,000	69,000
Net deferred tax liability	$(555,000)	$(516,000)

The federal net operating loss carryforward at December 31, 2018 is $0 and the various state net operating loss carryforwards is approximately $105,000 which expires between 2025 and 2035 if not used. An allowance for net operating loss carryforward is recorded when the Company believes the amount may not be collected or fully utilized. Management believes the state net operating loss carryforward, is fully collectible or will be fully utilized.

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

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share:

	For the Years Ended December 31,
	2018	2017
Basic and diluted earnings per share calculation:
Net income to common stockholders	$514,965	$583,051
Weighted average number of common shares outstanding - basic	4,473,591	4,511,965
Basic net income per share	$0.12	$0.13
Weighted average number of common shares outstanding - diluted	4,490,795	4,511,965
Diluted net income per share	$0.11	$0.13

For the year ended December 31, 2018 there were outstanding restricted stock shares that were common stock equivalents that had a dilutive effect of approximately 17,204 shares.

NOTE 8. FOREIGN CURRENCY EXCHANGE RATE RISK

The Company is exposed to foreign currency risks that arise from some of its foreign customers in Colombia, transacted in Colombia Pesos. As a result, exchange rate fluctuations may cause our international results to fluctuate when translated into U.S. dollars. These risks may change over time as business practices evolve and could have an impact on the Company’s financial results in the future due to the nature of our accounts receivable in Colombia which totaled approximately $31,000 and $314,000 at December 31, 2018 and 2017, respectively. The Company monitors its risk associated with the volatility of certain foreign currencies against U.S. dollars.

NOTE 9. COMMITMENT AND CONTINGENCIES

The Company has lease commitments for its Minnesota and Oklahoma offices with future minimum lease payments of approximately $148,000 through July 2021 (see Note 4).

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

As of December 31, 2018, the Company’s management carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, it was concluded the disclosure controls and procedures were effective as of December 31, 2018.

(b) REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(e) and 15d-15(f) of the Exchange Act. The Company has designed internal controls to provide reasonable, but not absolute, assurance that financial statements are prepared in accordance with U.S. GAAP. The Company assesses the effectiveness of internal controls based on the criteria set forth in the 2013 Internal Control - Integrated Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that the Company’s internal controls over financial reporting was effective as of December 31, 2018.

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

(c) CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the fourth quarter of our 2018 fiscal year, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

MANAGEMENT

The executive officers and directors of the Company, with a brief description, are as follows:

Chad B. Hoehne	56	Chief Executive Officer, President, Chief Technology Officer, Director, Chairman of the Board

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

Mr. Hoehne has been on the board since the Company’s founding.

Randy W. Gilbert	54	Chief Financial Officer

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

Robert R. Siqveland	73	Corporate Secretary

Mr. Siqveland is employed by Table Trac, Inc. as Director of Professional Services. Mr. Siqveland has served as Corporate Secretary since 1999. Prior to joining Table Trac, Mr. Siqveland was an investment advisor with Summit Investment and venture capitalist with Property Growth Company for 25 years, providing “seed capital” and management to over 30 companies.

Mr. Siqveland was a director at Table Trac from 1999 through 2011.

William Martinez	56	Director, Chair of the Compliance Committee

Mr. Martinez has been private contractor for the Department of Justice for the past two years, serving as an expert in homicide investigations and Use of Force. From 2012 to 2016, Mr. Martinez was the Assistant Chief of Police-Chief of Detectives/Major Crimes, for the city of St. Paul. Prior to that, he was the Senior Commander of St. Paul’s Homicide and Robbery Unit. Bill has also been committed to numerous Community Building Initiatives over the years. In addition to his extensive experience in multiple facets of law enforcement, Bill is a skilled leader with strong communication and teaching skills and will be highly effective in developing the Company’s organizational and ongoing development vision

Mr. Martinez was elected a director at Table Trac in October 2018.

Thomas J. Mertens	54	Director, Chair of the Audit and Compensation Committee

Mr. Mertens is a graduate of St. John’s University with a degree in accounting. He became a Certified Public Accountant in 1990 and a Master Graduate of Rapport Leadership International in 2002. For the past six years, Tom has been the Chief Financial Officer for the Archdiocese of St. Paul and Minneapolis where he developed, implemented and provided oversight of processes, procedures and best practices. Tom was the CFO and Controller for Macquarie Air-Serv Holding Inc. for eight years where he provided expertise and leadership in growing the company’s revenues from $60M to $130M mainly through acquisitions. Tom began his career as an auditor for KPMG Peat Marwick in Minneapolis. Tom is a proven leader and will bring that skill and decades of experience to the Company’s Board of Directors.

Mr. Mertens was elected a director at Table Trac in October 2018.

When considering whether directors and nominees have the experience, qualifications, attributes and skills to enable the Board of Directors to satisfy its oversight responsibilities effectively in light of the Company’s business and structure, the Board of Directors focuses primarily on the industry and transactional experience, and other background, in addition to any unique skills or attributes associated with a director. With regard to Mr. Hoehne, the Company’s founder and chief technology architect of the Company’s technology products and overall system architecture, his technical expertise and knowledge represents a significant asset in terms of positioning the products for the future. With regard to Mr. Mertens, the Board of Directors considered his extensive background in corporate governance and finance. Finally, In regard to Mr. Martinez, the Board of Directors was most impressed with his extensive leadership, management experience and language skills. In addition, his network within the field of law enforcement was an added asset whereas the Compliance requirements of Nevada licensure are not only more demanding than ever before, but reach to all jurisdictions within which Table Trac operates and that presently encompasses eleven countries.

The directors of the Company are elected annually by the stockholders for a term of one year or until their successors are elected and qualified. The board officially meets at least once a year following the annual stockholders meeting.

NO INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

During the past ten years, no officer, or director of the Company has been:

●	involved in any petition under the federal bankruptcy laws or any state insolvency law that was filed by or against, or a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years, or any corporation or business association of which he was an executive officer at or within two years within the date of this report;

●	convicted in a criminal proceeding or a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities: (1) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity; (2) engaging in any type of business practice; or (3) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

●	the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in subsection (3) of the immediately preceding item listed above, or to be associated with persons engaged in any such activity;

●	found by a court of competent jurisdiction in a civil action or by the SEC to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated;

●	found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

●	the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (1) any federal or state securities or commodities law or regulation; or (2) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (3) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

AUDIT COMMITTEE FINANCIAL EXPERT

The Board of Directors has determined that at least one member of the Audit Committee, Mr. Thomas Mertens, is an “audit committee financial expert” as that term is defined in Regulation S-K promulgated under the Exchange Act. Mr. Mertens’ relevant experience is detailed above. Mr. Mertens qualifies as an “independent director,” as such term is defined in Section 5605(a)(2) of the Nasdaq Listing Rules, and meets the criteria for independence set forth in Rule 10A-3(b)(1) under the Exchange Act. The Board of Directors has determined each member of the Audit Committee is able to read and understand fundamental financial statements and that at least one member of the Audit Committee, Mr. Mertens, has past experience in finance or accounting matters.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers, directors and persons considered to be beneficial owners of more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission and NASDAQ. Officers, directors and greater-than-ten-percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company by its officers and directors, or the Company’s actual knowledge of transactions involving such officers and directors, the Company believes that all such filings were filed on a timely basis for fiscal year 2018, other than late Form 4 filed by William Martinez on January 4, 2019 and a late Form 4 filed by Thomas Mertens on January 4, 2019.

Item 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth the cash and non-cash compensation awarded to or earned by: (i) each individual who served as the principal executive officer and principal financial officer of Table Trac during the year ended December 31, 2018; and (ii) each other individual that served as an executive officer of Table Trac at the conclusion of the year ended December 31, 2018 and who received more than $100,000 in the form of salary and bonus during such fiscal year. For purposes of this report, these individuals are collectively the “named executives” of the Company.

Name, Principal Position		Salary and Bonus	Stock Awards		Stock Option Awards	Total
Chad Hoehne, President, CTO and CEO(1)	2018	$337,222	$0		$0	$337,222
	2017	327,298	0		0	337,298
Robert Siqveland, Secretary	2018	134,478	0		0	134,478
	2017	137,926	0		0	137,926
Randy Gilbert, CFO(2)	2018	191,500	117,500	(2)	0	257,500
Brian Hinchley, CEO / CFO(3)	2017	285,500	0		0	177,000

(1)	Chad Hoehne was appointed as the Company’s Chief Executive Officer on November 20, 2017. From November 20, 2017 until January 8, 2018, he also served as the interim Chief Financial Officer of the Company.

(2)	Randy Gilbert was hired as the Company' CFO on January 8, 2018. See below regarding stock award vesting terms.

(3)	Brian Hinchley resigned as CEO/CFO effective November 16, 2017

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The Company had no options outstanding at December 31, 2018 for any named executives. As of December 31, 2018 Randy Gilbert, the Company’s Chief Financial Officer, has 50,000 Restricted Stock shares with a market value of $140,500. These shares are subject to vest on January 8th over four years as follows: 20,000 shares in 2019; 10,000 shares in years 2020, 2021 and 2022.

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

COMPENSATION OF DIRECTORS

Name		Compensation	Stock Awards		Stock Option Awards	Total
Chad Hoehne	2018	$0	$0		$0	$0
William Martinez(1)	2018	5,000	4500	(6)	0	5,000
Thomas Mertens(2)	2018	5,500	4500	(6)	0	5,500
Steven Browne (3)	2018	20,700	0		0	20,700
Louis Fornetti (4)	2018	25,200	0		0	25,200
Gary Loebig (5)	2018	19,575	0		0	19,575

(1)	Mr. Martinez joined the Board of Directors on October 29, 2018.

(2)	Mr. Mertens joined the Board of Directors on October 29, 2018.

(3)	Mr. Browne joined the Board of Directors on December 16, 2010; he did not stand for election in 2018.

(4)	Mr. Fornetti joined the Board of Directors on June 15, 2011; he did not stand for election in 2018.

(5)	Mr. Loebig joined the Board of Directors on June 15, 2011; he did not stand for election in 2018.

(6)	2000 shares issued at $2.25/share per board approved resolution. Shares are restricted and vest one year after issuance.

Company directors are compensated on an annual award approved by the board and reimbursed for their actual expenses incurred in connection with attending board meetings or discharging their duties as directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of the close of business on March 28, 2019, we had outstanding one class of voting securities—common stock—of which there were 4,528,668 shares issued and outstanding. Each share of common stock is currently entitled to one vote on all matters put to a vote of our shareholders. The following table sets forth the number of common shares, and percentage of outstanding common shares, beneficially owned as of March 28, 2019, by:

●	each person known by the Company to be the beneficial owner of more than five percent of the Company’s outstanding common stock
●	each current director
●	each executive officer of the Company and other persons identified as a named executive in Item 11 above, and
●	all current executive officers and directors as a group.

Unless otherwise indicated, the address of each of the following persons is 6101 Baker Road, Suite 206, Minnetonka, Minnesota 55345, and each such person has sole voting and investment power with respect to the shares set forth opposite his, her or its name.

Name and Address	Common Shares Beneficially Owned (1)	Percentage of Common Shares (1)
Chad Hoehne (2)	1,171,600	25.87%
Randy Gilbert (3)	25,225	*
Robert Siqveland (4)	206,500	4.56%
William Martinez(5)	2,000	*
Thomas Mertens(6)	2,000	*
Steve A. Browne, Director (7)	84,000	1.85%
Louis Fornetti, Director (8)	24,000	*
Gary Loebig, Director (9)	15,671	*
All directors and officers as a group (10)	1,530,996	33.81%
Brian Hinchley (11)	35,000	*
Zeff Capital, LP (12)
1601 Broadway, 12th floor New York, NY 10019	446,863	9.87%

* denotes less than one percent.

(1)	Beneficial ownership is determined in accordance with the rules of the SEC, and includes general voting power and/or investment power with respect to securities. Under the applicable SEC rules, each person’s beneficial ownership is calculated by dividing the total number of shares with respect to which they possess beneficial ownership by the total number of outstanding shares of the Company. In any case where an individual has beneficial ownership over securities that are not outstanding, but are issuable upon the exercise of options or warrants or similar rights within the next 60 days, that same number of shares is added to the denominator in the calculation described above. Because the calculation of each person’s beneficial ownership set forth in the “Percentage of Common Shares” column of the table may include shares that are not presently outstanding, the sum total of the percentages set forth in such column may exceed 100%.

(2)	Mr. Hoehne is the President and a director of the Company.

(3)	Mr. Gilbert was appointed as the Company’s Chief Financial Officer on January 8, 2018.

(4)	Mr. Siqveland is the Company’s secretary.

(5)	Mr. Martinez is a director of the Company.

(6)	Mr. Mertens is a director of the Company.

(7)	Mr. Browne was a director of the Company.

(8)	Mr. Fornetti was a director of the Company.

(9)	Mr. Loebig was a director of the Company.

(10)	Consists of six persons: Messrs. Hoehne, Gilbert, Siqveland, Browne, Fornetti and Loebig.

(11)	Mr. Hinchley was an officer and a director of the Company until November 16, 2017.

(12)	Share figures reflected in the table are based on a December 31, 2018 Schedule 13G filing by Zeff Capital, LP, which is the Company’s most recent and best available information relating to Zeff Capital’s ownership of Company common stock. Based on the referenced communication, voting and dispositive power with respect to these shares is exercised by Zeff Capital, LP.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

CERTAIN RELATIONSHIPS AND TRANSACTIONS

None.

DIRECTOR INDEPENDENCE

The Company does not have a standing nominating committee. Instead, the entire Board of Directors shares the responsibility of identifying potential director-nominees to serve on the Board of Directors.

The Board of Directors does have a standing Compensation Committee, Compliance Committee and Audit Committee. The Compensation Committee is composed of Messrs. Hoehne, Martinez and Mertens (with Mr. Mertens serving as chairperson). The Compliance Committee is composed of Messrs. Martinez, Mertens and Hoehne (with Mr. Martinez serving as chairperson).The Audit Committee is composed of Messrs. Mertens, Martinez and Hoehne (with Mr. Mertens serving as chairperson). The Board of Directors has determined that Messrs. Martinez and Mertens are “independent,” as such term is defined in Section 5605(a)(2) of the Nasdaq Listing Rules, and meets the criteria for independence set forth in Rule 10A-3(b)(1) under the Exchange Act. The preceding disclosure respecting director independence is required under applicable SEC rules. However, as a corporation whose shares are listed for trading on the OTCQB, the Company is not required to have any independent directors at all on its Board of Directors, or any independent directors serving on any particular committees of the Board of Directors.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm, during 2018 and 2017, Boulay PLLP, billed for the following services:

	2018	2017
Audit fees, including quarterly review of Form 10-Q	$105,590	$92,500
Tax fees	11,078	8,750
Audit-related fees (1)	17,010	19,318
All other fees	0	0
	$134,378	$120,568

The audit fees consisted of fees for the annual audit of the Company’s financial statements and the reviews of financial statements in quarterly reports on Form 10-Q.

(1)	Audit-related fees were billed for other financial, tax and operational related consulting.

Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and permissible non-audit services. All services provided by the independent auditors during 2018 and 2017 have been approved by the Audit Committee or Board of Directors.

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

Dated: March 28, 2019

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

DIRECTORS:

/s/ William Martinez
William Martinez, Director

/s/ Thomas Mertens
Thomas Mertens, Director

/s/ Chad B. Hoehne
Chad B. Hoehne, Director