Form 10-Q
period 2019-03-31
TABLE TRAC INC
filed 2019-05-14
CIK 1090396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which register
N/A	N/A	N/A

As of May 14, 2019, the registrant had outstanding 4,528,668 shares of common stock, $.001 par value per share.

Table Trac, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TABLE TRAC, INC.

TABLE TRAC, INC.

CONDENSED BALANCE SHEETS

	March 31, 2019 (Unaudited)	December 31, 2018
ASSETS
CURRENT ASSETS
Cash	$707,350	$1,290,797
Accounts receivable, net of allowance for doubtful accounts of $165,840 at March 31, 2019 and December 31, 2018	2,855,897	2,866,474
Inventory	1,040,059	762,165
Prepaid expenses and other current assets	586,430	291,837
TOTAL CURRENT ASSETS	5,189,736	5,211,273

LONG-TERM ASSETS
Property and equipment, net	75,652	86,656
Operating lease right-of-use assets	121,159	0
Contract and other long-term assets	507,695	528,401
Long-term accounts receivable – financed contracts	1,020,398	1,030,354
TOTAL LONG-TERM ASSETS	1,724,904	1,645,411
TOTAL ASSETS	$6,914,640	$6,856,684

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$244,198	$387,868
Payroll liabilities	141,904	34,388
Current portion of operating lease liabilities	54,834	0
Notes payable	0	2,221
Customer deposits	287,496	334,784
Income taxes payable	78,027	53,027
TOTAL CURRENT LIABILITIES	806,459	812,288

LONG-TERM LIABILITIES
Operating lease liabilities	67,433	0
Contract liabilities	1,707,650	1,690,660
Deferred tax liability	514,000	555,000
TOTAL LIABILITIES	3,095,542	3,057,948

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 25,000,000 shares authorized: 4,656,734 shares issued; and 4,528,668 shares outstanding at March 31, 2019 and December 31, 2018	4,529	4,529
Additional paid-in capital	1,808,362	1,795,955
Retained earnings	2,202,733	2,194,778
	4,015,624	3,995,262
Treasury stock, 128,065 shares (at cost) at March 31, 2019 and December 31, 2018	(196,526)	(196,526)
TOTAL STOCKHOLDERS’ EQUITY	3,819,098	3,798,736

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,914,640	$6,856,684

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended March 31,
	2019	2018

Revenues	$1,368,630	$1,081,268
Cost of sales	253,465	303,695
Gross profit	1,115,165	777,573
Operating expenses:
Selling, general and administrative	1,140,008	1,010,474
Loss from operations	(24,843)	(232,901)
Loss on currency exchange	0	(2,734)
Interest income	16,798	21,799
Loss before taxes	(8,045)	(213,836)
Income tax benefit	(16,000)	(34,000)
Net income (loss)	$7,955	$(179,836)
Net income (loss) per share - basic	$0.00	$(0.04)
Net income (loss) per share - diluted	0.00	(0.04)
Weighted-average shares outstanding - basic	4,496,494	4,486,559
Weighted-average shares outstanding - diluted	4,504,503	4,486,559

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

CONDENDSED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
BALANCE, December 31, 2017	$4,512	$1,809,511	$1,679,813	$(146,360)	$3,347,476
Stock compensation expense	0	7,344	0	0	7,344
2018 Shares repurchased into treasury	(39)	0	0	(92,701)	(92,740)
Common stock issued to employee from treasury	50	(50,599)	0	50,549	0
Q1 2018 net loss	0	0	(179,836)	0	(179,836)
BALANCE, March 31, 2018	$4,523	$1,766,256	$1,499,977	$(188,512)	$3,082,244

BALANCE, December 31, 2018	$4,529	$1,795,955	$2,194,778	$(196,526)	$3,798,736
Stock compensation expense	0	12,406	0	0	12,406
Q1 2019 net income	0	0	7,955	0	7,955
BALANCE, March 31, 2019	$4,529	$1,808,362	$2,202,733	$(196,526)	$3,819,098

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended March 31,
	2019	2018
OPERATING ACTIVITIES
Net income (loss)	$7,955	$(179,836)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	11,004	11,027
Gain on sale of asset	(25,713)	0
Deferred income taxes	(41,000)	(141,000)
Stock compensation expense	12,407	7,344
Changes in operating assets and liabilities:
Accounts receivable	15,861	851,132
Inventory	(277,894)	(50,712)
Prepaid expenses and other assets	(274,960)	96,533
Accounts payable and accrued expenses	(156,974)	(272,168)
Payroll liabilities	107,516	26,307
Contract liabilities and customer deposits	15,572	(368,717)
Income taxes payable	25,000	107,000
Net cash provided by (used in) operating activities	(581,226)	86,910
INVESTING ACTIVITIES
Capital expenditures	0	(20,615)
Net cash used in investing activities	0	(20,615)
FINANCING ACTIVITIES
Payments on notes payable	(2,221)	0
Repurchase of common stock	0	(92,740)
Net cash used in financing activities	(2,221)	(92,740)

NET DECREASE IN CASH	(583,447)	(26,445)

CASH
Beginning of period	1,290,797	1,322,743
End of Period	$707,350	$1,296,298

Non-cash investing and financing activities:
Treasury stock cost related to compensation	$0	$50,599
Note receivable from sale of Colombian receivables	$7,800	$0

Supplemental cash flow information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow for operating lease	$15,519	$0

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Nature of Business and Summary of Significant Accounting Policies –

Basis of Presentation

The accompanying unaudited condensed financial statements of Table Trac, Inc. (the “Company,” or “Table Trac”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of March 31, 2019 and the statements of operations, cash flows and stockholders’ equity for the three months ended March 31, 2019 and 2018 are unaudited but include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Table Trac Annual Report on Form 10-K for the year ended December 31, 2018.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company’s use of estimates and assumptions include: for revenue recognition, determining the nature and timing of satisfaction of performance obligations, and determining the standalone selling price (“SSP”) of performance obligations, variable consideration, and other obligations, realizability of accounts receivable, the valuation of deferred tax assets and liabilities, deferred revenue and costs, and the valuation of inventory. Actual results could differ from those estimates.

The Company’s significant accounting policies are described in Note 1 of the financial statement included in its Annual Report on Form 10-K for the year ended December 31, 2018.

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

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is a unit of account in ASC 606. A majority of the Company’s systems sales have multiple performance obligations including an obligation to deliver a casino management system and another to provide maintenance services. For system sales with multiple performance obligations, the Company allocates revenue to each performance obligation based on its SSP. The Company generally determines the SSP based on the price charged to customers. The Company does offer its customers contracts with extended payment terms representing a significant financing component.  The Company must evaluate if any extended payment terms in the contract is an indicator of the transaction price not being probable. The Company only includes the amount for which it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty is resolved.  The Company occasionally enters into a contract that includes multiple sites; management has determined that each site installation is a separate performance obligation. In these instances the Company recognizes revenue upon completion of each performance obligation. In addition, the Company has a contract with a reseller who purchases and resells the Company’s products; monthly the reseller notifies the Company of their successful installations. The Company submits an invoice to the reseller for these installations. Provided all other revenue recognition steps have been satisfied, the Company recognizes the revenue if payment of a significant portion of the contract consideration is due within 12 months of the delivery of the product.  System contracts that do not meet this criteria are deferred and recognized when the uncertainty is resolved, which is consistent with when contractual payments become due. The Company also analyzes its standard business practice of using long-term contracts and the history of collecting on extended payment term contracts which include a financing component which is usually a market interest rate. The associated interest income is reflected accordingly on the statement of operations without making concessions for determining if revenue should be recognized.

Maintenance revenue

Maintenance revenue is recognized ratably over the contract period. The stand-alone selling price for maintenance is based upon the renewal rate for contracted services.

Service revenue

Service revenue is recognized after the services are performed and collection of the resulting receivable is reasonably assured. The SSP price for service revenue is established based upon actual selling prices for the services or prior similar arrangements.

Rental revenue

The Company may offer customers a rental contract.  Revenues are billed monthly on a per-game per-day basis. There is an option to purchase the system after the rental contract expires at a pre-determined residual value.

The following table summarizes disaggregated revenues by major product line for the three months ended March 31, 2019 and 2018, respectively:

	Three Months Ended March 31,
	2019	2018	2019	2018
			(percent of revenues)
System sales	$658,595	$380,867	48.1%	35.2%
Maintenance fees	672,569	627,018	49.1%	58.0%
Service and other sales	37,466	73,383	2.8%	6.8%
Total revenues	$1,368,630	$1,081,268	100.0%	100.0%

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

We evaluated the contractual payment terms of all system sales generated during the year to determine the proper recognition or deferral of revenue. We believe the 12 month subsequent collection threshold of 67% or greater is the most appropriate for the Company to constrain revenue.

We evaluate the interest rates in customer contracts with extended payment terms, representing a significant financing component. These rates range from approximately 1% to 6% and we believe those to be appropriate market interest rates for the financing component.

Deferred System Sales Costs

Incremental cost to obtain and fulfil a contract are deferred and amortized over the related system contract term. These costs are recognized on a straight-line basis over the term of the contract which is generally 18-48 months beginning when revenues are generated. These costs are the most significant component of contract and other long-term assets on the balance sheet, and are $507,695 and $528,401 as of March 31, 2019 and December 31, 2018, respectively.

Accounts Receivable / Allowance for Doubtful Accounts

Accounts receivable are initially recorded at the invoiced amount and carried on the balance sheet at net realizable value, which includes foreign currency translation as of each balance sheet date. Accounts receivable include unsecured regular customer receivables and unsecured amounts from financed contracts coming due within 12 months. Amounts from financed contracts due beyond 12 months are recorded as “Long-term accounts receivable – financed contracts.”  Interest is recorded upon receipt to other income on the statements of operations. An allowance for doubtful accounts is recorded when the Company believes the amounts may not be collected. Management believes that receivables, net of the allowance for doubtful accounts, are fully collectible. Accounts receivable are written off when management determines collection is no longer likely. While the ultimate result may differ, management believes future write-offs not included in the allowance will not have a material impact on the Company’s financial position.

Major Customers

For the three month period ended March 31, 2019, two customers comprised approximately 28% of revenue compared to one customer who accounted for approximately 15% for the three months ending March 31, 2018. At March 31, 2019, three different customers comprised approximately 41% of accounts receivable compared to two customers accounting for approximately 25% at March 31, 2018. The following table summarizes major customer’s information for the three months ended March 31, 2019 and 2018:

	For the Three Months ended March 31,
	2019		2018
	% Revenues	% AR	% Revenues	% AR
Major	27.6%	40.9%	15.0%	25.2%
All Others	72.4%	59.1%	85.0%	74.8%
Total	100.0%	100.0%	100.0%	100.0%

For the three month periods ending March 31, 2019 and 2018, sales to customers in the United States represent 79.1% and 94.0% of total revenues, respectively. For the three month periods ending March 31, 2019 and 2018, sales to a customer in Australia represent 12.3% and 0% of total revenues, respectively.

A major customer is defined as any customer that represents at least 10% of revenue for a given period or outstanding account receivable at the endo of a period.

Inventory

Inventory, consisting of finished goods, is stated at the lower of cost or net realizable value. The average cost method, which approximates the first in, first out method, is used to value inventory. Inventory is reviewed annually for the lower of cost or net realizable value and obsolescence. Any material cost found to be above net realizable value or considered obsolete is written down accordingly. The inventory value as of March 31, 2019 was $1,040,059, which included work-in-process of $305,990. The inventory value was $762,165 as of December 31, 2018, which included work-in-process of $50,824. The Company had no obsolescence reserve at March 31, 2019 or December 31, 2018. At March 31, 2019 the Company recorded a prepayment for inventory yet to be received of approximately $302,783 as a component of prepaid expenses and other current assets.

Research and Development

The Company expenses all costs related to research and development as incurred. Research and development expense was $1,760 and $40,965 for the three months ended March 31, 2019 and 2018, respectively. Research and development expenses are included in selling, general and administrative expenses on the statements of operations.

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (‘FASB’) issued a new standard related to revenue recognition. Under the standard, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

We adopted the standard effective January 1, 2018, using the modified retrospective method, which did not require us to restate each prior reporting period presented. We elected the available practical expedients and implemented internal controls and key system functionality to enable the preparation of financial information on adoption.

Effective January 1, 2019, we adopted the FASB Accounting Standards Update (‘ASU’) 2016-02, Leases, which requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The original guidance required application on a modified retrospective basis with the earliest period presented. In August 2018, the FASB issued ASU 2018-11, Targeted Improvements to ASC 842, which included an option to not restate comparative periods in transition and elect to use the effective date of ASC 842, Leases, as the date of initial application of transition, which we elected. As a result of the adoption of ASC 842 on January 1, 2019, we recorded both operating lease right-of-use (‘ROU’) assets and lease liabilities of approximately $136,000. The adoption of ASC 842 had an immaterial impact on our Condensed Statement of Earnings and Condensed Statement of Cash Flows for the three-month period ended March 31, 2019. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard which allowed us to carry forward the historical lease classification.

Additional information and disclosures required by this new standard are contained in Note 3, ‘Operating Leases’.

2.	Accounts Receivable –

Accounts receivable consisted of the following at:

	March 31, 2019	December 31, 2018
Accounts receivable under normal 30 day terms	$2,254,114	$2,165,820
Financed contracts:
Current portion of long-term	767,623	866,494
Long-term, net of current portion	1,020,398	1,030,354
Total accounts receivable	4,042,135	4,062,668
Less allowance for doubtful accounts	(165,840)	(165,840)
Accounts receivable, net	$3,876,295	$3,896,828
Presented on the balance sheet as:
Accounts receivable, net	$2,855,897	$2,866,474
Long-term accounts receivable - financed contracts	1,020,398	1,030,354

The allowance for financed and trade receivable represents management’s estimate of probable losses in our trade and financed receivables as of the date of the financial statements. The allowance provides for probable losses that have been identified with specific customer relationships and for probable losses believed to be inherent in the trade and financed receivables, but that have not been specifically identified.

Accounts receivable includes financed contracts at March 31, 2019 and December 31, 2018 which were $1,788,021 and $1,896,848, respectively, offset by contract liabilities on the balance sheets of $1,707,650 and $1,690,660, respectively.

A roll-forward of the Company’s allowance for doubtful accounts for the periods presented is as follows:

	March 31, 2019	December 31, 2018
Accounts receivable allowance, beginning of year	$165,840	$181,473
Provision adjustment	0	125,405
Write-off	0	(141,038)
Accounts receivable allowance, end of period	$165,840	$165,840

The allowance for doubtful accounts as of March 31, 2019 and December 31, 2018 is $104,040 for the trade receivables and $61,800 for financed contracts.

3.	Operating Leases –

We lease space under non-cancelable operating leases for our two office locations. These leases do not have significant rent escalation holidays, concessions, leasehold improvement incentives, or other build-out clauses. Further, the leases do not contain contingent rent provisions.

Our leases include one or more options to renew. The exercise of lease renewal options included in our ROU assets and lease liabilities if they are reasonably certain of exercise.

Our leases do not provide an implicit rate; we use our incremental borrowing rate of 5% which is based on the information available at the date of adoption in determining the present value of the lease payments.

The cost components of our operating leases were $15,519 for the period ended March 31, 2019.

Maturities of our lease liabilities for all operating leases are as follows as of March 31, 2019:

Leased Facilities
2019	$46,181
2020	57,436
2022	28,632
Total Lease Payments	132,249
Less: Interest	(9,982)
Present value of lease liabilities	$122,267

The weighted average remaining lease terms equals 2.13 years as of March 31, 2019.

4.	Stockholders’ Equity –

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

During the three month period ended March 31, 2019, the Company did not repurchase any shares for its treasury.

Stock Compensation

On January 8, 2018, the Board of Directors of Table Trac Inc. appointed Randy Gilbert as the Company’s Chief Financial Officer and awarded him 50,000 Restricted Stock shares. These shares are subject to a four year vesting schedule as follows: 20,000 shares on January 8, 2019 and 10,000 shares in each subsequent year. Grant date fair value of $117,500 will be recognized equally over the vesting period as stock compensation expense as a component of selling, general and administration expense.

Additionally, on December 12, 2018, the Board of Directors of Table Trac Inc. approved a resolution which awarded 9,000 Restricted Stock shares to employees and the new Board of Directors. These shares are subject to a one year vesting period.

The unvested stock compensation expense is expected to be recognized over a weighted average period of approximately two years. As of March 31, 2019, the remaining unrecognized stock compensation expense approximated $90,000.

The Company has no stock options outstanding as of March 31, 2019 and 2018.

The Company has 39,000 shares of restricted stock outstanding as of March 31, 2019 and 59,000 restricted shares outstanding at December 31, 2018.

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

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Based on its evaluation, the Company believes that it has no significant unrecognized tax positions. The Company’s evaluation was performed for the tax years ended December 31, 2015 through 2018, which are the tax years that remain subject to examination by major tax jurisdictions as of March 31, 2019. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

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

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31,
	2019	2018
Basic and diluted earnings per share calculation:
Net income (loss) to common stockholders	$7,955	$(179,836)
Weighted average number of common shares outstanding - basic	4,496,494	4,486,559
Basic net income (loss) per share	$0.00	$(0.04)
Weighted average number of common shares outstanding - diluted	4,504,503	4,486,559
Diluted net income (loss) per share	$0.00	$(0.04)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below should be read in conjunction with our audited financial statements, and notes thereto, contained in our Form 10-K filed with the SEC on March 28, 2019 relating to our year ended December 31, 2018.

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

General Overview

Table Trac, Inc. is a Nevada corporation, formed on June 27, 1995, with its principal office in Minnetonka, Minnesota.

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

During the first quarter of 2019, the Company delivered three casino management systems. At the end of the quarter, the Company had casino management systems, table games management systems and ancillary products installed with on-going support and maintenance contracts with 96 casino operators in over 155 casinos worldwide.

Results of Operations – Three Months Ended March 31, 2019 Compared to Three months ended March 31, 2018

During the three months ended March 31, 2019, the loss from operations was $24,843 compared to loss from operations of $232,901 for the three months ended March 31, 2018. The major components of revenues, cost of sales and selling, general and administrative expenses, and the reasons for changes in each, are discussed below.

Revenues

Revenues totaled $1,368,630 for the three months ended March 31, 2019 compared to $1,081,268 for the three months ended March 31, 2018.

Refer to Note 1 – Revenue, disaggregated revenues by major product line table

During the three months ended March 31, 2019, the Company delivered three systems plus an exclusive supplier installed our system in eight locations in Australia. During the same period in 2018, the Company did not deliver any systems. In the periods presented, the Company continues to recognize revenue as payments become due for systems that were previously installed and for which revenue was deferred.

Cost of Sales

Cost of sales decreased to $253,465 for the three months ended March 31, 2019 from $303,695 for the three months ended March 31, 2018 due to an increase in systems sales which did not require the purchase of equipment from the Company.  The following table summarizes our cost of sales for the three months ended March 31, 2019 and 2018, respectively:

	Three Months Ended March 31,
	2019	2018	2019	2018
			(percent of revenues)
System sales	$228,941	$233,698	16.7%	21.6%
Maintenance fees	11,500	24,970	0.8%	2.3%
Service and other sales	13,024	45,027	1.0%	4.2%
Total cost of sales	$253,465	$303,695	18.5%	28.1%

Gross profit	$1,115,165	$777,573	81.5%	71.9%

The Company’s gross profit was 81.5% and 71.9% for the three months ended March 31, 2019 and 2018, respectively. This increase is due to the system sales made in Australia, which did not require equipment, during the three months ended March 31, 2019.

Selling, General and Administrative Expenses

For the three months ended March 31, 2019, selling, general and administrative expenses were $1,140,008 compared to $1,010,474 for the same period in 2018.

Interest Income

For the three months ended March 31, 2019, interest income was $16,798 compared to $21,799 for the same period in 2018.  This decrease is primarily related to having fewer contracts with financed payment plans in the current period.

Tax Provision

The income tax benefit for the three months ended March 31, 2019 was $16,000 compared to an income tax benefit of $34,000 for the same period in 2018. The effective rate fluctuates significantly due to fluctuations in periodic net income (loss) and changes in state apportionment rates.

Net Income/Loss

Loss before taxes for the three months ended March 31, 2019, was $8,045 compared to loss before taxes of $213,836 for the same period in 2018. Net income for the three months ended March 31, 2019 was $7,955 compared to net loss of $179,836 for the same period in 2018. The basic and diluted income per share was $0.00 compared to a loss per share of $0.04 for the three months ended March 31, 2019 and 2018, respectively.

Backlog

The Company’s backlog generally consists of incomplete system installations and expansion of offerings for currently installed and supported systems.

The Company had three projects in its backlog at March 31, 2019. The Company had two projects in its backlog as of March 31, 2018.

Subsequent to March 31, 2019, the Company has signed one new system contract with a customer.

The Company is currently serving gaming establishments in thirteen U.S. states, as well as countries in Central and South America, the Caribbean and Australia. The Company aims to pursue further opportunities and strategic partnerships.

Liquidity and Capital Resources

We expect that we will be able meet our operating, investing and financing needs for liquidity through cash on hand and anticipated positive cash flows from operations.

Cash used in operations for the three month period ending March 31, 2019 is approximately $581,000, compared to cash flow from operations of $87,000 for the period ending March 31, 2018. This decrease is primarily related to the increase in inventory of approximately $278,000 and prepaid inventory of approximately $303,000, as the company has been using our favorable cash position to obtain better pricing. These increases were offset by an increase in payroll liabilities of approximately $108,000.

There was no cash used for investing activities for the three months ended March 31, 2019.

Cash used in financing activities is approximately $2,000 for the three month period ending March 31, 2019 as compared to approximately $93,000 for the period ending March 31, 2018. This decrease is due to the company not repurchase any registered common stock offset by the notes payable payments.

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

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of March 31, 2019.

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

As of March 31, 2019, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective as of March 31, 2019. There were no changes in our internal controls over financial reporting during our most recently completed reporting period that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Company Repurchases of Registered Common Stock

The Company did not repurchase any registered common stock during the period covered by this report:

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

Dated: May 14, 2019	Table Trac, Inc.
(Registrant)

By:	/s/ Chad Hoehne
Chad Hoehne Chief Executive Officer (principal executive officer)

By:	/s/ Randy Gilbert
Randy Gilbert Chief Financial Officer (principal financial and accounting officer)