Form 10-Q
period 2019-06-30
TABLE TRAC INC
filed 2019-08-13
CIK 1090396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019 or

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

As of August 13, 2019, the registrant had outstanding 4,528,668 shares of common stock, $.001 par value per share.

Table Trac, Inc.

- i -

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TABLE TRAC, INC.

TABLE TRAC, INC.

CONDENSED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$206,311	$1,290,797
Accounts receivable, net of allowance for doubtful accounts of $95,263 and $165,840 at June 30, 2019 and December 31, 2018	3,115,233	2,866,474
Inventory	1,400,970	762,165
Prepaid expenses and other current assets	442,791	291,837
Income tax receivable	18,273	0
TOTAL CURRENT ASSETS	5,183,578	5,211,273

LONG-TERM ASSETS
Property and equipment, net	64,535	86,656
Operating lease right-of-use assets	106,747	0
Contract and other long-term assets	406,094	528,401
Long-term accounts receivable – financed contracts	903,482	1,030,354
TOTAL LONG-TERM ASSETS	1,480,858	1,645,411
TOTAL ASSETS	$6,664,436	$6,856,684

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$250,034	$387,868
Payroll liabilities	150,508	34,388
Current portion of operating lease liabilities	55,515	0
Notes payable	0	2,221
Customer deposits	108,696	334,784
Income taxes payable	0	53,027
TOTAL CURRENT LIABILITIES	564,753	812,288

LONG-TERM LIABILITIES
Operating lease liabilities	53,230	0
Contract liabilities	1,373,187	1,690,660
Deferred tax liability	575,000	555,000
TOTAL LIABILITIES	2,566,170	3,057,948

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 25,000,000 shares authorized: 4,656,734 shares issued; and 4,528,669 shares outstanding at June 30, 2019 and December 31, 2018.	4,529	4,529
Additional paid-in capital	1,820,767	1,795,955
Retained earnings	2,469,496	2,194,778
	4,294,792	3,995,262
Treasury stock, 128,065 shares (at cost) at June 30, 2019 and December 31, 2018	(196,526)	(196,526)
TOTAL STOCKHOLDERS’ EQUITY	4,098,266	3,798,736

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,664,436	$6,856,684

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Revenues	$2,254,339	$3,003,135	$3,622,968	$4,084,403
Cost of sales	720,978	1,196,531	974,443	1,500,226
Gross profit	1,533,361	1,806,604	2,648,525	2,584,177
Operating expenses:
Selling, general and administrative	1,217,112	1,229,435	2,357,119	2,239,910
Income from operations	316,249	577,169	291,406	344,267
Loss on currency exchange	0	(1,095)	0	(3,829)
Interest income	11,514	18,464	28,312	40,263
Income before taxes	327,763	594,538	319,718	380,701
Income tax expense	61,000	184,000	45,000	150,000
Net income	$266,763	$410,538	$274,718	$230,701
Net income per share - basic	$0.06	$0.09	$0.06	$0.05
Net income per share - diluted	$0.06	$0.09	$0.06	$0.05
Weighted-average shares outstanding - basic	4,498,668	4,468,630	4,498,668	4,477,545
Weighted-average shares outstanding - diluted	4,505,354	4,468,630	4,507,736	4,477,545

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
BALANCE, December 31, 2017	$4,512	$1,809,511	$1,679,813	$(146,360)	$3,347,476
Stock compensation expense	0	7,344	0	0	7,344
2018 Shares repurchased into treasury	(39)	0	0	(92,701)	(92,740)
Common stock issued to employee from treasury	50	(50,599)	0	50,549	0
Q1 2018 net loss	0	0	(179,836)	0	(179,836)
BALANCE, March 31, 2018	$4,523	$1,766,256	$1,499,977	$(188,512)	$3,082,244
Stock compensation expense	0	7,344	0	0	7,344
2018 Shares repurchased into treasury	(10)	0	0	(19,490)	(19,500)
Common stock issued for services from treasury	5	9,371	0	1,874	11,250
Q2 2018 net income	0	0	410,538	0	410,538
BALANCE, June 30, 2018	$4,518	$1,782,971	$1,910,515	$(206,128)	$3,491,876

BALANCE, December 31, 2018	$4,529	$1,795,955	$2,194,778	$(196,526)	$3,798,736
Stock compensation expense	0	12,407	0	0	12,407
Q1 2019 net income	0	0	7,955	0	7,955
BALANCE, March 31, 2019	$4,529	$1,808,362	$2,202,733	$(196,526)	$3,819,098
Stock compensation expense	0	12,405	0	0	12,405
Q2 2019 net income	0	0	266,763	0	266,763
BALANCE, June 30, 2019	$4,529	$1,820,767	$2,469,496	$(196,526)	$4,098,266

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended June 30,
	2019	2018
OPERATING ACTIVITIES
Net income	$274,718	$230,701
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	22,121	23,400
Gain on sale of asset	(25,713)	0
Deferred income taxes	20,000	91,000
Bad debt expense	0	68,303
Stock issued for services	0	11,250
Stock compensation expense	24,812	14,688
Changes in operating assets and liabilities:
Accounts receivable	(133,560)	312,867
Inventory	(638,805)	(23,820)
Prepaid expenses and other assets	(15,308)	225,761
Accounts payable and accrued expenses	(164,659)	(351,595)
Payroll liabilities	116,120	20,095
Contract liabilities and customer deposits	(497,691)	(773,689)
Income taxes receivable	(71,300)	(146,400)
Net cash used in operating activities	(1,089,265)	(297,439)
INVESTING ACTIVITIES
Proceeds from sale of Colombian receivables	7,000	0
Capital expenditures	0	(20,615)
Net cash provided by (used in) investing activities	7,000	(20,615)
FINANCING ACTIVITIES
Payments on notes payable	(2,221)	0
Repurchase of common stock	0	(112,240)
Net cash used in financing activities	(2,221)	(112,240)

NET DECREASE IN CASH	(1,084,486)	(430,294)

CASH
Beginning of period	1,290,797	1,322,743
End of period	$206,311	$892,449

Non-cash investing and financing activities:
Treasury stock cost related to compensation	$0	$61,849
Note from sale of Colombian receivables	$800	$0

Supplemental cash flow information:
Cash paid for amounts included in the measurement of lease liabilities:	$0	$0
Operating cash outflow for operating lease	$31,038	$0

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Nature of Business and Summary of Significant Accounting Policies –

Basis of Presentation

The accompanying unaudited condensed financial statements of Table Trac, Inc. (the “Company,” or “Table Trac”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of June 30, 2019 and the statements of operations and stockholders’ equity for the three and six months ended June 30, 2019 and 2018, and the statements of cash flows for the six months ending June 30, 2019 and 2018 are unaudited but include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Table Trac Annual Report on Form 10-K for the year ended December 31, 2018.

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

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is a unit of account in ASC 606. A majority of the Company’s systems sales have multiple performance obligations including an obligation to deliver a casino management system and another to provide maintenance services. For system sales with multiple performance obligations, the Company allocates revenue to each performance obligation based on its SSP. The Company generally determines the SSP based on the price charged to customers. The Company does offer its customers contracts with extended payment terms representing a significant financing component.  The Company must evaluate if any extended payment terms in the contract is an indicator of the transaction price not being probable. The Company only includes the amount for which it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty is resolved.  The Company occasionally enters into a contract that includes multiple sites; management has determined that each site installation is a separate performance obligation. In these instances the Company recognizes revenue upon completion of each performance obligation. In addition, the Company has a contract with a reseller who purchases and resells the Company’s products; monthly the reseller notifies the Company of their successful installations, and submits an invoice to the reseller for those installations. Provided all other revenue recognition steps have been satisfied, the Company recognizes the revenue if payment of a significant portion of the contract consideration is due within 12 months of the delivery of the product.  System contracts that do not meet this criteria are deferred and recognized when the uncertainty is resolved, which is consistent with when contractual payments become due. The Company also analyzes its standard business practice of using long-term contracts and the history of collecting on extended payment term contracts which include a financing component which is usually a market interest rate. The associated interest income is reflected accordingly on the statement of operations without making concessions for determining if revenue should be recognized.

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

The following table summarizes disaggregated revenues by major product line for the three months ended June 30, 2019 and 2018, respectively:

	Three Months Ended June 30,
	2019	2018	2019	2018
			(percent of revenues)
System sales	$1,498,786	$2,359,112	66.8%	78.5%
Maintenance fees	691,703	626,690	30.4%	20.9%
Service and other sales	63,850	17,333	2.8%	0.6%
Total revenues	$2,254,339	$3,003,135	100.0%	100.0%

The following table summarizes disaggregated revenues by major product line for the six months ended June 30, 2019 and 2018, respectively:

	Six Months ended June 30,
	2019	2018	2019	2018
			(percent of revenues)
System sales	$2,157,381	$2,739,979	59.8%	67.1%
Maintenance fees	1,364,272	1,253,708	37.4%	30.7%
Service and other sales	101,315	90,716	2.8%	2.2%
Total revenues	$3,622,968	$4,084,403	100.0%	100.0%

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

Deferred System Sales Costs

Incremental cost to obtain and fulfil a contract are deferred and amortized over the related system contract term. These costs are recognized on a straight-line basis over the term of the contract which is generally 18-48 months beginning when revenues are generated. These costs are the most significant component of other long-term assets on the balance sheet, and are $406,094 and $528,401 as of June 30, 2019 and December 31, 2018, respectively.

Accounts Receivable / Allowance for Doubtful Accounts

Accounts receivable are initially recorded at the invoiced amount and carried on the balance sheet at net realizable value, which includes foreign currency translation as of each balance sheet date. Accounts receivable include unsecured regular customer receivables and unsecured amounts from financed contracts coming due within 12 months. Amounts from financed contracts due beyond 12 months are recorded as "Long-term accounts receivable – financed contracts."  Interest is recorded upon receipt to other income on the statements of operations. An allowance for doubtful accounts is recorded when the Company believes the amounts may not be collected. Management believes that receivables, net of the allowance for doubtful accounts, are fully collectible. Accounts receivable are written off when management determines collection is no longer likely. While the ultimate result may differ, management believes future write-offs not included in the allowance will not have a material impact on the Company's financial position.

Major Customers

For the six month period ended June 30, 2019, one customer comprised approximately 31% of revenue compared to one customer who accounted for approximately 38% for the six months ending June 30, 2018. At June 30, 2019, two customers comprised approximately 37% of accounts receivable compared to four customers accounting for approximately 66% at June 30, 2018. The following table summarizes major customer’s information for the six months ended June 30, 2019 and 2018:

	For the Six Months ended June 30
	2019		2018
	% Revenues	% AR	% Revenues	% AR
Major	30.9%	36.5%	38.1%	65.8%
All Others	69.1%	63.5%	61.9%	34.2%
Total	100.0%	100.0%	100.0%	100.0%

For the six month periods ending June 30, 2019 and 2018, sales to customers in the United States represent 87.7% and 86.4% of total revenues, respectively.

The following table summarizes the major customer’s information for the three months ended June 30, 2019 and the major customer’s information for the three months ending June 30, 2018:

For the Three Months Ended June 30
	2019	2018
	% Revenues	% Revenues
Major	40.3%	51.9%
All Others	59.7%	48.1%
Total	100.0%	100.0%

For the three month periods ending June 30, 2019 and 2018, sales to customers in the United States represent 92.4% and 83.6% of total revenues, respectively.

A major customer is defined as any customer that represents at least 10% of revenue or outstanding account receivable for a given period.

Inventory

Inventory, consisting of finished goods, is stated at the lower of cost or net realizable value. The average cost method, which approximates the first in, first out method, is used to value inventory. Inventory is reviewed annually for the lower of cost or net realizable value and obsolescence. Any material cost found to be above net realizable value or considered obsolete is written down accordingly. The inventory value as of June 30, 2019 was $1,400,970, which included work-in-process of $32,185. The inventory value was $762,165 as of December 31, 2018, which included work-in-process of $50,824. The Company had no obsolescence reserve at June 30, 2019 or December 31, 2018. At June 30, 2019 the Company recorded a prepayment for inventory yet to be received of approximately $285,473 as a component of prepaid expenses and other current assets.

Research and Development

The Company expenses all costs related to research and development as incurred. Research and development expense was $14,244 and $15,620 for the three months ended June 30, 2019 and 2018, and $16,004 and $31,705 for the six months ended June 30, 2019 and 2018, respectively. Research and development expenses are included in selling, general and administrative expenses on the statements of operations.

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ('FASB') issued a new standard related to revenue recognition. Under the standard, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

We adopted the standard effective January 1, 2018, using the modified retrospective method, which did not require us to restate each prior reporting period presented. We elected the available practical expedients and implemented internal controls and key system functionality to enable the preparation of financial information on adoption.

Effective January 1, 2019, we adopted the FASB Accounting Standards Update ('ASU') 2016-02, Leases, which requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The original guidance required application on a modified retrospective basis with the earliest period presented. In August 2018, the FASB issued ASU 2018-11, Targeted Improvements to ASC 842, which included an option to not restate comparative periods in transition and elect to use the effective date of ASC 842, Leases, as the date of initial application of transition, which we elected. As a result of the adoption of ASC 842 on January 1, 2019, we recorded both operating lease right-of-use ('ROU') assets and lease liabilities of approximately $136,000. The adoption of ASC 842 had an immaterial impact on our Condensed Statement of Operations and Condensed Statement of Cash Flows for the six-month period ended June 30, 2019. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard which allowed us to carry forward the historical lease classification.

2.	Accounts Receivable –

Accounts receivable consisted of the following at:

	June 30, 2019	December 31, 2018
Accounts receivable under normal 30 day terms	$2,540,327	$2,165,820
Financed contracts:
Current portion of long-term	670,169	866,494
Long-term, net of current portion	903,482	1,030,354
Total accounts receivable	4,113,978	4,062,668
Less allowance for doubtful accounts	(95,263)	(165,840)
Accounts receivable, net	$4,018,715	$3,896,828
Presented on the balance sheet as:
Accounts receivable, net	$3,115,233	$2,866,474
Long-term accounts receivable - financed contracts	903,482	1,030,354

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

Accounts receivable includes financed contracts at June 30, 2019 and December 31, 2018 which are $1,573,651 and $1,896,848, respectively, offset by contract liabilities on the balance sheets of $1,373,187 and $1,690,660, respectively.

A roll-forward of the Company’s allowance for doubtful accounts for the periods presented is as follows:

	June 30, 2019	December 31, 2018
Accounts receivable allowance, beginning of year	$165,840	$181,473
Provision adjustment	0	125,405
Write-off	(70,577)	(141,038)
Accounts receivable allowance, end of period	$95,263	$165,840

The allowance for doubtful accounts is $46,259 and $104,040 for the trade receivables at June 30, 2019 and December 31, 2018, respectively, and 49,004 and $61,800 for the financed contracts at June 30, 2019 and December 31, 2018, respectively.

3.	Operating Leases –

We lease space under non-cancelable operating leases for our two office locations. These leases do not have significant rent escalation holidays, concessions, leasehold improvement incentives, or other build-out clauses. Further, the leases do not contain contingent rent provisions.

Our leases include one or more options to renew. The exercise of lease renewal options are included in our ROU assets and lease liabilities if they are reasonably certain of exercise.

Our leases do not provide an implicit rate; we use our incremental borrowing rate of 5% which is based on the information available at the date of adoption in determining the present value of the lease payments.

The cost components of our operating leases were $15,519 and $31,038 for the three months and six months ended June 30, 2019, respectively.

Maturities of our lease liabilities for all operating leases are as follows as of June 30, 2019:

Leased Facilities
2019	$30,662
2020	57,436
2021	28,632
Total Lease Payments	116,730
Less: Interest	(7,985)
Present value of lease liabilities	$108,745

The weighted average remaining lease terms equals 1.88 years as of June 30, 2019.

4.	Stockholders’ Equity –

Stock Repurchase Program

On January 7, 2018, the Company’s Board of Directors approved the repurchase of its outstanding shares, using management’s discretion, of its common stock from private unsolicited sellers’ in the open market. On May 10, 2018, the Company’s Board of Directors approved the repurchase of its outstanding common shares in an aggregate amount of up to 200,000 shares not to exceed $600,000, in both private unsolicited and open–market transactions, until December 31, 2019. Company insiders are prohibited from participating in the stock repurchase program.

During the six month period ended June 30, 2019, the Company did not repurchase any shares for its treasury.

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

The unvested stock compensation expense is expected to be recognized over a weighted average period of approximately two years. As of June 30, 2019, the remaining unrecognized stock compensation expense approximated $78,000.

The Company has no stock options outstanding as of June 30, 2019 and December 31, 2018.

The Company has 39,000 shares of restricted stock outstanding as of June 30, 2019 and 59,000 restricted shares outstanding at December 31, 2018

5.	Income Tax –

The Company accounts for income taxes by following the asset and liability approach to accounting for income taxes. Deferred tax assets and liabilities represent the future tax consequences of the differences between the financial statement carrying amounts of assets and liabilities versus the tax basis of assets and liabilities. Under this method, deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards. Deferred tax liabilities are recognized for taxable temporary differences. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The impact of the tax rate changes on deferred tax assets and liabilities is recognized in the year that the change is enacted. Management believes that any write-off not allowed will not have a material impact on the Company’s financial position.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Based on its evaluation, the Company believes that it has no significant unrecognized tax positions. The Company’s evaluation was performed for the tax years ended December 31, 2015 through 2018, which are the tax years that remain subject to examination by major tax jurisdictions as of June 30, 2019. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

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

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the six months ended June 30, 2019 and 2018:

	For the Six Months Ended June 30,
	2019	2018
Basic and diluted earnings per share calculation:
Net income to common stockholders	$274,718	$230,701
Weighted average number of common shares outstanding - basic	4,498,668	4,477,545
Basic net income per share	$0.06	$0.05
Weighted average number of common shares outstanding - diluted	4,505,736	4,477,545
Diluted net income per share	$0.06	$0.05

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the three months ended June 30, 2019 and 2018:

	For the Three Months Ended June 30,
	2019	2018
Basic and diluted earnings per share calculation:
Net income to common stockholders	$266,763	$410,538
Weighted average number of common shares outstanding - basic	4,498,668	4,468,630
Basic net income per share	$0.06	$0.09
Weighted average number of common shares outstanding - diluted	4,505,354	4,468,630
Diluted net income per share	$0.06	$0.09

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

General Overview

Table Trac, Inc. is a Nevada corporation, formed on June 27, 1995, with principal office in Minnetonka, Minnesota.

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

During the second quarter of 2019, the Company delivered two casino management systems. In addition, Table Trac signed an exclusivity contract with the Japanese company, BroadBand Security Inc., in Tokyo, to rebrand, adapt and market their casino management system (CMS) to the developing Japanese gaming market. The contract deliverables were satisfied early in the third quarter; $1.2 million will be recognized during the third quarter. At the end of the quarter, the Company had casino management systems, table games management systems and ancillary products installed with on-going support and maintenance contracts with 97 casino operators in over 160 casinos worldwide.

Results of Operations – Three Months Ended June 30, 2019 Compared to Three months ended June 30, 2018

During the three months ended June 30, 2019, income from operations was $316,249 compared to income from operations of $577,169 for the three months ended June 30, 2018. The major components of revenues, cost of sales and selling, general and administrative expenses, and the reasons for changes in each, are discussed below.

Revenues

Revenues totaled $2,254,339 for the three months ended June 30, 2019 compared to $3,003,135 for the three months ended June 30, 2018.

Refer to Note 1 – Revenue, disaggregated revenues by major product line table

During the three months ended June 30, 2019, the Company delivered two systems plus an exclusive supplier installed our system in three locations in Australia. During the same period in 2018, the Company delivered three systems. In the periods presented, the Company continues to recognize revenue as payments become due for systems that were previously installed and for which revenue was deferred.

Cost of Sales

Cost of sales decreased to $720,978 for the three months ended June 30, 2019 from $1,196,531 for the three months ended June 30, 2018 due to decreased corresponding sales.  The following table summarizes our cost of sales for the three months ended June 30, 2019 and 2018, respectively:

	Three Months Ended June 30,
	2019	2018	2019	2018
			(percent of revenues)
System sales	$680,968	$1,155,998	30.2%	38.4%
Maintenance fees	11,000	32,040	0.5%	1.1%
Service and other sales	29,010	8,493	1.3%	0.3%
Total cost of sales	$720,978	$1,196,531	32.0%	39.8%
Gross profit	$1,533,361	$1,806,604	68.0%	60.2%

The Company’s gross profit was 68.0% and 60.2% for the three months ended June 30, 2019 and 2018, respectively. This increase is due to lower per unit pricing on systems hardware sold and system sales made in Australia during the three months ended June 30, 2019.

Selling, General and Administrative Expenses

For the three months ended June 30, 2019, selling, general and administrative expenses were $1,217,112 compared to $1,229,435 for the same period in 2018.  These expenses decreased due to decreased commission payments.

Interest Income

For the three months ended June 30, 2019, interest income was $11,514 compared to $18,464 for the same period in 2018. This decrease is primarily related to having fewer contracts with financed payment plans in the current period.

Tax Provision

The income tax expense for the three months ended June 30, 2019 was $61,000, which was calculated at an 18.6% effective rate, compared to an income tax expense of $184,000 for the same period in 2018, which was calculated at a 30.9% effective rate. The effective rate varies significantly due to fluctuations in periodic net income and changes in state apportionment rates.

Net Income

Income before taxes for the three months ended June 30, 2019, was $327,763 compared to income before taxes of 594,538 for the same period in 2018. Net income for the three months ended June 30, 2019 was $266,763 compared to net income of $410,538 for the same period in 2018. The basic and diluted income per share was $0.06 compared to income per share of $0.09 for the three months ended June 30, 2019 and 2018, respectively.

Results of Operations - Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

During the six months ended June 30, 2019, income from operations was $291,406 compared to income from operations of $344,267 for the six months ended June 30, 2018. The major components of revenues, cost of sales and selling, general and administrative expenses, and the reasons for changes in each, are discussed below.

Revenues

Revenues totaled $3,622,968 for the six months ended June 30, 2019 compared to $4,084,403 for the six months ended June 30, 2018.

Refer to Note 1 – Revenue, disaggregated revenues by major product line table

During the six months ended June 30, 2019, the Company delivered five systems plus an exclusive supplier installed our system in eleven locations in Australia. During the same period in 2018, the Company delivered three systems. In the periods presented, the Company continues to recognize revenue as payments become due for systems that were previously installed and for which revenue was deferred.

Cost of Sales

Cost of sales for the six months ended June 30, 2019 decreased to $974,443 from $1,500,226 for the six months ended June 30, 2018.  The following table summarizes our cost of sales for the six months ended June 30, 2019 and 2018, respectively:

	Six Months ended June 30,
	2019	2018	2019	2018
			(percent of revenues)
System sales	$909,243	$1,396,965	25.1%	34.2%
Maintenance fees	22,500	57,010	0.6%	1.4%
Service and other sales	42,605	46,251	1.2%	1.1%
Total cost of sales	$974,443	$1,500,226	26.9%	36.7%
Gross profit	$2,648,525	$2,584,177	73.1%	63.3%

The Company’s gross profit was 73.1% and 63.3% for the six months ended June 30, 2019 and 2018, respectively. This increase is primarily due to more favorable mix of higher margin hardware sold with the systems and the system sales made in Australia during the six months ended June 30, 2019.

Selling, General and Administrative Expenses

For the six months ended June 30, 2019, selling, general and administrative expenses were $2,357,119 compared to $2,239,910 for the same period in 2018.   This increase is due to the company’s increased sales and marketing efforts.

Interest Income

For the six months ended June 30, 2019, interest income was $28,312 compared to $40,263 for the same period in 2018.  This decrease is primarily related to fewer contracts that have financed payment plans in the current period.

Tax Provision

The income tax expense for the six months ended June 30, 2019 was $45,000, which was calculated at a 14.1% effective rate, compared to an income tax expense of $150,000 for the same period in 2018, which was calculated at a 39.4% effective rate. The effective rate fluctuates significantly due to fluctuations in periodic net income and changes in state apportionment rates.

Net Income

Income before taxes for the six months ended June 30, 2019, was $319,718 compared to income before taxes of $380,701 for the same period in 2018. Net income for the six months ended June 30, 2019 was $274,718 compared to net income of $230,701 for the same period in 2018. The basic and diluted income per share was $0.06 compared to income per share of $0.05 for the six months ended June 30, 2019 and 2018, respectively.

Backlog

The Company’s backlog generally consists of incomplete system installations and expansion of offerings for currently installed and supported systems.

The Company had four projects in its backlog at June 30, 2019. The Company had three projects in its backlog as of June 30, 2018.

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

Cash used in operations for the six month period ending June 30, 2019 were approximately $1,082,000, compared to $297,000 for the period ending June 30, 2018. This increase is primarily related to the increase in inventory of approximately $639,000 and prepaid inventory of approximately $285,000, as the company has been using our favorable cash position to obtain better pricing and increase inventory in anticipation of future sales. These increases were offset by an increase in payroll liabilities of approximately $96,000.

There was $7,000 cash provided by investing activities for the six months ended June 30, 2019.

Additionally, financing activities used cash of $2,221 for the six months ended June 30, 2019, which was due to payments on notes payable. Cash used in financing activities relating to the repurchasing of stock during the six months ended June 30, 2018 was $112,240.

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

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of June 30, 2019.

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

As of June 30, 2019, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective as of June 30, 2019. There were no changes in our internal controls over financial reporting during our most recently completed reporting period that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 13, 2019	Table Trac, Inc.
(Registrant)

	By:	/s/ Chad Hoehne
Chad Hoehne Chief Executive Officer (principal executive officer)

By:	/s/ Randy Gilbert
Randy Gilbert Chief Financial Officer (principal financial and accounting officer)