Form 10-Q
period 2019-09-30
TABLE TRAC INC
filed 2019-11-13
CIK 1090396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019 or

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

As of November 13, 2019, the registrant had outstanding 4,503,669 shares of common stock, $.001 par value per share.

Table Trac, Inc.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TABLE TRAC, INC.

TABLE TRAC, INC.

CONDENSED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$1,729,795	$1,290,797
Accounts receivable, net of allowance for doubtful accounts of $198,623 at September 30, 2019 and $165,840 at December 31, 2018	2,754,624	2,866,474
Inventory	1,412,711	762,165
Prepaid expenses and other current assets	377,270	291,837
TOTAL CURRENT ASSETS	6,274,400	5,211,273

LONG-TERM ASSETS
Property and equipment, net	88,105	86,656
Operating lease right-of-use assets	92,334	0
Contract and other long-term assets	404,482	528,401
Long-term accounts receivable – financed contracts	897,781	1,030,354
TOTAL LONG-TERM ASSETS	1,482,702	1,645,411
TOTAL ASSETS	$7,757,102	$6,856,684

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$211,508	$387,868
Payroll liabilities	222,415	34,388
Current portion of operating lease liabilities	55,643	0
Notes payable	0	2,221
Customer deposits	520,029	334,784
Income taxes payable	237,727	53,027
TOTAL CURRENT LIABILITIES	1,247,322	812,288

LONG-TERM LIABILITIES
Operating lease liabilities	39,507	0
Contract liabilities	1,431,066	1,690,660
Deferred tax liability	449,000	555,000
TOTAL LIABILITIES	3,166,895	3,057,948

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 25,000,000 shares authorized: 4,656,734 shares issued; and 4,503,669 and 4,528,669 shares outstanding at September 30, 2019 and December 31, 2018, respectively.	4,504	4,529
Additional paid-in capital	1,833,173	1,795,955
Retained earnings	3,000,531	2,194,778
	4,838,208	3,995,262
Treasury stock, 153,065 and 128,065 shares (at cost) at September 30, 2019 and December 31, 2018, respectively	(248,001)	(196,526)
TOTAL STOCKHOLDERS’ EQUITY	4,590,207	3,798,736

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,757,102	$6,856,684

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues	$2,438,819	$2,329,681	$6,061,788	$6,414,084
Cost of sales	371,885	582,760	1,346,328	2,082,986
Gross profit	2,066,934	1,746,921	4,715,460	4,331,098
Operating expenses:
Selling, general and administrative	1,416,651	1,112,318	3,773,771	3,352,227
Income from operations	650,283	634,603	941,689	978,871
Loss on currency exchange	0	(1,420)	0	(5,249)
Interest income	10,752	11,825	39,064	52,087
Income before taxes	661,135	645,008	980,753	1,025,709
Income tax expense	130,000	180,600	175,000	330,600
Net income	$531,035	$464,408	$805,753	$695,109
Net income per share - basic	$0.12	$0.10	$0.18	$0.16
Net income per share - diluted	$0.12	$0.10	$0.18	$0.16
Weighted-average shares outstanding - basic	4,493,777	4,468,602	4,497,435	4,474,531
Weighted-average shares outstanding - diluted	4,500,862	4,475,982	4,503,138	4,482,148

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
BALANCE, December 31, 2017	$4,512	$1,809,511	$1,679,813	$(146,360)	$3,347,476
Stock compensation expense	0	7,344	0	0	7,344
2018 Shares repurchased into treasury	(39)	0	0	(92,701)	(92,740)
Common stock issued to employee from treasury	50	(50,599)	0	50,549	0
Q1 2018 net loss	0	0	(179,836)	0	(179,836)
BALANCE, March 31, 2018	$4,523	$1,766,256	$1,499,977	$(188,512)	$3,082,244
Stock compensation expense	0	7,344	0	0	7,344
2018 Shares repurchased into treasury	(10)	0	0	(19,490)	(19,500)
Common stock issued for services from treasury	5	9,371	0	1,874	11,250
Q2 2018 net income	0	0	410,538	0	410,538
BALANCE, June 30, 2018	$4,518	$1,782,971	$1,910,515	$(206,128)	$3,491,876
Stock compensation expense	0	7,344	0	0	7,344
Q3 2018 net income	0	0	464,408	0	464,408
BALANCE, September 30, 2018	$4,518	$1,790,315	$2,374,922	$(206,128)	$3,963,627

BALANCE, December 31, 2018	$4,529	$1,795,955	$2,194,778	$(196,526)	$3,798,736
Stock compensation expense	0	12,407	0	0	12,407
Q1 2019 net income	0	0	7,955	0	7,955
BALANCE, March 31, 2019	$4,529	$1,808,362	$2,202,733	$(196,526)	$3,819,098
Stock compensation expense	0	12,405	0	0	12,405
Q2 2019 net income	0	0	266,763	0	266,763
BALANCE, June 30, 2019	$4,529	$1,820,767	$2,469,496	$(196,526)	$4,098,266
Stock compensation expense	0	12,406	0	0	12,406
2019 Shares repurchased into treasury	(25)	0	0	(51,475)	(51,500)
Q3 2019 net income	0	0	531,035	0	531,035
BALANCE, September 30, 2019	$4,504	$1,833,173	$3,000,531	$(248,001)	$4,590,207

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended September 30,
	2019	2018
OPERATING ACTIVITIES
Net income	$805,753	$695,109
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	33,996	34,722
Gain on sale of asset	(25,713)	0
Deferred income taxes	(106,000)	235,000
Bad debt expense	115,000	84,592
Stock issued for services	0	11,250
Stock compensation expense	37,218	22,032
Changes in operating assets and liabilities:
Accounts receivable	117,751	(198,587)
Inventory	(650,546)	(36,827)
Prepaid expenses and other assets	66,237	407,343
Accounts payable and accrued expenses	(216,780)	(396,368)
Payroll liabilities	188,027	27,508
Contract liabilities and customer deposits	(28,479)	(1,313,908)
Income taxes payable (receivable)	184,700	(128,000)
Net cash provided by (used in) operating activities	521,164	(556,135)
INVESTING ACTIVITIES
Proceeds from sale of Colombian receivables	7,000	0
Capital expenditures	(35,445)	(20,615)
Net cash used in investing activities	(28,445)	(20,615)
FINANCING ACTIVITIES
Payments on notes payable	(2,221)	0
Repurchase of common stock	(51,500)	(112,240)
Net cash used in financing activities	(53,721)	(112,240)

NET INCREASE (DECREASE) IN CASH	438,998	(688,990)

CASH
Beginning of period	1,290,797	1,322,743
End of period	$1,729,795	$633,753

Non-cash investing and financing activities:
Treasury stock cost related to compensation	$0	$52,474
Note from sale of Colombian receivables	$800	$0

Supplemental cash flow information:
Operating cash outflow for operating lease	$46,367	$0

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Nature of Business and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of Table Trac, Inc. (the “Company,” or “Table Trac”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of September 30, 2019 and the statements of operations and stockholders’ equity for the three and nine months ended September 30, 2019 and 2018, and the statements of cash flows for the nine months ending September 30, 2019 and 2018 are unaudited but include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Table Trac Annual Report on Form 10-K for the year ended December 31, 2018.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company’s use of estimates and assumptions include: for revenue recognition, determining the nature and timing of satisfaction of performance obligations, and determining the standalone selling price (“SSP”) of performance obligations, variable consideration, and other obligations, realizability of accounts receivable, the valuation of deferred tax assets and liabilities, deferred revenue and costs, and inventory valuation. Actual results could differ from those estimates.

The Company’s significant accounting policies are described in Note 1 of the financial statement included in its Annual Report on Form 10-K for the year ended December 31, 2018.

Revenue

The Company derives revenues from the sales of systems, licenses and maintenance fees, services, and rental agreements.

System Revenue

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

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is a unit of account in ASC 606. A majority of the Company’s systems sales have multiple performance obligations including an obligation to deliver a casino management system and another to provide maintenance services. For system sales with multiple performance obligations, the Company allocates revenue to each performance obligation based on its SSP. The Company generally determines the SSP based on the price charged to customers. The Company does offer its customers contracts with extended payment terms representing a significant financing component.  The Company must evaluate if any extended payment terms in the contract is an indicator of the transaction price not being probable. The Company only includes the amount for which it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty is resolved.  The Company occasionally enters into a contract that includes multiple sites; management has determined that each site installation is a separate performance obligation. In these instances the Company recognizes revenue upon completion of each performance obligation. In addition, the Company has a contract with a reseller who purchases and resells the Company’s products; monthly the reseller notifies the Company of their successful installations, and submits an invoice to the Company for those installations. Provided all other revenue recognition steps have been satisfied, the Company recognizes the revenue if payment of a significant portion of the contract consideration is due within 12 months of the delivery of the product.  System contracts that do not meet this criteria are deferred and recognized when the uncertainty is resolved, which is consistent with when contractual payments become due. The Company also analyzes its standard business practice of using long-term contracts and the history of collecting on extended payment term contracts which include a financing component which is usually a market interest rate. The associated interest income is reflected accordingly on the statement of operations without making concessions for determining if revenue should be recognized.

Maintenance Revenue

Maintenance revenue is recognized ratably over the contract period. The stand-alone selling price for maintenance is based upon the renewal rate for contracted services.

Service Revenue and other revenue

Service revenue is recognized after the services are performed and collection of the resulting receivable is reasonably assured. The stand-alone selling price for service revenue is established based upon actual selling prices for the services or prior similar arrangements.

The Company offers qualified customers a licensing agreement. Licensing revenue is recognized after the intellectual property (CMS system), the performance obligation, is delivered and in its operational and functional state. The stand-alone selling price for licensing revenue is established based upon actual selling prices for the license. The Company may offer customers a rental contract.  Revenues are billed monthly on a per-game per-day basis. There is an option to purchase the system after the rental contract expires at a pre-determined residual value.

The following table summarizes disaggregated revenues by major product line for the three months ended September 30, 2019 and 2018, respectively:

	Three Months Ended September 30,
	2019	2018	2019	2018
			(percent of revenues)
System revenue	$407,399	$1,578,226	16.7%	67.7%
Maintenance revenue	735,023	684,738	30.1%	29.4%
Service and other revenue	1,296,397	66,717	53.2%	2.9%
Total revenues	$2,438,819	$2,329,681	100.0%	100.0%

The following table summarizes disaggregated revenues by major product line for the nine months ended September 30, 2019 and 2018, respectively:

	Nine Months ended September 30,
	2019	2018	2019	2018
			(percent of revenues)
System revenue	$2,564,781	$4,318,205	42.3%	67.3%
Maintenance revenue	2,099,295	1,938,446	34.6%	30.2%
Service and other revenue	1,397,712	157,433	23.1%	2.5%
Total revenues	$6,061,788	$6,414,084	100.0%	100.0%

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

Deferred System Sales Costs

Incremental cost to obtain and fulfil a contract are deferred and amortized over the related system contract term. These costs are recognized on a straight-line basis over the term of the contract which is generally 18-60 months beginning when revenues are generated. These costs are the most significant component of contract and other long-term assets on the balance sheet, and are $404,482 and $528,401 as of September 30, 2019 and December 31, 2018, respectively.

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

Major Customers

For the nine month period ended September 30, 2019, two customers comprised approximately 39% of revenue compared to two customers who accounted for approximately 45% for the nine months ending September 30, 2018. At September 30, 2019, three customers comprised approximately 40% of accounts receivable compared to three customers accounting for approximately 47% at September 30, 2018. The following table summarizes major customer’s information for the nine months ended September 30, 2019 and 2018:

	For the Nine Months ended September 30
	2019		2018
	% Revenues	% AR	% Revenues	% AR
Major	38.9%	40.2%	44.7%	46.9%
All Others	61.1%	59.8%	55.3%	53.1%
Total	100.0%	100.0%	100.0%	100.0%

For the nine month periods ending September 30, 2019 and 2018, sales to customers in the United States represent 68.6% and 91.2% of total revenues, respectively. The Company does derive a portion of its revenue from foreign customers. For the nine month periods ending September 30, 2019 and 2018, sales to customers in Japan represent 20% and 0% of total revenues, respectively.

The following table summarizes the major customer information for the three months ended September 30, 2019 and 2018:

	For the Three Months Ended September 30
	2019	2018
	% Revenues	% Revenues
Major	49.2%	54.2%
All Others	50.8%	45.8%
Total	100.0%	100.0%

For the three month periods ending September 30, 2019 and 2018, sales to customers in the United States represent 41.3% and 95.6% of total revenues, respectively. For the three month periods ending September 30, 2019 and 2018, sales to customers in Japan represent 49.2% and 0% of total revenues, respectively.

A major customer is defined as any customer that represents at least 10% of revenue or outstanding account receivable for a given period.

Inventory

Inventory, consisting of finished goods, is stated at the lower of cost or net realizable value. The average cost method, which approximates the first in, first out method, is used to value inventory. Inventory is reviewed annually for the lower of cost or net realizable value and obsolescence. Any inventory item found to be above net realizable value or considered obsolete is written down accordingly. The inventory value as of September 30, 2019 was $1,412,711, which included work-in-process of $710. The inventory value was $762,165 as of December 31, 2018, which included work-in-process of $50,824. The Company had no obsolescence reserve at September 30, 2019 or December 31, 2018. At September 30, 2019 the Company recorded a prepayment for inventory yet to be received of approximately $251,777 as a component of prepaid expenses and other current assets.

Research and Development

The Company expenses all costs related to research and development as incurred. Research and development expense was $57,040 and $28,827 for the three months ended September 30, 2019 and 2018, and $73,044 and $85,411 for the nine months ended September 30, 2019 and 2018, respectively. Research and development expenses are included in selling, general and administrative expenses on the statements of operations.

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

Effective January 1, 2019, we adopted the FASB Accounting Standards Update (‘ASU’) 2016-02, Leases, which requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The original guidance required application on a modified retrospective basis with the earliest period presented. In August 2018, the FASB issued ASU 2018-11, Targeted Improvements to ASC 842, which included an option to not restate comparative periods in transition and elect to use the effective date of ASC 842, Leases, as the date of initial application of transition, which we elected. As a result of the adoption of ASC 842 on January 1, 2019, we recorded both operating lease right-of-use (‘ROU’) assets and lease liabilities of approximately $136,000. The adoption of ASC 842 had an immaterial impact on our Condensed Statement of Operations and Condensed Statement of Cash Flows for the nine-month period ended September 30, 2019. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard which allowed us to carry forward the historical lease classification.

2.	Accounts Receivable

Accounts receivable consisted of the following at:

	September 30, 2019	December 31, 2018
Accounts receivable under normal 30 day terms	$2,208,622	$2,165,820
Financed contracts:
Current portion of long-term	744,624	866,494
Long-term, net of current portion	897,781	1,030,354
Total accounts receivable	3,851,027	4,062,668
Less allowance for doubtful accounts	(198,623)	(165,840)
Accounts receivable, net	$3,652,405	$3,896,828
Presented on the balance sheet as:
Accounts receivable, net	$2,754,624	$2,866,474
Long-term accounts receivable - financed contracts	897,781	1,030,354

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

Accounts receivable includes financed contracts at September 30, 2019 and December 31, 2018 which are $1,642,405 and $1,896,848, respectively, offset by contract liabilities on the balance sheets of $1,431,066 and $1,690,660, respectively.

A roll-forward of the Company’s allowance for doubtful accounts for the periods presented is as follows:

	September 30, 2019	December 31, 2018
Accounts receivable allowance, beginning of year	$165,840	$181,473
Provision adjustment	115,000	125,405
Write-off	(82,217)	(141,038)
Accounts receivable allowance, end of period	$198,623	$165,840

The allowance for doubtful accounts is $42,623 and $104,040 for the trade receivables at September 30, 2019 and December 31, 2018, respectively, and $156,000 and $61,800 for the financed contracts at September 30, 2019 and December 31, 2018, respectively.

3.	Operating Leases

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

The cost components of our operating leases were $15,569 and $46,607 for the three months and nine months ended September 30, 2019, respectively.

Maturities of our lease liabilities for all operating leases are as follows as of September 30, 2019:

Leased Facilities
2019 (remainder)	$15,293
2020	57,436
2021	28,632
Total Lease Payments	101,361
Less: Interest	(6,211)
Present value of lease liabilities	$95,150

The weighted average remaining lease terms equals 1.63 years as of September 30, 2019.

4.	Stockholders’ Equity

Stock Repurchase Program

On January 7, 2018, the Company’s Board of Directors approved the repurchase of its outstanding shares, using management’s discretion, of its common stock from private unsolicited sellers’ in the open market. On May 10, 2018, the Company’s Board of Directors approved the repurchase of its outstanding common shares in an aggregate amount of up to 200,000 shares not to exceed $600,000, in both private unsolicited and open–market transactions, until December 31, 2019. Company insiders are prohibited from participating in the stock repurchase program. Approximately 170,000 shares may yet be purchased under the program.

During the nine month period ended September 30, 2019, the Company repurchased 25,000 shares for its treasury at an average price of $2.06.

Stock Compensation

On January 8, 2018, the Board of Directors of Table Trac Inc. appointed Randy Gilbert as the Company’s Chief Financial Officer and awarded him 50,000 Restricted Stock shares. These shares are subject to a four year vesting schedule as follows: 20,000 shares on January 8, 2019 and 10,000 shares in each subsequent year. Grant date fair value of $117,500 is recognized equally over the vesting period as stock compensation expense as a component of selling, general and administration expense.

Additionally, on December 12, 2018, the Board of Directors of Table Trac Inc. approved a resolution which awarded 9,000 Restricted Stock shares to employees and the new Board of Directors. These shares are subject to a one year vesting period.

The unvested stock compensation expense is expected to be recognized over a weighted average period of approximately two years. As of September 30, 2019, the remaining unrecognized stock compensation expense approximated $66,000.

The Company has no stock options outstanding as of September 30, 2019 and December 31, 2018.

The Company has 39,000 shares of restricted stock outstanding as of September 30, 2019 and 59,000 restricted shares outstanding at December 31, 2018.

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

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Based on its evaluation, the Company believes that it has no significant unrecognized tax positions. The Company’s evaluation was performed for the tax years ended December 31, 2015 through 2018, which are the tax years that remain subject to examination by major tax jurisdictions as of September 30, 2019. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

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

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the nine months ended September 30, 2019 and 2018:

	For the Nine Months Ended September 30,
	2019	2018
Basic and diluted earnings per share calculation:
Net income to common stockholders	$805,753	$695,109
Weighted average number of common shares outstanding - basic	4,497,435	4,474,531
Basic net income per share	$0.18	$0.16
Weighted average number of common shares outstanding - diluted	4,503,138	4,482,148
Diluted net income per share	$0.18	$0.16

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the three months ended September 30, 2019 and 2018:

	For the Three Months Ended September 30,
	2019	2018
Basic and diluted earnings per share calculation:
Net income to common stockholders	$531,035	$464,408
Weighted average number of common shares outstanding - basic	4,493,777	4,468,602
Basic net income per share	$0.12	$0.10
Weighted average number of common shares outstanding - diluted	4,500,862	4,475,982
Diluted net income per share	$0.12	$0.10

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

During the third quarter of 2019, the Company delivered four casino management systems and one table management system. In addition, Table Trac signed an exclusivity contract with the Japanese company, BroadBand Security Inc., in Tokyo, to rebrand, adapt and market their casino management system (CMS) to the developing Japanese gaming market. The contract deliverables were satisfied early in the third quarter; $1.2 million of revenue was recognized during the third quarter. At the end of the quarter, the Company had casino management systems, table games management systems and ancillary products installed with on-going support and maintenance contracts with 100 casino operators in over 160 casinos worldwide.

Results of Operations – Three Months Ended September 30, 2019 Compared to Three months ended September 30, 2018

During the three months ended September 30, 2019, income from operations was $650,283 compared to income from operations of $634,603 for the three months ended September 30, 2018. The major components of revenues, cost of sales and selling, general and administrative expenses, and the reasons for changes in each, are discussed below.

Revenues

Revenues totaled $2,438,819 for the three months ended September 30, 2019 compared to $2,329,681 for the three months ended September 30, 2018.

Refer to Note 1 – Revenue, disaggregated revenues by major product line table

During the three months ended September 30, 2019, the Company delivered five systems. During the same period in 2018, the Company delivered two systems. In the periods presented, the Company continues to recognize revenue as payments become due for systems that were previously installed and for which revenue was deferred.

Cost of Sales

Cost of sales decreased to $371,885 for the three months ended September 30, 2019 from $582,760 for the three months ended September 30, 2018 due to a decrease in the total size of the systems sold.  The following table summarizes our cost of sales for the three months ended September 30, 2019 and 2018, respectively:

	Three Months Ended September 30,
	2019	2018	2019	2018
			(percent of revenues)
System sales	$68,967	$534,376	2.8%	22.9%
Maintenance fees	83,457	25,794	3.4%	1.1%
Service and other sales	219,461	22,590	9.0%	1.0%
Total cost of sales	$371,885	$582,760	15.2%	25.0%
Gross profit	$2,066,934	$1,746,921	84.8%	75.0%

The Company’s gross profit was 84.8% and 75.0% for the three months ended September 30, 2019 and 2018, respectively. This increase is due to recognition of revenue from a licensing agreement in Japan that had minimal cost of sales during the three months ended September 30, 2019.

Selling, General and Administrative Expenses

For the three months ended September 30, 2019, selling, general and administrative expenses were $1,416,651 compared to $1,112,318 for the same period in 2018.  These expenses increased as a result of the Company’s increased marketing efforts included the commission and other costs to obtain the licensing agreement in Japan.

Interest Income

For the three months ended September 30, 2019, interest income was $10,752 compared to $11,825 for the same period in 2018.  This decrease is primarily related to having fewer contracts that have financed payment plans in the current period.

Tax Provision

The income tax expense for the three months ended September 30, 2019 was $130,000, which was calculated at a 19.7% effective rate, compared to an income tax expense of $180,600 for the same period in 2018, which was calculated at a 28.0% effective rate. The decrease in the effective rate is due to fluctuations in periodic net income, increased foreign derived intangible income deductions and changes in state apportionment rates.

Net Income

Income before taxes for the three months ended September 30, 2019, was $661,035 compared to income before taxes of $645,008 for the same period in 2018. Net income for the three months ended September 30, 2019 was $531,035 compared to net income of $464,408 for the same period in 2018. The basic and diluted income per share was $0.12 compared to income per share of $0.10 for the three months ended September 30, 2019 and 2018, respectively.

Results of Operations - Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

During the nine months ended September 30, 2019, income from operations was $941,689 compared to income from operations of $979,871 for the nine months ended September 30, 2018. The major components of revenues, cost of sales and selling, general and administrative expenses, and the reasons for changes in each, are discussed below.

Revenues

Revenues totaled $6,061,788 for the nine months ended September 30, 2019 compared to $6,414,084 for the nine months ended September 30, 2018.

Refer to Note 1 – Revenue, disaggregated revenues by major product line table

During the nine months ended September 30, 2019, the Company delivered nine systems, signed a licensing agreement and an exclusive supplier installed our system in fourteen locations in Australia. During the same period in 2018, the Company delivered eight systems.

Cost of Sales

Cost of sales for the nine months ended September 30, 2019 decreased to $1,346,328 from $2,082,986 for the nine months ended September 30, 2018.  The following table summarizes our cost of sales for the nine months ended September 30, 2019 and 2018, respectively:

	Nine Months ended September 30,
	2019	2018	2019	2018
			(percent of revenues)
System sales	$802,848	$1,929,825	13.2%	30.1%
Maintenance fees	105,957	82,803	1.8%	1.3%
Service and other sales	437,523	70,358	7.2%	1.1%
Total cost of sales	$1,346,328	$2,082,986	22.2%	32.5%
Gross profit	$4,715,460	$4,331,098	77.8%	67.5%

The Company’s gross profit was 77.8% and 67.5% for the nine months ended September 30, 2019 and 2018, respectively. This increase is primarily due to the recognition of revenue from a licensing agreement in Japan that had minimal cost of sales and a more favorable mix of higher margin hardware sold with the systems and the system sales made in Australia during the nine months ended September 30, 2019.

Selling, General and Administrative Expenses

For the nine months ended September 30, 2019, selling, general and administrative expenses were $3,773,771 compared to $3,352,227 for the same period in 2018.   These expenses increased as a result of the Company’s increased marketing efforts included the commission and other costs to sell the licensing agreement in Japan.

Interest Income

For the nine months ended September 30, 2019, interest income was $39,064 compared to $52,087 for the same period in 2018.  This decrease is primarily related to fewer contracts that have financed payment plans in the current period.

Tax Provision

The income tax expense for the nine months ended September 30, 2019 was $175,000, which was calculated at a 17.9% effective rate, compared to an income tax expense of $330,600 for the same period in 2018, which was calculated at a 32.2% effective rate. The decrease in the effective rate is due to fluctuations in periodic net income, increased foreign derived intangible income deductions and changes in state apportionment rates.

Net Income

Income before taxes for the nine months ended September 30, 2019, was $980,753 compared to income before taxes of $1,025,709 for the same period in 2018. Net income for the nine months ended September 30, 2019 was $805,753 compared to net income of $695,109 for the same period in 2018. The basic and diluted income per share was $0.18 compared to income per share of $0.16 for the nine months ended September 30, 2019 and 2018, respectively.

Backlog

The Company’s backlog generally consists of incomplete system installations and expansion of offerings for currently installed and supported systems.

The Company had one project in its backlog at September 30, 2018. The Company had two projects in its backlog as of September 30, 2019.

Subsequent to September 30, 2019, the Company has not signed any new contracts with a customer.

The Company is currently serving gaming establishments in thirteen U.S. states, as well as countries in Central and South America, the Caribbean and Australia. The Company aims to pursue further opportunities and strategic partnerships.

Liquidity and Capital Resources

We expect that we will be able meet our operating, investing and financing needs for liquidity through cash on hand and anticipated positive cash flows from operations

Cash provided by operations for the nine month period ending September 30, 2019 was approximately $521,000, compared to cash used from operation of $556,000 for the period ending September 30, 2018. This increase was a result of a number of factors including an increase in net income; a decrease in the change in contract liabilities, a decrease in net receivable and an increase in both payroll and income taxes payables. These increases were offset by an increase in inventory, a decrease in accounts payable and accrued expenses and a decrease in deferred tax liability.

Investing activities used cash of $28,445 for the nine months ended September 30, 2019, which was due to primarily to capital expenditures compared to $20,615 in the same period of 2018.  Cash used in financing activities relating to the repurchasing of stock during the nine months ended September 30, 2019 was $51,500 compared to $112,240 used for stock repurchases in the same period of 2018.

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

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of September 30, 2019.

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

As of September 30, 2019, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective as of September 30, 2019. There were no changes in our internal controls over financial reporting during our most recently completed reporting period that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Company Repurchases of Registered Common Stock

The Company made the following repurchases of registered common stock during the period covered by this report:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Jul-19	5,000	$2.30	190,000
Aug-19	0	$-	190,000
Sept-19	20,000	$2.00	170,000

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

Dated: November 13, 2019	Table Trac, Inc.
(Registrant)

	By:	/s/ Chad Hoehne
Chad Hoehne
Chief Executive Officer
(principal executive officer)

By:	/s/ Randy Gilbert
Randy Gilbert
Chief Financial Officer
(principal financial and accounting officer)