Form 10-K
period 2019-12-31
TABLE TRAC INC
filed 2020-03-25
CIK 1090396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 28, 2019 was approximately $7.7 million based on the closing sales price of the registrant’s common stock on that date ($2.50 per share). As of March 24, 2020, the registrant had outstanding 4,506,788 shares of common stock, $.001 par value per share.

DOCUMENTS INCORPORATED IN PART BY REFERENCE

None.

Table Trac, Inc.

i

PART I

Item 1. Business.

GENERAL

Table Trac, Inc. (the “Company” or “Table Trac”) is a Nevada corporation, formed on June 27, 1995, with principal offices in Minnetonka, Minnesota. The Company’s corporate website address is www.TableTrac.com.

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

TABLE TRAC INSTALLATIONS

Table Trac currently has casino management systems, table games management systems and ancillary products installed with on-going support and maintenance contracts at 100 casino operators in over 160 casinos worldwide in the U.S., Australia, Caribbean, Central and South America.

AVAILABILITY OF TABLE TRAC

Table Trac systems are available for purchase from the Company by any legal gambling casino in the U.S. and legal casinos operating outside the USA. Table Trac’s systems are purchased, installed and sold with a monthly license and maintenance contract whereby Table Trac performs required maintenance on its systems to assure trouble-free operations.

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

EMPLOYEES

As of December 31, 2019, the Company had 24 full-time equivalents with an employee headcount of 24.

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

RECENT DEVELOPMENTS

The Company signed eight new customer contracts in 2019 and expanded the Company’s presence in Minnesota, Maryland, Oklahoma, Iowa, Nevada, Australia and Jamaica. At the end of 2019, the Company had casino management systems, table games management systems and ancillary products installed with on-going support and maintenance contracts with 100 casino operators in over 160 casinos worldwide.

At the Company’s annual shareholder meeting in October 2019, the Company’s shareholders re-elected Thomas Mertens and William Martinez as its independent board members; along with one of the Company’s current officers, Chad Hoehne, Table Trac’s, President, Chief Technical Officer and founder, and now its Chief Executive Officer. The board elected Mr. Hoehne as Chairman of the Board, while Mr. Mertens was elected to serve as chairman of the audit and compensation committees. Mr. Martinez was elected to serve as chairman of the compliance committee.

During 2019, the Company participated in several key industry trade shows and conferences, including the ICE Gaming Show, the Caribbean Gaming Show, the National Indian Gaming Association Trade Show and Conference, the Oklahoma Indian Gaming Association Trade Show and Conference, and Global Gaming Expo (G2E), the industry’s premier event. The Company also holds licenses in Colorado, Iowa, Maryland, Nevada and pending in California and Minnesota, which will allow the Company to pursue sales in these territories.

In February 2020, the Company obtained a $500,000 line of credit with a lender.

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

Significant litigation regarding intellectual property rights exist in our industry.

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

If fewer players visit our customers’ facilities, if such players have less disposable income to spend at our customers’ facilities or if our customers are unable to devote resources to purchasing and leasing our products are forced to close their respective facilities, there could be an adverse effect on our business. Such risks that affect our customers include, but are not limited to:

●	adverse economic and market conditions in gaming markets, including recession, economic slowdown, higher interest rates, higher airfares and higher energy and gasoline prices;

●	global geopolitical events such as terrorist attacks and other acts of war or hostility;

●	global health concerns, including COVID-19;

●	natural disasters such as major fires, floods, hurricanes and earthquakes; and

●	inability of our customers to operate due to regulatory disputes, or inability to meet their debt obligations.

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

The limited liquidity for our common stock could affect your ability to sell your shares at a satisfactory price.

Trading of our common stock is conducted on the over-the-counter markets—specifically on the OTCQX, the top-tier quotation marketplace administered by OTC Markets. Our common stock is relatively illiquid.  A more active public market for our common stock may not develop, which could adversely affect the trading price and liquidity of our common stock. Moreover, a thin trading market for our stock could cause the market price for our common stock to fluctuate significantly more than the stock market as a whole. This may result in lower prices for our common stock than might otherwise be obtained and could also result in a larger spread between the bid and asked prices for our common stock.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information: The Company’s common stock is quoted for trading on the OTCQX over-the-counter quotation service under the symbol “TBTC.” The OTCQX is a top-tier quotation marketplace administered by OTC Markets. Prior to July 22, 2019, the Company’s common stock had been quoted for trading on the OTCQB over-the-counter quotation service under the symbol “TBTC.” Any quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions.

Holders: As of March 24, 2020, the Company had outstanding 4,506,788 shares of common stock held by approximately 63 holders of record.

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

Dividends: No dividends were declared or paid in 2019 or 2018, and the Company does not expect to pay dividends in the near future.

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

Due to the recent outbreak of the coronavirus in the U.S. and globally, our customers may be impacted. The impact of the coronavirus on our future results could be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus, the success of actions taken to contain or treat the coronavirus, and reactions by consumers, companies, governmental entities and capital markets. It is possible we will have collection issues or customer concessions as a result.

BACKLOG

The Company’s backlog generally consists of incomplete system installations and expansion of offerings for currently installed and supported systems.

The Company had three projects in its backlog at December 31, 2018. The Company had one project in its backlog as of December 31, 2019.

Subsequent to December 31, 2019, the Company has one signed new contract with a customer.

The Company is currently serving gaming establishments in thirteen U.S. states, as well as countries in Central and South America, the Caribbean and Australia. The Company aims to pursue further opportunities and strategic partnerships.

LIQUIDITY AND CAPITAL RESOURCES

Management believes that the Company has adequate cash to meet its obligations and continue operations for both existing customer contracts and ongoing product development for at least the next 12 months from the date of this filing. In February 2020, the Company obtained a $500,000 line of credit with a lender. The Company’s primary sources of liquidity are cash, receivables and potentially other current assets. Management is not aware of any trends or any known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the registrant’s liquidity increasing or decreasing in any material way.

The Company’s cash position at December 31, 2019 was $1,263,762, a decrease of $27,035 from $1,290,797 at December 31, 2018. Net cash flows provided by operating activities during the year ended December 31, 2019 were approximately $55,000 compared to $139,000 for the same period in 2018. This decrease of $84,000 was primarily due to a number of factors including an increase in net income, an increase in the change in contract liabilities, a decrease in net receivables, an increase in inventory and an increase in income tax receivable.

Net cash used in investing activities was $28,445 during the year ended December 31, 2019, compared to $50,715 for the same period in 2018. This decrease of $22,270 was due primarily to less capital expenditures during 2019.

Net cash used in financing activities was $53,721 during the year ended December 31, 2019, compared to $120,019 for the same period in 2018. This decrease of $66,298 was caused primarily by the company repurchasing less of its stock during 2019 as part of the approved stock buyback program, see Note 5.

On December 31, 2019, total stockholders’ equity was $4,617,247 compared to $3,798,736 in 2018, an increase of $814,511 or 21%, which was primarily due to the 2019 net income.

RESULTS OF OPERATIONS, YEAR ENDED DECEMBER 31, 2019 COMPARED TO YEAR ENDED DECEMBER 31, 2018

The most significant events that affected the 2019 results of operations were the Company’s (1) installation of 29 casino management systems at seven operating entities; (2) expansion into the Nevada, Oklahoma, Iowa and Australian markets; (3) signing an exclusivity contract with the Japanese company, BroadBand Security Inc., in Tokyo, to rebrand, adapt and market their casino management system (CMS) to the developing Japanese gaming market. The contract deliverables were satisfied in 2019; $1.2 million of revenue was recognized.

During 2019, the Company delivered product with a value of approximately $4,460,000 on new contracts at the respective contract dates. Approximately $2,500,000 of the revenue for these system sales will be recognized in future periods, since a substantial amount is not due within 12 months. As a result, those contracts, along with the related maintenance, are expected to add approximately $97,000 each month to the existing recurring revenue.

See Note 1: Revenue, disaggregated revenues by major product line table

Total revenues decreased $313,326, a 4% decrease, due to more and larger installations being deferred rather than being recognized immediately in 2019 as compared to 2018. System sales decreased $1,694,187, a 34% decrease, due to deferred revenue recognition rather than immediate recognition on more systems that were installed in 2019 compared to 2018. Maintenance revenue increased $194,618, a 28.4% increase, due to our high customer retention rate along with new accounts added during 2019. Service and other revenue, which includes promotional kiosk software sales and licensing agreements increased $1,189,243, due to a licensing agreement in Japan.

During 2019, the Company delivered a total of twenty nine systems, domestically, in the Caribbean and Australia. Some of the revenue for the installations was deferred, and will be recognized in future periods. In addition the Company signed a licensing contract in Japan as described above. During 2018, the Company delivered twelve systems.

Cost of sales decreased to $1,715,054 in 2019 from $2,500,407 in 2018. The decrease of $785,353 was primarily due to a decrease in system sales requiring equipment purchased and a decrease in the total size of the systems sold from Table Trac. The following table summarizes our cost of sales:

	Years ended December 31,
	2019	2018	2019	2018
			(percent of revenues)
System	$1,043,583	$2,281,997	13.90%	29.19%
Maintenance	218,157	112,597	2.91%	1.44%
Service and other	453,314	105,813	6.04%	1.35%
Total cost of sales	$1,715,054	$2,500,407	22.9%	32.0%
Gross profit	$5,790,317	$5,318,290	77.1%	68.0%

The gross profit in 2019 was $5,790,317 or 77.1% of sales compared with $5,318,290 or 68% of sales in 2018. This is primarily due to the lower relative cost of goods sold for the licensing agreement revenue in Japan during 2019.

Customer deposits – short-term decreased to $253,709 in 2019 from $334,784 in 2018. The balance represents two down payments received for system installations on order at year-end which are expected to be installed during 2020 compared to three down payments in 2018. These balances will be recognized as revenue when the system installations are completed or as invoices become due.

Contract liabilities – long-term increased to $3,148,409 in 2019 from $1,690,660 in 2018. The balance represents systems which have been installed but revenue will be recognized and invoiced over multiple years. The increase of $1,457,749 in 2019 reflects the fact that the company had a large number of deferred sales in 2019.

Total operating expenses increased to $4,849,767 in 2019 from $4,611,097 in 2018. This 5.1% increase of $238,670 was primarily due to the increase in our marketing and sales efforts in 2019 compared to 2018.

The income tax expense was $177,000 in 2019, for an effective rate of 17.8%, compared to income tax expense of $253,000 for an effective rate of 32.9% in 2018. The decrease in effective rates is primarily due to increased foreign derived intangible income deductions, changes in state apportionment rates and the Research and Development tax credit.

The net income for 2019 was $815,998 compared to net income of $514,965 for 2018, which is an increase of $301,033.

The basic and diluted earnings per share in 2019 were $0.18, compared to basic and diluted earnings per share of $0.12 and $0.11 in 2018, respectively.

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

See also Note 1.

Deferred System Sales Costs

Incremental cost to obtain and fulfil a contract are deferred and amortized over the related system contract term. These costs are recognized on a straight-line basis over the term of the contract which is generally 18-48 months beginning when revenues are generated. These costs are the most significant component of other long-term assets on the balance sheet, and are $1,037,363 and $528,401 as of December 31, 2019 and December 31, 2018, respectively.

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

Inventory

Inventory, consisting of finished goods, is stated at the lower of cost or net realizable value. The average cost method (which approximates first in, first out method) is used to value inventory. Inventory is reviewed annually for the lower of cost or net realizable value and obsolescence. Any material cost found to be above market value or considered obsolete is written down accordingly. The Company had no obsolescence reserve at December 31, 2019 and 2018.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Table Trac, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Table Trac, Inc. (the Company) as of December 31, 2019 and 2018, and the related statements of operations, stockholders’ equity, and cash flows for each of the years then ended, and the related notes to the financial statements (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Minneapolis, Minnesota

March 24, 2020

TABLE TRAC, INC.

BALANCE SHEETS

	December 31, 2019	December 31, 2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,263,762	$1,290,797
Accounts receivable, net of allowance for doubtful accounts of $198,623 at December 31, 2019 and $165,840 at December 31, 2018	2,537,892	2,866,474
Inventory	1,263,589	762,165
Prepaid expenses and other current assets	379,982	291,837
Income tax receivable	167,673	0
TOTAL CURRENT ASSETS	5,612,898	5,211,273

LONG-TERM ASSETS
Property and equipment, net	74,149	86,656
Operating lease right-of-use assets	77,922	0
Contract and other long-term assets	1,037,364	528,401
Long-term accounts receivable – financed contracts	2,253,667	1,030,354
TOTAL LONG-TERM ASSETS	3,443,102	1,645,411
TOTAL ASSETS	$9,056,000	$6,856,684

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$367,730	$387,868
Payroll liabilities	44,500	34,388
Current portion of operating lease liabilities	53,538	0
Notes payable	0	2,221
Customer deposits	253,709	334,784
Income taxes payable	0	53,027
TOTAL CURRENT LIABILITIES	719,477	812,288

LONG-TERM LIABILITIES
Operating lease liabilities	27,867	0
Contract liabilities	3,148,410	1,690,660
Deferred tax liability	543,000	555,000
TOTAL LIABILITIES	4,438,754	3,057,948

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 25,000,000 shares authorized: 4,656,734 shares issued; and 4,506,788 and 4,528,669 shares outstanding at December 31, 2019 and 2018, respectively.	4,507	4,529
Additional paid-in capital	1,847,594	1,795,955
Retained earnings	3,010,776	2,194,778
	4,862,877	3,995,262
Treasury stock, 149,946 and 128,065 shares (at cost) at December 31, 2019 and 2018, respectively	(245,631)	(196,526)
TOTAL STOCKHOLDERS’ EQUITY	4,617,246	3,798,736

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,056,000	$6,856,684

The accompanying notes are an integral part of these financial statements.

TABLE TRAC, INC.

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2019	2018
Revenues	$7,505,371	$7,818,697
Cost of sales	1,715,054	2,500,407
Gross profit	5,790,317	5,318,290
Operating expenses:
Selling, general and administrative	4,853,767	4,611,097
Income from operations	936,550	707,193
Loss on currency exchange	0	(9,675)
Interest income	56,448	70,447
Income before taxes	992,998	767,965
Income tax expense	177,000	253,000
Net income	$815,998	$514,965
Net income per share - basic	$0.18	$0.12
Net income per share - diluted	$0.18	$0.11
Weighted-average shares outstanding - basic	4,491,135	4,473,591
Weighted-average shares outstanding - diluted	4,500,027	4,490,795

The accompanying notes are an integral part of these financial statements.

TABLE TRAC, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock Outstanding		Additional
	Number of	Par	Paid-in	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total
BALANCE, December 31 2017	4,511,965	$4,512	$1,809,511	$1,679,813	$(146,360)	$3,347,476
Stock compensation expense	0	0	34,438	0	0	34,438
Stock issued for service	0	0	14,097	0	0	14,097
2018 Shares repurchased into treasury	(48,500)	(48)	0	0	(112,192)	(112,240)
Common stock issued to non-employee and employees and board member from treasury	65,204	65	(62,091)	0	62,026	0
2018 Net income	0	0	0	514,965	0	514,965
BALANCE, December 31 2018	4,528,669	$4,529	$1,795,955	$2,194,778	$(196,526)	$3,798,736
Stock compensation expense	0	0	44,562	0	0	44,562
Stock issued for service	0	0	9,450	0	0	9,450
2019 Shares repurchased into treasury	(25,000)	(25)	0	0	(51,475)	(51,500)
Common stock issued to non-employee from treasury	3,119	3	(2,373)	0	2,370	0
2019 Net income	0	0	0	815,998	0	815,998
BALANCE, December 31 2019	4,506,788	$4,507	$1,847,594	$3,010,776	$(245,631)	$4,617,246

The accompanying notes are an integral part of these financial statements.

TABLE TRAC, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2019	2018
OPERATING ACTIVITIES
Net income	$815,998	$514,965
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,952	45,845
Gain on sale of asset	(25,713)	0
Deferred income taxes	(12,000)	39,000
Bad debt expense	115,000	125,405
Stock issued for services	9,450	14,097
Stock compensation expense	44,562	34,438
Changes in operating assets and liabilities:
Accounts receivable	(1,021,403)	546,167
Inventory	(501,424)	(295,958)
Prepaid expenses and other assets	(554,944)	611,239
Accounts payable and accrued expenses	(74,304)	(184,617)
Payroll liabilities	10,112	4,303
Contract liabilities and customer deposits	1,422,545	(1,306,496)
Income taxes receivable(payable)	(220,700)	(9,600)
Net cash provided by operating activities	55,131	138,788
INVESTING ACTIVITIES
Proceeds from sale of Colombian receivables	7,000	0
Capital expenditures	(35,445)	(50,715)
Net cash used in investing activities	(28,445)	(50,715)
FINANCING ACTIVITIES
Payments on notes payable	(2,221)	(7,779)
Repurchase of common stock	(51,500)	(112,240)
Net cash used in financing activities	(53,721)	(120,019)

NET DECREASE IN CASH	(27,035)	(31,946)

CASH
Beginning of period	1,290,797	1,322,743
End of period	$1,263,762	$1,290,797

Non-cash investing and financing activities:
Treasury stock cost related to compensation	$2,370	$62,026
Note from sale of Colombian receivables	$800	$0
Capital expenditure financed with a note payable	$0	$10,000

Supplemental cash flow information:
Operating cash outflow for operating leases	$65,166	$0

The accompanying notes are an integral part of these financial statements.

TABLE TRAC INC.

Notes to Financial Statements

December 31, 2019 and 2018

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company’s use of estimates and assumptions include: for revenue recognition, determining the nature and timing of satisfaction of performance obligations, and determining the standalone selling price (“SSP”) of performance obligations, variable consideration, and other obligations, realizability of accounts receivable, the valuation of deferred tax assets and liabilities, deferred revenue and costs, and inventory valuation. Actual results could differ from those estimates and the difference could be significant.

Concentrations of Risk

Cash Deposits in Excess of Federally Insured Limits

The Company maintains its cash balances at three financial institutions. Accounts are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At times throughout the year, the Company’s cash balances may exceed amounts insured by the FDIC. The Company doesn’t believe it is exposed to any significant credit risk on its cash balances.

Major Customers

For the year ended December 31, 2019, two customers comprised approximately 32% of revenue compared to two customers who accounted for approximately 38% for the year ended December 31, 2018. At December 31, 2019, two customers comprised approximately 50% of accounts receivable compared to three customers accounting for approximately 46% at December 31, 2018. The following table summarizes major customer’s information for the years ended December 31, 2019 and 2018:

	For the Years ended December 31
	2019		2018
	% Revenues	% AR	% Revenues	% AR
Major	32.0%	50.2%	37.7%	45.6%
All Others	68.0%	49.8%	62.3%	54.4%
Total	100.0%	100.0%	100.0%	100.0%

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

The following table summarizes disaggregated revenues by major product line for the years ended December 31, 2019 and 2018, respectively:

	Years ended December 31,
	2019	2018	2019	2018
			(percent of revenues)
System revenue	$3,259,684	$4,953,871	43.4%	63.4%
Maintenance revenue	2,829,740	2,635,122	37.7%	33.7%
Service and other revenue	1,415,947	229,704	18.9%	2.9%
Total revenues	$7,505,371	$7,818,697	100.0%	100.0%

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

Geographic Concentrations

The Company sells its technologies and services to casinos in the United States, Australia, Japan, the Caribbean and countries in both Central and South America. For 2019 and 2018, 73% and 92% of the Company’s revenues were from the United States, 16% and 0% from Japan, 5% and 0% from Australia, 1% and 4% from the Caribbean, 4% and 2% from Central America, and 1% and 2% from South America, respectively.

As of December 31, 2019 and 2018, 94% and 89% of the Company’s accounts receivable were from the United States, 1% and 0% from Australia, 1% and 5% from the Caribbean, 3% and 4% from Central America, and 1% and 2% from South America, respectively.

Deferred System Sales Costs

Incremental cost to obtain and fulfil a contract are deferred and amortized over the related system contract term. These costs are recognized on a straight-line basis over the term of the contract which is generally 18-48 months beginning when revenues are generated. These costs are the most significant component included in other long-term assets on the balance sheet, and are $1,037,364 and $528,401 as of December 31, 2019 and 2018, respectively.

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

Inventory

Inventory, consisting of finished goods, is stated at the lower of cost or net realizable value. The average cost method (which approximates the first in, first out method) is used to value inventory. Inventory is reviewed annually for the lower of cost or net realizable value and obsolescence. Any material cost found to be above market value or considered obsolete is written down accordingly. The total inventory value was $1,263,589 and $762,165 as of December 31, 2019 and 2018, respectively, which included work-in-process of $7,442 and $50,824 as of December 31, 2019 and 2018, respectively, and the remaining amount is comprised of finished goods. The Company had no obsolescence reserve at December 31, 2019 and 2018. At December 31, 2019 the Company recorded a prepayment for inventory yet to be received of approximately $102,000 as a component of prepaid expenses and other current assets.

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

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Based on its evaluation, the Company believes that it has no significant unrecognized tax positions. The Company’s evaluation was performed for the tax years ended December 31, 2016 through 2019, which are the tax years that remain subject to examination by major tax jurisdictions as of December 31, 2019. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to its financial results. In accordance with current guidance, the Company classifies interest and penalties as income tax expense is incurred.

Research and Development

Expenditures for research and product development costs are expensed as incurred. Research and development expenses were $272,156 and $118,765 for the years ended December 31, 2019 and 2018, respectively, and is included in selling, general and administrative expenses on the statements of operations.

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

Basic and Diluted Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average shares outstanding during the reporting period. Diluted earnings per share is computed similar to basic earnings per share except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options and restricted stock shares subject to vesting. The number of additional shares is calculated by assuming that outstanding stock options were exercised and that the proceeds from the exercise were used to acquire shares of common stock at the average market price during the reporting period. Restrictive stock shares are included in dilutive shares as of the beginning of the period in which the vesting conditions are satisfied. (See Note 7).

Recently Adopted Accounting Pronouncements

Effective January 1, 2019, we adopted the FASB Accounting Standards Update (‘ASU’) 2016-02, Leases, which requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The original guidance required application on a modified retrospective basis with the earliest period presented. In August 2018, the FASB issued ASU 2018-11, Targeted Improvements to ASC 842, which included an option to not restate comparative periods in transition and elect to use the effective date of ASC 842, Leases, as the date of initial application of transition, which we elected. As a result of the adoption of ASC 842 on January 1, 2019, we recorded both operating lease right-of-use (‘ROU’) assets and lease liabilities of approximately $136,000. The adoption of ASC 842 had an immaterial impact on our Condensed Statement of Operations and Condensed Statement of Cash Flows for the year ended December 31, 2019. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard which allowed us to carry forward the historical lease classification.

NOTE 2. ACCOUNTS RECEIVABLE

	December 31, 2019	December 31, 2018
Accounts receivable under normal 30 day terms	$1,649,695	$2,165,820
Financed contracts:
Current portion of long-term	1,086,820	866,494
Long-term, net of current portion	2,253,667	1,030,354
Total accounts receivable	4,990,182	4,062,668
Less allowance for doubtful accounts	(198,623)	(165,840)
Accounts receivable, net	$4,791,559	$3,896,828
Presented on the balance sheet as:
Accounts receivable, net	$2,537,892	$2,866,474
Long-term accounts receivable - financed contracts	2,253,667	1,030,354

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

Included in accounts receivable - Financed contracts at December 31, 2019 and 2018 is $3,340,487 and $1,896,848, respectively, with an offset to contract liabilities on the balance sheet of $3,148,410 and $1,690,660 at December 31, 2019 and 2018, respectively.

A roll-forward of the Company’s allowance for doubtful accounts for the years ended is as follows:

	December 31, 2019	December 31, 2018
Accounts receivable allowance, beginning of year	$165,840	$181,473
Provision adjustment	115,000	125,405
Write-off	(82,217)	(141,038)
Accounts receivable allowance, end of year	$198,623	$165,840

The allowance for doubtful accounts as of December 31, 2019 is $42,623 for the trade receivables and $156,000 for financed contracts. The allowance for doubtful accounts as of December 31, 2018 is $104,040 for the trade receivables and $61,800 for financed contracts.

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at:

	December 31, 2019	December 31, 2018
Office equipment	$49,294	$49,294
Vehicles	211,465	176,021
Total	260,759	225,315
Less: accumulated depreciation	(186,610)	(138,659)
Property and equipment, net	$74,149	$86,656

Depreciation expense totaled $47,952 and $45,845 for the years ended December 31, 2019 and 2018, respectively.

NOTE 4. OPERATING LEASES

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

The cost components of our operating leases were $65,166 and $52,583 for the year ended December 31, 2019 and 2018, respectively.

Maturities of our lease liabilities for all operating leases are as follows as of December 31, 2019:

Leased Facilities
2020	$57,436
2021	28,632
Total Lease Payments	86,068
Less: Interest	(4,663)
Present value of lease liabilities	$81,405

The weighted average remaining lease terms equals 1.47 years as of December 31, 2019.

NOTE 5. STOCKHOLDERS’ EQUITY

Common Stock

As of December 31, 2019, and 2018, the Company holds 149,946 and 128,065 common stock shares in treasury at a total cost of $245,631 and $196,526 respectively for future employee and professional service provider’s issuances under the bonus program which was part of both 2018 and 2014 repurchase of shares.

Stock Repurchase Program

On January 7, 2018, the Company’s Board of Directors approved the repurchase of its outstanding shares, using management’s discretion, of its common stock from private unsolicited sellers’ in the open market. On May 10, 2018, the Company’s Board of Directors approved the repurchase of its outstanding common shares in an aggregate amount of up to 200,000 shares not to exceed $600,000, in both private unsolicited and open market transactions, until December 31, 2019. Company insiders are prohibited from participating in the stock repurchase program.

The Company repurchased 25,000 shares totaling approximately $51,500 at an average price of $2.06 per share for its treasury during 2019.

Stock Compensation

On January 8, 2018, the Board of Directors of Table Trac Inc. appointed Randy Gilbert as the Company’s Chief Financial Officer and awarded him 50,000 Restricted Stock shares. These shares are subject to a four year vesting schedule as follows: 20,000 shares in year one; 10,000 shares in each subsequent year. Grant date fair value of $117,500 will be recognized over the vesting period as stock compensation expense as a component of selling, general and administration expense.

Additionally, on December 12, 2018, the Board of Directors of Table Trac Inc. approved a resolution which awarded 9,000 Restricted Stock shares to employees and the new Board of Directors. These shares are subject to a one year vesting period.

The Company awarded approximately 3,000 and 6,000 shares approximating $9,500 and $14,000 to a non-employee in exchanges for services during 2019 and 2018, respectively.

The unvested stock compensation expense is expected to be recognized over a weighted average period of approximately two years. As of December 31, 2019, the remaining unrecognized stock compensation expense approximated $58,800.

The Company has no stock options outstanding as of December 31, 2019 and 2018.

The Company has 30,000 shares of restricted stock outstanding as of December 31, 2019, 10,000 of which vested on January 8, 2020. There were 59,000 shares of restricted stock outstanding at December 31, 2018.

NOTE 6. INCOME TAXES

The income tax provision (benefit) consists of the following for the years ended December 31:

	2019	2018
Current tax expense	$189,000	$214,000
Deferred tax (benefit)	(12,000)	39,000
Total income tax expense	$177,000	$253,000

The reconciliation between expected federal income tax rates and the Company’s effective federal tax rates is as follows:

	2019		2018
	Amount	Percent	Amount	Percent
Expected federal tax	$208,500	21.0%	$161,300	21.0%
Permanent differences	(1,700)	(0.2%)	9,100	1.2%
State income tax, net of federal tax benefit	22,200	2.2%	30,900	4.0%
Foreign tax credit	0	0.0%	(3,100)	(0.4%)
Research and Development tax credit	(29,000)	(2.9%)	0	0.0%
Other	(23,000)	(2.3%)	54,800	7.1%
Total	$177,000	17.8%	$253,000	32.9%

The following table summarizes the Company’s deferred tax assets and liabilities at December 31:

	2019	2018
Current deferred tax asset (liabilities):
Accounts payable and accrued expenses	$73,000	$82,000
Accounts receivable	(1,156,000)	(1,026,000)
Allowance for doubtful accounts	43,000	46,000
Prepaid expenses	(88,000)	(75,000)
Deferred revenue	551,000	376,000
Net current deferred tax liability	(577,000)	(597,000)
Long-term deferred tax asset (liabilities):
NOL - federal	-	-
NOL - State	7,000	4,000
Foreign tax credit	40,000	38,000
Book - Tax depreciation	(13,000)	0
Net long-term deferred tax asset	34,000	42,000
Net deferred tax liability	$(543,000)	$(555,000)

The company has various state net operating loss carryforwards of approximately $91,000 which expire between 2026 and 2035 if not used.  An allowance for net operating loss carryforward is recorded when the Company believes the amount may not be collected or fully utilized.  Management believes the state net operating loss carryforward is fully collectible or will be fully utilized.

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

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share:

	For the Years Ended December 31,
	2019	2018
Basic and diluted earnings per share calculation:
Net income to common stockholders	$815,998	$514,965
Weighted average number of common shares outstanding - basic	4,491,135	4,473,591
Basic net income per share	$0.18	$0.12
Weighted average number of common shares outstanding - diluted	4,500,027	4,490,795
Diluted net income per share	$0.18	$0.11

For the year ended December 31, 2019 there were common stock equivalents that had a dilutive effect of approximately 8,900 shares.

NOTE 8. COMMITMENT AND CONTINGENCIES

The Company has lease commitments for its Minnesota and Oklahoma offices with future minimum lease payments of approximately $86,000 through July 2021 (see Note 4).

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

As of December 31, 2019, the Company’s management carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, it was concluded the disclosure controls and procedures were effective as of December 31, 2019.

(b) REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(e) and 15d-15(f) of the Exchange Act. The Company has designed internal controls to provide reasonable, but not absolute, assurance that financial statements are prepared in accordance with U.S. GAAP. The Company assesses the effectiveness of internal controls based on the criteria set forth in the 2013 Internal Control - Integrated Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that the Company’s internal controls over financial reporting was effective as of December 31, 2019.

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

(c) CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the fourth quarter of our 2019 fiscal year, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

MANAGEMENT

The executive officers and directors of the Company, with a brief description, are as follows:

Chad B. Hoehne	57	Chief Executive Officer, President, Chief Technology Officer, Director, Chairman of the Board

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

Mr. Hoehne has been on the board since the Company’s founding.

Randy W. Gilbert	55	Chief Financial Officer

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

Robert R. Siqveland	75	Corporate Secretary

Mr. Siqveland is employed by Table Trac, Inc. as Director of Professional Services. Mr. Siqveland has served as Corporate Secretary since 1999. Prior to joining Table Trac, Mr. Siqveland was an investment advisor with Summit Investment and venture capitalist with Property Growth Company for 25 years, providing “seed capital” and management to over 30 companies.

Mr. Siqveland was a director at Table Trac from 1999 through 2011.

William Martinez	57	Director, Chair of the Compliance Committee

Mr. Martinez has been private contractor for the Department of Justice for the past three years, serving as an expert in homicide investigations and Use of Force. From 2012 to 2016, Mr. Martinez was the Assistant Chief of Police-Chief of Detectives/Major Crimes, for the city of St. Paul. Prior to that, he was the Senior Commander of St. Paul’s Homicide and Robbery Unit. Bill has also been committed to numerous Community Building Initiatives over the years. In addition to his extensive experience in multiple facets of law enforcement, Bill is a skilled leader with strong communication and teaching skills and will be highly effective in developing the Company’s organizational and ongoing development vision

Mr. Martinez was elected a director at Table Trac in October 2018.

Thomas J. Mertens	55	Director, Chair of the Audit and Compensation Committee

Mr. Mertens is a graduate of St. John’s University with a degree in accounting. He became a Certified Public Accountant in 1990 and a Master Graduate of Rapport Leadership International in 2002. For the past seven years, Tom has been the Chief Financial Officer for the Archdiocese of St. Paul and Minneapolis where he developed, implemented and provided oversight of processes, procedures and best practices. Tom was the CFO and Controller for Macquarie Air-Serv Holding Inc. for eight years where he provided expertise and leadership in growing the company’s revenues from $60M to $130M mainly through acquisitions. Tom began his career as an auditor for KPMG Peat Marwick in Minneapolis. Tom is a proven leader and will bring that skill and decades of experience to the Company’s Board of Directors.

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

DELINQUENT SECTION 16(A) REPORTS

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers, directors and persons considered to be beneficial owners of more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission and NASDAQ. Officers, directors and greater-than-ten-percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company by its officers and directors, or the Company’s actual knowledge of transactions involving such officers and directors, the Company believes that all such filings were filed on a timely basis for fiscal year 2019, other than other than late Form 3 and Form 4 filed by William Martinez on January 4, 2019 and a late Form 3 and Form 4 filed by Thomas Mertens on January 4, 2019.

Item 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth the cash and non-cash compensation awarded to or earned by: (i) each individual who served as the principal executive officer and principal financial officer of Table Trac during the year ended December 31, 2019; and (ii) each other individual that served as an executive officer of Table Trac at the conclusion of the year ended December 31, 2019 and who received more than $100,000 in the form of salary and bonus during such fiscal year. For purposes of this report, these individuals are collectively the “named executives” of the Company.

Name, Principal Position		Salary and Bonus	Stock Awards		Stock Option Awards	Total
Chad Hoehne,	2019	$353,586	$0		$0	$353,586
President, CTO and CEO(1)	2018	337,222	$0		$0	$337,222
Robert Siqveland, Secretary	2019	150,093	0		0	150,093
	2018	134,478	0		0	134,478
Randy Gilbert, CFO(2)	2019	197,083	0		0	197,083
	2018	191,500	117,500	(2)	0	309,000

(1)	Chad Hoehne was appointed as the Company’s Chief Executive Officer on November 20, 2017. From November 20, 2017 until January 8, 2018, he also served as the interim Chief Financial Officer of the Company.
(2)	Randy Gilbert was hired as the Company’ CFO on January 8, 2018. See below regarding stock award vesting terms.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The Company had no options outstanding at December 31, 2019 for any named executives. As of December 31, 2019 Randy Gilbert, the Company’s Chief Financial Officer, has 30,000 Restricted Stock shares with a market value of $98,400. These shares are subject to vest on January 8th over three years as follows: 10,000 shares in years 2020, 2021 and 2022.

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

COMPENSATION OF DIRECTORS

Name		Compensation	Stock Awards	Stock Option Awards	Total
Chad Hoehne	2019	$0	$0	$0	$0
William Martinez(1)	2019	20,000	0	0	20,000
Thomas Mertens(2)	2019	22,000	0	0	22,000

(1)	Mr. Martinez joined the Board of Directors on October 29, 2018.

(2)	Mr. Mertens joined the Board of Directors on October 29, 2018.

Company directors are compensated on an annual award approved by the board and reimbursed for their actual expenses incurred in connection with attending board meetings or discharging their duties as directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of the close of business on March 24, 2020, we had outstanding one class of voting securities—common stock—of which there were 4,506,788 shares issued and outstanding. Each share of common stock is currently entitled to one vote on all matters put to a vote of our shareholders. The following table sets forth the number of common shares, and percentage of outstanding common shares, beneficially owned as of March 24, 2020, by:

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

	Common Shares	Percentage of
	Beneficially	Common
Name and Address	Owned(1)	Shares(1)
Chad Hoehne(2)	1,171,600	26.00%
Randy Gilbert(3)	35,225	*
Robert Siqveland(4)	206,500	4.58%
William Martinez(5)	2,000	*
Thomas Mertens(6)	2,000	*
All directors and officers as a group(7)	1,417,325	31.45%
Zeff Capital, LP(8)
1601 Broadway, 12th floor New York, NY 10019	446,863	9.92%

*	denotes less than one percent.

(1)	Beneficial ownership is determined in accordance with the rules of the SEC, and includes general voting power and/or investment power with respect to securities. Under the applicable SEC rules, each person’s beneficial ownership is calculated by dividing the total number of shares with respect to which they possess beneficial ownership by the total number of outstanding shares of the Company. In any case where an individual has beneficial ownership over securities that are not outstanding, but are issuable upon the exercise of options or warrants or similar rights within the next 60 days, that same number of shares is added to the denominator in the calculation described above. Because the calculation of each person’s beneficial ownership set forth in the “Percentage of Common Shares” column of the table may include shares that are not presently outstanding, the sum total of the percentages set forth in such column may exceed 100%.

(2)	Mr. Hoehne is the President, CEO and a director of the Company.

(3)	Mr. Gilbert is the Chief Financial Officer of the Company.

(4)	Mr. Siqveland is the Company’s secretary.

(5)	Mr. Martinez is a director of the Company.

(6)	Mr. Mertens is a director of the Company.

(7)	Consists of five persons: Messrs. Hoehne, Gilbert, Siqveland, Martinez and Mertens.

(8)	Share figures reflected in the table are based on a December 31, 2019 Schedule 13G filing by Zeff Capital, LP, which is the Company’s most recent and best available information relating to Zeff Capital’s ownership of Company common stock. Based on the referenced communication, voting and dispositive power with respect to these shares is exercised by Zeff Capital, LP.

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm, during 2019 and 2018, Boulay PLLP, billed for the following services:

	2019	2018
Audit fees, including quarterly review of Form 10-Q	$90,000	$105,590
Tax fees	11,620	11,078
Audit-related fees (1)	24,205	17,010
All other fees	0	0
	$125,825	$133,678

The audit fees consisted of fees for the annual audit of the Company’s financial statements and the reviews of financial statements in quarterly reports on Form 10-Q.

(1)	Audit-related fees were billed for other financial, tax and operational related consulting.

Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and permissible non-audit services. All services provided by the independent auditors during 2019 and 2018 have been approved by the Audit Committee or Board of Directors.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

FINANCIAL STATEMENTS

Included herein at Part II, Item 8, are the Financial Statements and the Report of the Independent Registered Public Accounting Firm.

EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation, filed with the Nevada Secretary of State on June 2, 1995 (incorporated by reference to Exhibit 3 to the registrant’s registration statement on Form 10SB-12G filed on December 6, 1999).
3.2	Amendment to Articles of Incorporation, filed with the Nevada Secretary of State on January 26, 2013 (incorporated by reference to Exhibit 3.2 to the registrant’s annual report on Form 10-K filed on March 31, 2011).
3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to the registrant’s annual report on Form 10-K filed on March 31, 2011).
3.4	Amendment No. 1 to Bylaws dated March 9, 2016 (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed on March 15, 2016).
4.1	Description of Table Trac, Inc. Common Stock
10.1	Offer Letter by and between Table Trac Inc. and Randy W. Gilbert (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on January 12, 2018).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 24, 2020

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