Form 10-Q
period 2020-03-31
TABLE TRAC INC
filed 2020-05-12
CIK 1090396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

or

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

As of May 12, 2020, the registrant had outstanding 4,506,788 shares of common stock, $.001 par value per share.

Table Trac, Inc.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TABLE TRAC, INC.

TABLE TRAC, INC.

CONDENSED BALANCE SHEETS

	(Unaudited) March 31, 2020	December 31, 2019
ASSETS
CURRENT ASSETS
Cash	$1,204,805	$1,263,762
Accounts receivable, net of allowance for doubtful accounts of $198,623 at March 31, 2020 and December 31, 2019	2,125,919	2,537,892
Inventory	1,899,927	1,263,589
Prepaid expenses and other current assets	264,371	379,982
Income tax receivable	30,673	167,673
TOTAL CURRENT ASSETS	5,525,695	5,612,898

LONG-TERM ASSETS
Property and equipment, net	60,193	74,149
Operating lease right-of-use assets	63,510	77,922
Contract and other long-term assets	862,624	1,037,364
Long-term accounts receivable – financed contracts	1,756,931	2,253,667
TOTAL LONG-TERM ASSETS	2,743,258	3,443,102
TOTAL ASSETS	$8,268,953	$9,056,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$148,876	$367,730
Payroll liabilities	70,986	44,500
Current portion of operating lease liabilities	51,392	53,538
Customer deposits	291,284	253,709
TOTAL CURRENT LIABILITIES	562,538	719,477

LONG-TERM LIABILITIES
Operating lease liabilities	16,041	27,867
Contract liabilities	2,628,972	3,148,410
Deferred tax liability	438,000	543,000
TOTAL LIABILITIES	3,645,551	4,438,754
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 25,000,000 shares authorized: 4,656,734 shares issued; and 4,506,788 shares outstanding at March 31, 2020 and December 31, 2019.	4,507	4,507
Additional paid-in capital	1,854,938	1,847,594
Retained earnings	3,009,588	3,010,776
	4,869,033	4,862,877
Treasury stock, 149,946 shares (at cost) at March 31, 2020 and December 31, 2019.	(245,631)	(245,631)
TOTAL STOCKHOLDERS’ EQUITY	4,623,402	4,617,246
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,268,953	$9,056,000

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended March 31,
	2020	2019
Revenues	$1,307,376	$1,368,630
Cost of sales	401,888	331,965
Gross profit	905,488	1,036,665
Operating expenses:
Selling, general and administrative	932,790	1,061,508
Loss from operations	(27,302)	(24,843)
Interest income	58,114	16,798
Income (loss) before taxes	30,812	(8,045)
Income tax expense(benefit)	32,000	(16,000)
Net income (loss)	$(1,188)	$7,955
Net income (loss) per share - basic	$(0.00)	$0.00
Net income (loss) per share - diluted	$(0.00)	$0.00
Weighted-average shares outstanding - basic	4,486,788	4,496,494
Weighted-average shares outstanding - diluted	4,486,788	4,504,503

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

CONDENDSED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
BALANCE, December 31, 2018	$4,529	$1,795,955	$2,194,778	$(196,526)	$3,798,736
Stock compensation expense	0	12,406	0	0	12,406
Q1 2019 net income	0	0	7,955	0	7,955
BALANCE, March 31, 2019	$4,529	$1,808,362	$2,202,733	$(196,526)	$3,819,098

BALANCE, December 31, 2019	$4,507	$1,847,594	$3,010,776	$(245,631)	$4,617,246
Stock compensation expense	0	7,344	0	0	7,344
Q1 2020 net loss	0	0	(1,188)	0	(1,188)
BALANCE, March 31, 2020	$4,507	$1,854,938	$3,009,588	$(245,631)	$4,623,402

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended March 31,
	2020	2019
OPERATING ACTIVITIES
Net income (loss)	$(1,188)	$7,955
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	13,956	11,004
Gain on sale of asset	0	(25,713)
Deferred income taxes	(105,000)	(41,000)
Stock compensation expense	7,344	12,407
Changes in operating assets and liabilities:
Accounts receivable	908,709	15,861
Inventory	(636,338)	(277,894)
Prepaid expenses and other assets	304,763	(274,960)
Accounts payable and accrued expenses	(232,826)	(156,974)
Payroll liabilities	26,486	107,516
Contract liabilities and customer deposits	(481,863)	15,572
Income taxes payable (receivable)	137,000	25,000
Net cash used in operating activities	(58,957)	(581,226)
FINANCING ACTIVITIES
Payments on notes payable	0	(2,221)
Net cash used in financing activities	0	(2,221)

NET INCREASE (DECREASE) IN CASH	(58,957)	(583,447)

CASH
Beginning of period	1,263,762	1,290,797
End of period	$1,204,805	$707,350

Non-cash investing and financing activities:
Note from sale of Colombian receivables	$800	$7,800

Supplemental cash flow information:
Operating cash outflow for operating lease	$15,293	$15,519

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Nature of Business and Summary of Significant Accounting Policies –

Basis of Presentation

The accompanying unaudited condensed financial statements of Table Trac, Inc. (the “Company,” or “Table Trac”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of March 31, 2020 and the statements of operations, cash flows and stockholders’ equity for the three months ended March 31, 2020 and 2019 are unaudited but include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

Certain prior year amounts have been reclassified for consistency with the current year presentation. An adjustment has been made to the Consolidated Statements of Operations for fiscal quarter ended March 31, 2019, to identify the reclassification of maintenance related wages from Selling, General and Administrative to Cost of Sales. These reclassifications had no effect on the reported results of operations.

The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Table Trac Annual Report on Form 10-K for the year ended December 31, 2019.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company’s use of estimates and assumptions include: for revenue recognition, determining the nature and timing of satisfaction of performance obligations, and determining the standalone selling price (“SSP”) of performance obligations, variable consideration, and other obligations, realizability of accounts receivable, the valuation of deferred tax assets and liabilities, deferred revenue and costs, and inventory valuation. Actual results could differ from those estimates, and the difference could be significant.

The Company’s significant accounting policies are described in Note 1 of the financial statement included in its Annual Report on Form 10-K for the year ended December 31, 2019.

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

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is a unit of account in ASC 606. A majority of the Company’s systems sales have multiple performance obligations including an obligation to deliver a casino management system and another to provide maintenance services. For system sales with multiple performance obligations, the Company allocates revenue to each performance obligation based on its SSP. The Company generally determines the SSP based on the price charged to customers. The Company does offer customers extended payment terms representing a significant financing component.  The Company must evaluate if any extended payment terms in the contract is an indicator of the transaction price not being probable. The Company only includes the amount for which it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty is resolved.  The Company occasionally enters into a contract that includes multiple sites; management has determined that each site installation is a separate performance obligation. In these instances, the Company recognizes revenue upon completion of each performance obligation. In addition, the Company has a contract with a reseller who purchases and resells the Company’s products; monthly the reseller notifies the Company of their successful installations, and submits an invoice to the Company for those installations. Provided all other revenue recognition steps have been satisfied, the Company recognizes the revenue if payment of a significant portion of the contract consideration is due within 12 months of the delivery of the product.  System contracts that do not meet this criteria are deferred and recognized when the uncertainty is resolved, which is consistent with when contractual payments become due. The Company also analyzes its standard business practice of using long-term contracts and the history of collecting on extended payment term contracts which include a financing component which is usually a market interest rate. The associated interest income is reflected accordingly on the statement of operations without making concessions for determining if revenue should be recognized.

Maintenance Revenue

Maintenance revenue is recognized ratably over the contract period. The stand-alone selling price for maintenance is based upon the renewal rate for contracted services.

Service Revenue and Other Revenue

Service revenue is recognized after the services are performed and collection of the resulting receivable is reasonably assured. The SSP for service revenue is established based upon actual selling prices for the services or prior similar arrangements.

The Company offers qualified customers a licensing agreement. Licensing revenue is recognized after the intellectual property (CMS system), the performance obligation, is delivered and in its operational and functional state. The SSP for licensing revenue is established based upon actual selling prices for the license. The Company may offer customers a rental contract.  Revenues are billed monthly on a per-game per-day basis. There is an option to purchase the system after the rental contract expires at a pre-determined residual value.

The following table summarizes disaggregated revenues by major product line for the three months ended March 31, 2020 and 2019, respectively:

	Three Months Ended March 31,
	2020	2019	2020	2019
			(percent of revenues)
System revenue	$564,132	$658,595	43.1%	48.1%
Maintenance revenue	710,827	672,569	54.4%	49.1%
Service and other revenue	32,417	37,466	2.5%	2.8%
Total revenues	$1,307,376	$1,368,630	100.0%	100.0%

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

We evaluated the contractual payment terms of all system sales generated during the year to determine the proper recognition or deferral of revenue. We believe the twelve-month subsequent collection threshold of 67% or greater is the most appropriate for the Company to constrain revenue.

We evaluate the interest rates in customer contracts with extended payment terms, representing a significant financing component. These rates range from approximately 1% to 6% and we believe those to be appropriate market interest rates for the financing component.

Deferred System Sales Costs

Incremental costs to obtain and fulfill a contract are deferred and amortized over the related system contract term. These costs are recognized on a straight-line basis over the term of the contract which is generally 18-48 months beginning when revenues are generated. These costs are the most significant component of contract and other long-term assets on the balance sheet, and are $862,624 and $1,037,364 as of March 31, 2020 and December 31, 2019, respectively.

Accounts Receivable / Allowance for Doubtful Accounts

Accounts receivable are initially recorded at the invoiced amount and carried on the balance sheet at net realizable value, which includes foreign currency translation as of each balance sheet date. Accounts receivable include unsecured regular customer receivables and unsecured amounts from financed contracts coming due within twelve months. Amounts from financed contracts due beyond twelve months are recorded as “Long-term accounts receivable – financed contracts.”  Interest is recorded upon receipt to other income on the statements of operations. An allowance for doubtful accounts is recorded when the Company believes the amounts may not be collected. Management believes that receivables, net of the allowance for doubtful accounts, are fully collectible. Accounts receivable are written off when management determines collection is no longer likely. While the ultimate result may differ, management believes future write-offs not included in the allowance will not have a material impact on the Company’s financial position.

Major Customers

For the three-month period ended March 31, 2020, one customer comprised approximately 26% of revenue compared to two customer who accounted for approximately 28% for the three months ending March 31, 2019. At March 31, 2020, three customers comprised approximately 61% of accounts receivable compared to three customers accounting for approximately 41% at March 31, 2019. The following table summarizes major customer’s information for the three months ended March 31, 2020 and 2019:

	For the Three months ended March 31
	2020		2019
	% Revenues	% AR	% Revenues	% AR
Major	25.9%	61.3%	27.6%	40.9%
All Others	74.1%	38.7%	72.4%	59.1%
Total	100.0%	100.0%	100.0%	100.0%

For the three-month periods ending March 31, 2020 and 2019, sales to customers in the United States represent 91.8% and 79.1% of total revenues, respectively. For the three-month periods ending March 31, 2020 and 2019, sales to a customer in Australia represent 1.2% and 12.3% of total revenues, respectively.

A major customer is defined as any customer that represents at least 10% of revenue for a given period or outstanding account receivable at the end of a period.

Inventory

Inventory, consisting of finished goods, is stated at the lower of cost or net realizable value. The average cost method, which approximates the first in, first out method, is used to value inventory. Inventory is reviewed annually for the lower of cost or net realizable value and obsolescence. Any material cost found to be above net realizable value or considered obsolete is written down accordingly. The inventory value as of March 31, 2020 was $1,899,927, which included work-in-process of $680. The inventory value was $1,263,589 as of December 31, 2019, which included work-in-process of $7,742. The Company had no obsolescence reserve at March 31, 2020 or December 31, 2019.

Research and Development

The Company expenses all costs related to research and development as incurred. Research and development expense were $19,322 and $1,760 for the three months ended March 31, 2020 and 2019, respectively. Research and development expenses are included in selling, general and administrative expenses on the statements of operations.

2.	Accounts Receivable –

Accounts receivable consisted of the following at:

	March 31, 2020	December 31, 2019
Accounts receivable under normal 30-day terms	$1,178,777	$1,649,695
Financed contracts:
Current portion of long-term	1,145,765	1,086,820
Long-term, net of current portion	1,756,931	2,253,667
Total accounts receivable	4,081,473	4,990,182
Less allowance for doubtful accounts	(198,623)	(198,623)
Accounts receivable, net	$3,882,850	$4,791,559
Presented on the balance sheet as:
Accounts receivable, net	$2,125,919	$2,537,892
Long-term accounts receivable - financed contracts	1,756,931	2,253,667

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

Accounts receivable includes financed contracts at March 31, 2020 and December 31, 2019 which were $2,902,696 and $3,340,487, respectively, offset by contract liabilities on the balance sheets of $2,628,972 and $3,148,410, respectively.

A roll-forward of the Company’s allowance for doubtful accounts for the periods presented is as follows:

	March 31, 2020	December 31, 2019
Accounts receivable allowance, beginning of period	$198,623	$165,840
Provision adjustment	0	115,000
Write-off	0	(82,217)
Accounts receivable allowance, end of period	$198,623	$198,623

The allowance for doubtful accounts as of March 31, 2020 is $47,623 for the trade receivables and $151,000 for financed contracts. The allowance for doubtful accounts as of December 31, 2019 is $42,623 for the trade receivables and $156,000 for financed contracts.

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

The cost components of our operating leases were $15,861 and 15,519 for the period ended March 31, 2020 and 2019, respectively.

Maturities of our lease liabilities for all operating leases are as follows as of March 31, 2020:

Leased Facilities
2020	42,143
2021	28,632
Total Lease Payments	70,775
Less: Interest	(3,342)
Present value of lease liabilities	$67,433

The weighted average remaining lease terms equals .92 years as of March 31, 2020.

4.	General Credit Agreement –

In February 2020, the Company obtained a general credit and security agreement with a lender, which provides a revolving credit line of up to $500,000 and expires on February 1, 2021. The line of credit is collateralized by all receivables, inventory, equipment, and general intangibles of the Company. The Company had no borrowings under the credit line during the three months ended March 31, 2020. Interest on outstanding borrowing is payable monthly and charged at the Prime Rate, which was 3.25% at March 31, 2020.

5.	Stockholders’ Equity –

Stock Repurchase Program

During the three-month period ended March 31, 2020, the Company did not repurchase any shares for its treasury.

Stock Compensation

On January 8, 2018, the Board of Directors of Table Trac Inc. appointed Randy Gilbert as the Company’s Chief Financial Officer and awarded him 50,000 Restricted Stock shares. These shares are subject to a four-year vesting schedule as follows: 20,000 shares on January 8, 2019 and 10,000 shares in each subsequent year. Grant date fair value of $117,500 will be recognized equally over the vesting period as stock compensation expense as a component of selling, general and administration expense.

The unvested stock compensation expense is expected to be recognized over a weighted average period of approximately two years. As of March 31, 2020, the remaining unrecognized stock compensation expense approximated $51,500.

The Company has no stock options outstanding as of March 31, 2020 and 2019.

The Company had 20,000 and 30,000 unvested restricted shares outstanding at March 31, 2020 and December 31, 2019, respectively.

6.	Income Tax –

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

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Based on its evaluation, the Company believes that it has no significant unrecognized tax positions. The Company’s evaluation was performed for the tax years ended December 31, 2016 through 2019, which are the tax years that remain subject to examination by major tax jurisdictions as of March 31, 2020. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to its financial results. In accordance with current guidance, the Company classifies interest and penalties as income tax expense is incurred.

7.	Earnings Per Share –

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

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended March 31,
	2020	2019
Basic and diluted earnings per share calculation:
Net income (loss) to common stockholders	$(1,188)	$7,955
Weighted average number of common shares outstanding - basic	4,486,788	4,496,494
Basic net income (loss) per share	$(0.00)	$0.00
Weighted average number of common shares outstanding - diluted	4,486,788	4,504,503
Diluted net income (loss) per share	$(0.00)	$0.00

8.	Subsequent Event –

On April 14, 2020, the Company entered into a Promissory Note with Alerus Financial, N.A. (the “Promissory Note”), which provides for an unsecured loan of $473,400 pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act and applicable regulations (the “CARES Act”). The Promissory Note has a term of 2 years with a 1% per annum interest rate. Payments are deferred for 6 months from the date of the Promissory Note and the Company can apply for forgiveness of the Promissory Note after 60 days. Forgiveness of the Promissory Note will be determined in accordance with the provisions of the CARES Act and applicable regulations. Any principal and interest amounts outstanding after the determination of amounts forgiven will be repaid on a monthly basis. The Company intends to use the entire loan amount for designated qualifying expenses and to apply for forgiveness of the loan in accordance with the terms of the PPP. No assurance can be given that the Company will obtain forgiveness of the loan in whole or in part.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below should be read in conjunction with our audited financial statements, and notes thereto, contained in our Form 10-K filed with the SEC on March 25, 2020 relating to our year ended December 31, 2019.

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

Impact of COVID-19 on Our Business

The COVID-19 pandemic has and will continue to impact the economy and has and will likely continue to adversely affect our business. As of the date of this filing, uncertainty exists concerning the magnitude of the impact and duration of the pandemic. The company continues to operate while adhering to social distancing. Our customers have temporarily closed or are operating at a diminished capacity which may negatively impact revenue. The pandemic may shift industry demand for installing and replacing existing casino management systems, impact sales and gross margins in the future, limit our ability to secure products we sell due to supplier and manufacturer shortages, limit the ability of our employees to perform their work due to illness caused by the pandemic and local, state, or federal orders requiring employees to remain at home, limit the ability of carriers to deliver our products to customers, limit the ability of our customers to conduct their business and purchase our products and services, and limit the ability of our customers to pay us on a timely basis.

To ensure that our business can continue to operate during this uncertain time, in April 2020 we applied and were approved for a Payroll Protection Program (PPP) loan through the Small Business Administration. This loan will allow us to continue to employ all existing employees to service our client base.

With respect to liquidity, we are evaluating and taking actions to reduce costs and spending across our organization. This includes reducing hiring activities, adjusting pay programs, and limiting discretionary spending.

While we are unable to predict the nature, scope or duration of the impact of the COVID-19 pandemic on our business, results of operations, liquidity or capital resources, we will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, suppliers and shareholders.

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

In May of 2019 the Company received Patent Pending status on its April 2017 application 15/946,227 “SYSTEMS AND METHODS OF FACILITATING INTERACTIONS BETWEEN AN ELECTRONIC GAMING MACHINE, GAME PLAYER, AND A CONTROL SYSTEM”.  In addition, the Company renewed its Trademark claim for “Table Trac” which was granted July 31, 2018 Reg. No. 5,529,779 and made a new Trademark claim on its “CasinoTrac” brand which is pending.

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

During the first quarter of 2020, the Company delivered one casino management system. At the end of the quarter, the Company had casino management systems, table games management systems and ancillary products installed with on-going support and maintenance contracts with over 100 casino operators in over 160 casinos worldwide.

Results of Operations – Three Months Ended March 31, 2020 Compared to Three months ended March 31, 2019

During the three months ended March 31, 2020, the loss from operations was $27,302 compared to loss from operations of $24,843 for the three months ended March 31, 2019. The major components of revenues, cost of sales and selling, general and administrative expenses, and the reasons for changes in each, are discussed below.

Revenues

Revenues totaled $1,307,376 for the three months ended March 31, 2020 compared to $1,368,630 for the three months ended March 31, 2019.

Refer to Note 1 – Revenue, disaggregated revenues by major product line table

During the three months ended March 31, 2020, the Company delivered one system. During the same period in 2019, the Company delivered three systems. In the periods presented, the Company continues to recognize revenue as payments become due for systems that were previously installed and for which revenue was deferred.

Cost of Sales

Cost of sales increased to $401,888 for the three months ended March 31, 2020 from $331,965 for the three months ended March 31, 2019 due to an increase in systems sales, in 2019, which did not require the purchase of equipment from the Company.  The following table summarizes our cost of sales for the three months ended March 31, 2020 and 2019, respectively:

	Three Months Ended March 31,
	2020	2019	2020	2019
			(percent of revenues)
System	$280,755	$228,941	21.5%	16.7%
Maintenance	105,000	90,000	8.0%	6.6%
Service and other	16,133	13,024	1.2%	1.0%
Total cost of sales	$401,888	$331,965	30.7%	24.3%
Gross profit	$905,488	$1,036,665	69.3%	75.7%

The Company’s gross profit was 69.3% and 75.7% for the three months ended March 31, 2020 and 2019, respectively. This increase is due to system sales in Australia, which did not require equipment during the three months ended March 31, 2019, and no such transactions for the three months ended March 31, 2020.

Selling, General and Administrative Expenses

For the three months ended March 31, 2020, selling, general and administrative expenses were $932,790 compared to $1,061,508 for the same period in 2019. This decrease of approximately $129,000 is due to a decrease in legal fees and expenses related to shows attended during Q1 2019 that we did not attend during Q1 2020.

Interest Income

For the three months ended March 31, 2020, interest income was $58,114 compared to $16,798 for the same period in 2019.  This increase of approximately $41,000 is due to recognizing interest income for the significant financing component of a significant contract during the three months ended March 31, 2020, and no such transactions during the three months ended March 31, 2019.

Tax Provision

The income tax expense for the three months ended March 31, 2020 was $32,000 compared to an income tax benefit of $16,000 for the same period in 2019. The effective rate fluctuates significantly due to fluctuations in periodic net income (loss) and changes in state apportionment rates.

Net Income/Loss

Income before taxes for the three months ended March 31, 2020, was $30,812 compared to a loss before taxes of $8,045 for the same period in 2019. Net loss for the three months ended March 31, 2020 was $1,188 compared to net income of $7,955 for the same period in 2019. The basic and diluted loss per share was $0.00 compared to income per share of $0.00 for the three months ended March 31, 2020 and 2019, respectively.

Backlog

The Company’s backlog generally consists of incomplete system installations and expansion of offerings for currently installed and supported systems.

The Company had two projects in its backlog at March 31, 2020. The Company had three projects in its backlog as of March 31, 2019.

Subsequent to March 31, 2020, the Company has not signed any new system contracts.

The Company is currently serving gaming establishments in fourteen U.S. states, as well as countries in Central and South America, the Caribbean and Australia. The Company aims to pursue further opportunities and strategic partnerships.

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

Cash used by operations for the three-month period ending March 31, 2020 were approximately $59,000, compared to cash used from operation of $581,000 for the period ending March 31, 2019. This decrease was a result of a number of factors including a decrease in net receivables and prepaid expenses. These increases were offset by an increase in inventory and a decrease in accounts payable and accrued expenses. Additionally, during 2020 more sales have been impact sales (revenue recognized immediately) rather than deferred sales, as such there has been a large reduction in contract liabilities as deferred revenue is being recognized.

There was no cash used for investing or financing activities for the three months ended March 31, 2020.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of March 31, 2020.

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

As of March 31, 2020, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective as of March 31, 2020. There were no changes in our internal controls over financial reporting during our most recently completed reporting period that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, the reader should carefully review the risks described below before making an investment decision. The following risk factor updates the risk factors discussed in our Annual Report on Form 10-K filed with the SEC on March 25, 2020 relating to our year ended December 31, 2019, to include additional information.

Our business may be adversely impacted by the COVID-19 pandemic

The COVID-19 pandemic has and will continue to impact the economy and will likely adversely affect our business. As of the date of this filing, uncertainty exists concerning the magnitude of the impact and duration of the pandemic. Our customers have temporarily closed or are operating at a diminished capacity which may negatively impact revenue. The pandemic may shift industry demand for installing and replacing existing casino management systems, impact sales and gross margins in the future, limit our ability to secure products we sell due to supplier and manufacturer shortages, limit the ability of our employees to perform their work due to illness caused by the pandemic and local, state, or federal orders requiring employees to remain at home, limit the ability of carriers to deliver our products to customers, limit the ability of our customers to conduct their business and purchase our products and services, and limit the ability of our customers to pay us on a timely basis.

Item 5. Other Information

On April 14, 2020, the Company entered into a Promissory Note with Alerus Financial, N.A. (the “Promissory Note”), which provides for an unsecured loan of $473,400 pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act and applicable regulations (the “CARES Act”). The Promissory Note has a term of 2 years with a 1% per annum interest rate. Payments are deferred for 6 months from the date of the Promissory Note and the Company can apply for forgiveness of the Promissory Note after 60 days. Forgiveness of the Promissory Note will be determined in accordance with the provisions of the CARES Act and applicable regulations. Any principal and interest amounts outstanding after the determination of amounts forgiven will be repaid on a monthly basis. The Company intends to use the entire loan amount for designated qualifying expenses and to apply for forgiveness of the loan in accordance with the terms of the PPP. No assurance can be given that the Company will obtain forgiveness of the loan in whole or in part.

The foregoing summary description of the terms and conditions of the Promissory Note does not purport to be complete and is qualified in its entirety by reference to the Promissory Note, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 6. Exhibits

Exhibit	Description

3.1	Articles of Incorporation, filed with the Nevada Secretary of State on June 2, 1995 (incorporated by reference to Exhibit 3 to the registrant’s registration statement on Form 10SB-12G filed on December 6, 1999).

3.2	Amendment to Articles of Incorporation, filed with the Nevada Secretary of State on January 26, 2010 (incorporated by reference to Exhibit 3.2 to the registrant’s annual report on Form 10-K filed on March 31, 2011).

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to the registrant’s annual report on Form 10-K filed on March 31, 2011).

3.4	Amendment No. 1 to Bylaws dated March 9, 2016 (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed on March 15, 2016).

10.1	Promissory Note dated April 14, 2020 between Table Trac, Inc. and Alerus Financial, N.A. (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 12, 2020	Table Trac, Inc.
(Registrant)

	By:	/s/ Chad Hoehne
Chad Hoehne Chief Executive Officer (principal executive officer)

By:	/s/ Randy Gilbert
Randy Gilbert Chief Financial Officer (principal financial and accounting officer)