Form 10-Q
period 2020-06-30
TABLE TRAC INC
filed 2020-08-12
CIK 1090396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

or

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

As of August 12, 2020, the registrant had outstanding 4,506,788 shares of common stock, $.001 par value per share.

Table Trac, Inc.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TABLE TRAC, INC.

TABLE TRAC, INC.

CONDENSED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2020	2019
ASSETS
CURRENT ASSETS
Cash	$1,507,922	$1,263,762
Accounts receivable, net of allowance for doubtful accounts of $47,623 at June 30, 2020 and $198,623 at December 31, 2019	2,347,177	2,537,892
Inventory	1,955,223	1,263,589
Prepaid expenses and other current assets	212,353	379,982
Income tax receivable	61,237	167,673
TOTAL CURRENT ASSETS	6,083,912	5,612,898

LONG-TERM ASSETS
Property and equipment, net	48,514	74,149
Operating lease right-of-use assets	49,097	77,922
Contract and other long-term assets	776,373	1,037,364
Long-term accounts receivable – financed contracts	1,410,185	2,253,667
TOTAL LONG-TERM ASSETS	2,284,169	3,443,102
TOTAL ASSETS	$8,368,081	$9,056,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$121,820	$367,730
Payroll liabilities	82,168	44,500
Current portion of operating lease liabilities	49,204	53,538
Current maturities of long-term debt	208,240	0
Customer deposits	258,759	253,709
TOTAL CURRENT LIABILITIES	720,191	719,477

LONG-TERM LIABILITIES
Long-term debt, net of current maturities	265,160	0
Operating lease liabilities	4,027	27,867
Contract liabilities	2,281,383	3,148,410
Deferred tax liability	433,000	543,000
TOTAL LIABILITIES	3,703,761	4,438,754
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 25,000,000 shares authorized: 4,656,734 shares issued; and 4,506,788 shares outstanding at June 30, 2020 and December 31, 2019.	4,507	4,507
Additional paid-in capital	1,862,282	1,847,594
Retained earnings	3,043,162	3,010,776
	4,909,951	4,862,877
Treasury stock, 149,946 shares (at cost) at June 30, 2020 and December 31, 2019.	(245,631)	(245,631)
TOTAL STOCKHOLDERS’ EQUITY	4,664,320	4,617,246
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,368,081	$9,056,000

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues	$1,212,551	$2,254,339	$2,519,927	$3,622,968
Cost of sales	183,536	720,978	585,424	1,052,848
Gross profit	1,029,015	1,533,361	1,934,503	2,570,120
Operating expenses:
Selling, general and administrative	1,037,504	1,217,112	1,970,294	2,278,714
Income (loss) from operations	(8,489)	316,249	(35,791)	291,406
Interest income	11,263	11,514	69,377	28,312
Income before taxes	2,774	327,763	33,586	319,718
Income tax expense (benefit)	(30,800)	61,000	1,200	45,000
Net income	$33,574	$266,763	$32,386	$274,718
Net income per share - basic	$0.01	$0.06	$0.01	$0.06
Net income per share - diluted	$0.01	$0.06	$0.01	$0.06
Weighted-average shares outstanding - basic	4,486,788	4,498,668	4,486,788	4,498,668
Weighted-average shares outstanding - diluted	4,492,435	4,505,354	4,493,684	4,507,736

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

CONDENDSED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

		Additional	Retained	Treasury
	Common Stock	Paid-in Capital	Earnings	Stock	Total
BALANCE, December 31, 2018	$4,529	$1,795,955	$2,194,778	$(196,526)	$3,798,736
Stock compensation expense	0	12,407	0	0	12,407
Q1 2019 net income	0	0	7,955	0	7,955
BALANCE, March 31, 2019	$4,529	$1,808,362	$2,202,733	$(196,526)	$3,819,098
Stock compensation expense	0	12,405	0	0	12,405
Q2 2019 net income	0	0	266,763	0	266,763
BALANCE, June 30, 2019	$4,529	$1,820,767	$2,469,496	$(196,526)	$4,098,266

BALANCE, December 31, 2019	$4,507	$1,847,594	$3,010,776	$(245,631)	$4,617,246
Stock compensation expense	0	7,344	0	0	7,344
Q1 2020 net loss	0	0	(1,188)	0	(1,188)
BALANCE, March 31, 2020	$4,507	$1,854,938	$3,009,588	$(245,631)	$4,623,402
Stock compensation expense	0	7,344	0	0	7,344
Q2 2020 net income	0	0	33,574	0	33,574
BALANCE, June 30, 2020	$4,507	$1,862,282	$3,043,162	$(245,631)	$4,664,320

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	For the
	Six Months Ended
	June 30,
	2020	2019
OPERATING ACTIVITIES
Net income	$32,386	$274,718
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	25,635	22,121
Gain on sale of asset	0	(25,713)
Deferred income taxes	(110,000)	20,000
Stock compensation expense	14,688	24,812
Bad debt expense	91,629	0
Changes in operating assets and liabilities:
Accounts receivable	942,568	(133,560)
Inventory	(691,634)	(638,805)
Prepaid expenses and other assets	457,445	(15,308)
Accounts payable and accrued expenses	(274,084)	(164,659)
Payroll liabilities	37,668	116,120
Contract liabilities and customer deposits	(861,977)	(497,691)
Income taxes payable (receivable)	106,436	(71,300)
Net cash used in operating activities	(229,240)	(1,089,265)
INVESTING ACTIVITIES
Proceeds from sale of Colombian receivables	0	7,000
Net cash used in financing activities	0	7,000
FINANCING ACTIVITIES
Payments on notes payable	0	(2,221)
Proceeds from Paycheck Protenction Plan loan	473,400	0
Net cash provided by (used in) financing activities	473,400	(2,221)

NET INCREASE (DECREASE) IN CASH	244,160	(1,084,486)

CASH
Beginning of period	1,263,762	1,290,797
End of period	$1,507,922	$206,311

Non-cash investing and financing activities:
Note from sale of Colombian receivables	$800	$800

Supplemental cash flow information:
Operating cash outflow for operating lease	$31,491	$31,038

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Nature of Business and Summary of Significant Accounting Policies –

Basis of Presentation

The accompanying unaudited condensed financial statements of Table Trac, Inc. (the “Company,” or “Table Trac”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of June 30, 2020 and the statements of operations, cash flows and stockholders’ equity for the three and six months ended June 30, 2020 and 2019 are unaudited but include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

Certain prior year amounts have been reclassified for consistency with the current year presentation. An adjustment has been made to the Consolidated Statements of Operations for fiscal quarter ended June 30, 2020, to identify the reclassification of maintenance related wages from Selling, General and Administrative to Cost of Sales. These reclassifications had no effect on the reported results of operations.

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

Maintenance Revenue

Maintenance revenue is recognized ratably over the contract period. The SSP for maintenance is based upon the renewal rate for contracted services.

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

The following table summarizes disaggregated revenues by major product line for the three months ended June 30, 2020 and 2019, respectively:

	Three Months Ended June 30,
	2020	2019	2020	2019
			(percent of revenues)
System revenue	$551,718	$1,498,786	45.5%	66.5%
Maintenance revenue	603,648	691,703	49.8%	30.7%
Service and other revenue	57,185	63,850	4.7%	2.8%
Total revenues	$1,212,551	$2,254,339	100.0%	100.0%

The following table summarizes disaggregated revenues by major product line for the six months ended June 30, 2020 and 2019, respectively:

	Six Months Ended June 30,
	2020	2019	2020	2019
			(percent of revenues)
System revenue	$1,115,850	$2,157,381	44.3%	59.5%
Maintenance revenue	1,314,475	1,364,272	52.1%	37.7%
Service and other revenue	89,602	101,315	3.6%	2.8%
Total revenues	$2,519,927	$3,622,968	100.0%	100.0%

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

Deferred System Sales Costs

Incremental costs to obtain and fulfill a contract are deferred and amortized over the related system contract term. These costs are recognized on a straight-line basis over the term of the contract which is generally 18-48 months beginning when revenues are generated. These costs are the most significant component of contract and other long-term assets on the balance sheet, and are $776,373 and $1,037,364 as of June 30, 2020 and December 31, 2019, respectively.

Accounts Receivable / Allowance for Doubtful Accounts

Accounts receivable are initially recorded at the invoiced amount and carried on the balance sheet at net realizable value, which includes foreign currency translation as of each balance sheet date. Accounts receivable include unsecured regular customer receivables and unsecured amounts from financed contracts coming due within twelve months. Amounts from financed contracts due beyond twelve months are recorded as “Long-term accounts receivable – financed contracts.”  Interest is recorded to other income on the statements of operations upon receipt. An allowance for doubtful accounts is recorded when the Company believes the amounts may not be collected. Management believes that receivables, net of the allowance for doubtful accounts, are fully collectible. Accounts receivable are written off when management determines collection is no longer likely. While the ultimate result may differ, management believes future write-offs not included in the allowance will not have a material impact on the Company’s financial position.

Major Customers

For the six-month period ended June 30, 2020, one customer comprised approximately 13% of revenue compared to one customer who accounted for approximately 31% for the six months ending June 30, 2019. At June 30, 2020, one customer comprised approximately 38% of accounts receivable compared to two customers accounting for approximately 37% at June 30, 2019. The following table summarizes major customer’s information for the six months ended June 30, 2020 and 2019:

	For the Six Months Ended June 30,
	2020		2019
	% Revenues	% AR	% Revenues	% AR
Major	13.4%	37.7%	30.9%	36.5%
All Others	86.6%	62.3%	69.1%	63.5%
Total	100.0%	100.0%	100.0%	100.0%

For the six-month periods ending June 30, 2020 and 2019, sales to customers in the United States represent 91.1% and 87.7% of total revenues, respectively.

The following table summarizes the major customer’s information for the three months ended June 30, 2020 and the major customer’s information for the three months ending June 30, 2019:

	For the Three Months Ended
	June 30,
	2020	2019
	% Revenues	% Revenues
Major	32.8%	40.3%
All Others	67.2%	59.7%
Total	100.0%	100.0%

For the three-month periods ending June 30, 2020 and 2019, sales to customers in the United States represent 89.3% and 92.4% of total revenues, respectively.

A major customer is defined as any customer that represents at least 10% of revenue for a given period or outstanding account receivable at the end of a period.

Inventory

Inventory, consisting of finished goods, is stated at the lower of cost or net realizable value. The average cost method, which approximates the first in, first out method, is used to value inventory. Inventory is reviewed annually for the lower of cost or net realizable value and obsolescence. Any material cost found to be above net realizable value or considered obsolete is written down accordingly. The inventory value as of June 30, 2020 was $1,955,223, which included work-in-process of $680. The inventory value was $1,263,589 as of December 31, 2019, which included work-in-process of $7,742. The Company had no obsolescence reserve at June 30, 2020 or December 31, 2019.

Research and Development

The Company expenses all costs related to research and development as incurred. Research and development expense were $39,695 and $14,244 for the six months ended June 30, 2020 and 2019, respectively. Research and development expenses are included in selling, general and administrative expenses on the statements of operations.

2.	Accounts Receivable –

Accounts receivable consisted of the following at:

	June 30,	December 31,
	2020	2019
Accounts receivable under normal 30-day terms	$1,442,900	$1,649,695
Financed contracts:
Current portion of long-term	951,900	1,086,820
Long-term, net of current portion	1,410,185	2,253,667
Total accounts receivable	3,804,985	4,990,182
Less allowance for doubtful accounts	(47,623)	(198,623)
Accounts receivable, net	$3,757,362	$4,791,559
Presented on the balance sheet as:
Accounts receivable, net	$2,347,177	$2,537,892
Long-term accounts receivable - financed contracts	1,410,185	2,253,667

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

Accounts receivable includes financed contracts at June 30, 2020 and December 31, 2019 which were $2,362,085 and $3,340,487, respectively, which correspond to contract liabilities on the balance sheets of $2,281,383 and $3,148,410, respectively.

A roll-forward of the Company’s allowance for doubtful accounts for the periods presented is as follows:

	June 30,	December 31,
	2020	2019
Accounts receivable allowance, beginning of period	$198,623	$165,840
Provision adjustment	34,378	115,000
Write-off	(185,378)	(82,217)
Accounts receivable allowance, end of period	$47,623	$198,623

The allowance for doubtful accounts as of June 30, 2020 is $47,623 for the trade receivables and $0 for financed contracts. The allowance for doubtful accounts as of December 31, 2019 is $42,623 for the trade receivables and $156,000 for financed contracts.  In addition, during the three months ended June 30, 2020 the company also directly wrote off approximately $57,000 of uncollectible receivables to bad debt expense not previously allowed for.

3.	Operating Leases –

We lease space under non-cancelable operating leases for our two office locations. These leases do not have significant rent escalation holidays, concessions, leasehold improvement incentives, or other build-out clauses. Further, the leases do not contain contingent rent provisions.

Our leases include one or more options to renew. The exercise of lease renewal options included in our right of use assets and lease liabilities if they are reasonably certain of exercise.

Our leases do not provide an implicit rate; we use our incremental borrowing rate of 5% which is based on the information available at the date of adoption in determining the present value of the lease payments.

The cost components of our operating leases were $31,491 and 15,630 for the three months and six months ended June 30, 2020, respectively.

Maturities of our lease liabilities for all operating leases are as follows as of June 30, 2020:

Leased
Facilities
2020	26,850
2021	28,632
Total Lease Payments	55,482
Less: Interest	(2,251)
Present value of lease liabilities	$53,231

The weighted average remaining lease terms equals .67 years as of June 30, 2020.

4.	Bank Financing –

Revolving Credit Line

In February 2020, the Company obtained a revolving credit line from a lender, which provides a revolving credit line of up to $500,000 and expires on February 1, 2021. The line of credit is collateralized by all receivables, inventory, equipment, and general intangibles of the Company. The Company had no borrowings under the credit line during the six months ended June 30, 2020. Interest on outstanding borrowing is payable monthly and charged at the Prime Rate, which was 4.0% during the three and six months ended   June 30, 2020

Paycheck Protection Program Loan

On April 14, 2020, the Company entered into a Promissory Note with Alerus Financial, N.A. (the “Promissory Note”), which provides for an unsecured loan of $473,400 pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act and applicable regulations (the “CARES Act”). The Promissory Note has a term of 2 years with a 1% per annum interest rate. Payments are deferred for 6 months from the date of the Promissory Note and the Company can apply for forgiveness of the Promissory Note after 60 days. Forgiveness of the Promissory Note will be determined in accordance with the provisions of the CARES Act and applicable regulations. Any principal and interest amounts outstanding after the determination of amounts forgiven will be repaid on a monthly basis. The Company intends to use the entire loan amount for designated qualifying expenses and to apply for forgiveness of the loan in accordance with the terms of the PPP. No assurance can be given that the Company will obtain forgiveness of the loan in whole or in part.  In the event that the loan is not forgiven, it is the Company's intention to repay the loan immediately.

Estimated maturities of long-term debt at June 30, 2020 are as follows, for the twelve months ending June 30:

2021	$208,240
2022	265,160
Total Debt	473,400

5.	Stockholders’ Equity –

Stock Repurchase Program

During the six-month period ended June 30, 2020, the Company did not repurchase any shares for its treasury.

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

The unvested stock compensation expense is expected to be recognized over a weighted average period of approximately two years. As of June 30, 2020, the remaining unrecognized stock compensation expense approximated $51,500.

The Company has no stock options outstanding as of June 30, 2020 and 2019.

The Company had 20,000 and 30,000 unvested restricted shares outstanding at June 30, 2020 and December 31, 2019, respectively.

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

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Based on its evaluation, the Company believes that it has no significant unrecognized tax positions. The Company’s evaluation was performed for the tax years ended December 31, 2016 through 2019, which are the tax years that remain subject to examination by major tax jurisdictions as of June 30, 2020. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

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

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the three and six months ended June 30, 2020 and 2019:

	For the Six Months Ended
	June 30,
	2020	2019
Basic and diluted earnings per share calculation:
Net income to common stockholders	$32,386	$274,718
Weighted average number of common shares outstanding - basic	$4,486,788	$4,498,668
Basic net income per share	$0.01	$0.06
Weighted average number of common shares outstanding - diluted	$4,493,684	$4,507,736
Diluted net income per share	$0.01	$0.06

	For the Three Months Ended
	June 30,
	2020	2019
Basic and diluted earnings per share calculation:
Net income to common stockholders	$33,574	$266,763
Weighted average number of common shares outstanding - basic	$4,486,788	$4,498,668
Basic net income per share	$0.01	$0.06
Weighted average number of common shares outstanding - diluted	$4,492,435	$4,505,354
Diluted net income per share	$0.01	$0.06

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

Impact of COVID-19 on Our Business

The COVID-19 pandemic has and will continue to impact the economy and has and will likely continue to adversely affect our business. As of the date of this filing, uncertainty exists concerning the magnitude of the impact and duration of the pandemic. The company continues to operate while adhering to social distancing and state orders. Some of our customers have temporarily closed or are operating at a diminished capacity which may negatively impact revenue. The pandemic may shift industry demand for installing and replacing existing casino management systems, impact sales and gross margins in the future, limit our ability to secure products we sell due to supplier and manufacturer shortages, limit the ability of our employees to perform their work due to illness caused by the pandemic and local, state, or federal orders requiring employees to remain at home, limit the ability of carriers to deliver our products to customers, limit the ability of our customers to conduct their business and purchase our products and services, and limit the ability of our customers to pay us on a timely basis.

To ensure that our business can continue to operate during this uncertain time, in April 2020 we applied and were approved for a Paycheck Protection Program (PPP) loan through the Small Business Administration. This loan will allow us to continue to employ all existing employees to service our client base.

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

During the second quarter of 2020, the Company delivered four casino management systems. At the end of the quarter, the Company had casino management systems, table games management systems and ancillary products installed with on-going support and maintenance contracts with over 100 casino operators in over 170 casinos worldwide.

Results of Operations – Three Months Ended June 30, 2020 Compared to Three months ended June 30, 2019

During the three months ended June 30, 2020, the loss from operations was $8,489 compared to income from operations of $316,249 for the three months ended June 30, 2019. The major components of revenues, cost of sales and selling, general and administrative expenses, and the reasons for changes in each, are discussed below.

Revenues

Revenues totaled $1,212,551 for the three months ended June 30, 2020 compared to $2,254,339 for the three months ended June 30, 2019.

Refer to Note 1 – Revenue, disaggregated revenues by major product line table

During the three months ended June 30, 2020, the Company delivered four systems. During the same period in 2019, the Company delivered two systems plus an exclusive supplier installed our system in three locations in Australia. The average contract value of systems delivered in 2020 was smaller than the systems delivered in the same period in 2019.  In the periods presented, the Company continues to recognize revenue as payments become due for systems that were previously installed and for which revenue was deferred.

Cost of Sales

Cost of sales decreased to $183,536 for the three months ended June 30, 2020 from $720,978 for the three months ended June 30, 2019 due to a decrease in systems sales in 2019.  The following table summarizes our cost of sales for the three months ended June 30, 2020 and 2019, respectively:

	For the Three Months Ended June 30,
	2020	2019	2020	2019
			(percent of revenues)
System	$160,829	$680,968	13.3%	30.2%
Maintenance	6,037	11,000	0.5%	0.5%
Service and other	16,670	29,010	1.3%	1.3%
Total cost of sales	$183,536	$720,978	15.1%	32.0%
Gross profit	$1,029,015	$1,533,361	84.9%	68.0%

The Company’s gross profit was 84.9% and 68% for the three months ended June 30, 2020 and 2019, respectively. This increase is due to system sales involving refurbished units which lowered the per unit pricing on system hardware sold during the three months ended June 30, 2019, and no such transactions for the three months ended June 30, 2020.  The system sales involving refurbished units was a unique situation and will most likely not occur in future periods.

Selling, General and Administrative Expenses

For the three months ended June 30, 2020, selling, general and administrative expenses were $1,037,504 compared to $1,217,112 for the same period in 2019. This decrease of approximately $180,000 is due primarily to reduced sales efforts as a result of the COVID pandemic.

Interest Income

For the three months ended June 30, 2020, interest income was $11,263 compared to $11,514 for the same period in 2019.

Tax Provision

The income tax benefit for the three months ended June 30, 2020 was $30,800 compared to an income tax expense of $61,000 for the same period in 2019. The effective rate fluctuates significantly due to fluctuations in periodic net income (loss) and changes in state apportionment rates.

Net Income/Loss

Income before taxes for the three months ended June 30, 2020, was $2,774 compared to income before taxes of $327,763 for the same period in 2019. Net income for the three months ended June 30, 2020 was $33,574 compared to net income of $266,763 for the same period in 2019. The basic and diluted income per share was $0.01 compared to income per share of $0.06 for the three months ended June 30, 2020 and 2019, respectively.

Backlog

The Company’s backlog generally consists of incomplete system installations and expansion of offerings for currently installed and supported systems.

The Company had three projects in its backlog at June 30, 2020. The Company had four projects in its backlog as of June 30, 2019.

Subsequent to June 30, 2020, the Company has signed one new system contract.

The Company is currently serving gaming establishments in fourteen U.S. states, as well as countries in Central and South America, the Caribbean and Australia. The Company aims to pursue further opportunities and strategic partnerships.

Results of Operations – Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

During the six months ended June 30, 2020, the income from operations was $1,934,503 compared to income from operations of $2,570,120 for the six months ended June 30, 2019. The major components of revenues, cost of sales and selling, general and administrative expenses, and the reasons for changes in each, are discussed below.

Revenues

Revenues totaled $2,519,927 for the six months ended June 30, 2020 compared to $3,622,968 for the six months ended June 30, 2019.

Refer to Note 1 – Revenue, disaggregated revenues by major product line table

During the six months ended June 30, 2020, the Company delivered five systems. During the same period in 2019, the Company delivered two systems plus an exclusive supplier installed our system in three locations in Australia. The average contract value of systems delivered in 2020 was smaller than the systems delivered in the same period in 2019.  In the periods presented, the Company continues to recognize revenue as payments become due for systems that were previously installed and for which revenue was deferred.

Cost of Sales

Cost of sales decreased to $585,424 for the six months ended June 30, 2020 from $1,052,848 for the six months ended June 30, 2019 due to an decrease in the size of systems sales in 2020.  The following table summarizes our cost of sales for the six months ended June 30, 2020 and 2019, respectively:

	For the Six Months Ended June 30,
	2020	2019	2020	2019
			(percent of revenues)
System	$439,126	$909,243	17.4%	25.1%
Maintenance	111,037	101,000	4.4%	2.8%
Service and other	35,261	42,605	1.4%	1.2%
Total cost of sales	$585,424	$1,052,848	23.2%	29.1%
Gross profit	$1,934,503	$2,570,120	76.8%	70.9%

The Company’s gross profit was 76.8% and 70.9% for the six months ended June 30, 2020 and 2019, respectively. This increase is due to system sales which utilized refurbished parts during the six months ended June 30, 2019, and no similar transactions for the six months ended June 30, 2020.

Selling, General and Administrative Expenses

For the six months ended June 30, 2020, selling, general and administrative expenses were $1,970,294 compared to $2,278,714 for the same period in 2019. This decrease of approximately $308,000 is due to a decrease in legal fees and expenses related to gaming shows attended during 2019 that we did not attend during 2020 due to the pandemic.

Interest Income

For the six months ended June 30, 2020, interest income was $69,377 compared to $28,312 for the same period in 2019.  This increase of approximately $41,000 is due to recognizing interest income for the financing component of a significant contract during the six months ended June 30, 2020, and no similar transactions during the six months ended June 30, 2019.

Tax Provision

The income tax expense for the six months ended June 30, 2020 was $1,200 compared to an income tax expense of $45,000 for the same period in 2019. The effective rate fluctuates significantly due to fluctuations in periodic net income and changes in state apportionment rates.

Net Income/Loss

Income before taxes for the six months ended June 30, 2020, was $33,586 compared to income before taxes of $319,718 for the same period in 2019. Net income for the six months ended June 30, 2020 was $32,386 compared to net income of $274,718 for the same period in 2019. The basic and diluted income per share was $0.01 compared to income per share of $0.06 for the six months ended June 30, 2020 and 2019, respectively.

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

Cash used by operations for the six months ended June 30, 2020 were approximately $229,000 compared to cash used from operation of $1,089,000 for the period ending June 30, 2019. This decrease was a result of a number of factors including a decrease in net receivables and prepaid expenses. These increases were offset by an increase in inventory and a decrease in accounts payable and accrued expenses. Additionally, during 2020 more sales have been impact sales (revenue recognized immediately) rather than deferred sales, as such there has been a large reduction in contract liabilities as deferred revenue is being recognized.

There was no cash used for investing activities for the six months ended June 30, 2020 .

There was $473,400 of cash provided by financing activities obtained via the Paycheck Protection Program for the six months ended June 30, 2020 .

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of June 30, 2020.

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

As of June 30, 2020, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective as of June 30, 2020. There were no changes in our internal controls over financial reporting during our most recently completed reporting period that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business may be adversely impacted by the COVID-19 pandemic

The COVID-19 pandemic has and will continue to impact the economy and will likely adversely affect our business. As of the date of this filing, uncertainty exists concerning the magnitude of the impact and duration of the pandemic. Some of our customers have temporarily closed or are operating at a diminished capacity which may negatively impact revenue. The pandemic may shift industry demand for installing and replacing existing casino management systems, impact sales and gross margins in the future, limit our ability to secure products we sell due to supplier and manufacturer shortages, limit the ability of our employees to perform their work due to illness caused by the pandemic and local, state, or federal orders requiring employees to remain at home, limit the ability of carriers to deliver our products to customers, limit the ability of our customers to conduct their business and purchase our products and services, and limit the ability of our customers to pay us on a timely basis.

Item 5. Other Information

The information with respect to the Promissory Note in Item 5 of the Company’s Quarterly Report on Form 10-Q filed on May 12, 2020 is incorporated herein by reference.

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

10.1

Promissory Note dated April 14, 2020 between Table Trac, Inc. and Alerus Financial, N.A. (incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q filed on May 12, 2020).

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

Dated: August 12, 2020	Table Trac, Inc.
(Registrant)

	By:	/s/ Chad Hoehne
Chad Hoehne Chief Executive Officer (principal executive officer)

By:	/s/ Randy Gilbert
Randy Gilbert Chief Financial Officer (principal financial and accounting officer)