Form 10-Q
period 2020-09-30
TABLE TRAC INC
filed 2020-11-12
CIK 1090396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

or

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

As of November 12, 2020, the registrant had outstanding 4,506,788 shares of common stock, $.001 par value per share.

Table Trac, Inc.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TABLE TRAC, INC.

TABLE TRAC, INC.

CONDENSED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2020	2019
ASSETS
CURRENT ASSETS
Cash	$1,954,885	$1,263,762
Accounts receivable, net of allowance for doubtful accounts of $47,623 at September 30, 2020 and $198,623 at December 31, 2019	2,118,370	2,537,892
Inventory	1,843,238	1,263,589
Prepaid expenses and other current assets	135,974	379,982
Income tax receivable	0	167,673
TOTAL CURRENT ASSETS	6,052,467	5,612,898

LONG-TERM ASSETS
Property and equipment, net	38,857	74,149
Operating lease right-of-use assets	60,831	77,922
Contract and other long-term assets	740,774	1,037,364
Long-term accounts receivable – financed contracts	1,302,362	2,253,667
TOTAL LONG-TERM ASSETS	2,142,824	3,443,102
TOTAL ASSETS	$8,195,291	$9,056,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$111,344	$367,730
Payroll liabilities	76,704	44,500
Current portion of operating lease liabilities	52,221	53,538
Current maturities of long-term debt	287,582	0
Customer deposits	161,234	253,709
Accrued income taxes	6,063	0
TOTAL CURRENT LIABILITIES	695,148	719,477

LONG-TERM LIABILITIES
Long-term debt, net of current maturities	185,818	0
Operating lease liabilities	12,218	27,867
Contract liabilities	2,164,580	3,148,410
Deferred tax liability	387,000	543,000
TOTAL LIABILITIES	3,444,766	4,438,754
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 25,000,000 shares authorized: 4,656,734 shares issued; and 4,506,788 shares outstanding at September 30, 2020 and December 31, 2019.	4,507	4,507
Additional paid-in capital	1,869,626	1,847,594
Retained earnings	3,122,023	3,010,776
	4,996,156	4,862,877
Treasury stock, 149,946 shares (at cost) at September 30, 2020 and December 31, 2019.	(245,631)	(245,631)
TOTAL STOCKHOLDERS’ EQUITY	4,750,525	4,617,246
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,195,291	$9,056,000

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues	$1,288,559	$2,438,819	$3,808,486	$6,061,788
Cost of sales	349,998	448,885	935,422	1,577,328
Gross profit	938,561	1,989,934	2,873,064	4,484,460
Operating expenses:
Selling, general and administrative	843,781	1,339,651	2,814,075	3,542,771
Income from operations	94,780	650,283	58,989	941,689
Interest income	5,381	10,752	74,758	39,064
Income before taxes	100,161	661,035	133,747	980,753
Income tax expense	21,300	130,000	22,500	175,000
Net income	$78,861	$531,035	$111,247	$805,753
Net income per share - basic	$0.02	$0.12	$0.02	$0.18
Net income per share - diluted	$0.02	$0.12	$0.02	$0.18
Weighted-average shares outstanding - basic	4,486,788	4,493,777	4,486,788	4,497,435
Weighted-average shares outstanding - diluted	4,494,758	4,500,862	4,495,569	4,503,138

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

		Additional	Retained	Treasury
	Common Stock	Paid-in Capital	Earnings	Stock	Total
BALANCE, December 31, 2018	$4,529	$1,795,955	$2,194,778	$(196,526)	$3,798,736
Stock compensation expense	0	12,407	0	0	12,407
Q1 2019 net income	0	0	7,955	0	7,955
BALANCE, March 31, 2019	$4,529	$1,808,362	$2,202,733	$(196,526)	$3,819,098
Stock compensation expense	0	12,405	0	0	12,405
Q2 2019 net income	0	0	266,763	0	266,763
BALANCE, June 30, 2019	$4,529	$1,820,767	$2,469,496	$(196,526)	$4,098,266
Stock compensation expense	0	12,406	0	0	12,406
Shares repurchased into treasury	(25)			(51,475)	(51,500)
Q3 2019 net income	0	0	531,035	0	531,035
BALANCE, September 30, 2019	$4,504	$1,833,173	$3,000,531	$(248,001)	$4,590,207

BALANCE, December 31, 2019	$4,507	$1,847,594	$3,010,776	$(245,631)	$4,617,246
Stock compensation expense	0	7,344	0	0	7,344
Q1 2020 net loss	0	0	(1,188)	0	(1,188)
BALANCE, March 31, 2020	$4,507	$1,854,938	$3,009,588	$(245,631)	$4,623,402
Stock compensation expense	0	7,344	0	0	7,344
Q2 2020 net income	0	0	33,574	0	33,574
BALANCE, June 30, 2020	$4,507	$1,862,282	$3,043,162	$(245,631)	$4,664,320
Stock compensation expense	0	7,344	0	0	$7,344
Q3 2020 net income	0	0	78,861	0	$78,861
BALANCE, September 30, 2020	$4,507	$1,869,626	$3,122,023	$(245,631)	$4,750,525

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	For the
	Nine Months Ended
	September 30,
	2020	2019
OPERATING ACTIVITIES
Net income	$111,247	$805,753
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,292	33,996
Gain on sale of asset	0	(25,713)
Deferred income taxes	(156,000)	(106,000)
Stock compensation expense	22,032	37,218
Bad debt expense	91,629	115,000
Changes in operating assets and liabilities:
Accounts receivable	1,279,198	117,751
Inventory	(579,649)	(650,547)
Prepaid expenses and other assets	557,690	66,237
Accounts payable and accrued expenses	(273,351)	(216,781)
Payroll liabilities	32,204	188,027
Contract liabilities and customer deposits	(1,076,305)	(28,479)
Income taxes payable (receivable)	173,736	184,700
Net cash provided by operating activities	217,723	521,164
INVESTING ACTIVITIES
Proceeds from sale of Colombian receivables	0	7,000
Capital expenditures	0	(35,445)
Net cash used in financing activities	0	(28,445)
FINANCING ACTIVITIES
Payments on notes payable	0	(2,221)
Repurchase of common stock	0	(51,500)
Proceeds from Paycheck Protection Plan loan	473,400	0
Net cash provided by (used in) financing activities	473,400	(53,721)

NET INCREASE IN CASH	691,123	438,998

CASH
Beginning of period	1,263,762	1,290,797
End of period	$1,954,885	$1,729,795

Non-cash investing and financing activities:
Note from sale of Colombian receivables	$800	$800

Supplemental cash flow information:
Operating cash outflow for operating lease	$46,824	$46,367

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Nature of Business and Summary of Significant Accounting Policies –

Basis of Presentation

The accompanying unaudited condensed financial statements of Table Trac, Inc. (the “Company,” or “Table Trac”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of September 30, 2020 and the statements of operations, cash flows and stockholders’ equity for the three and nine months ended September 30, 2020 and 2019 are unaudited but include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

Certain prior year amounts have been reclassified for consistency with the current year presentation. An adjustment has been made to the Consolidated Statements of Operations for three and nine months ended September 30, 2020, to reclassify maintenance related wages from Selling, General and Administrative to Cost of Sales. These reclassifications had no effect on the reported results of operations.

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

Table Trac provides system sales and technical support to casinos. System sales include installation, custom casino system configurations, and training. In addition, license and technical support are provided under separate license and service contracts.

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

Revenue

The Company derives revenues from the sales of systems, license and maintenance fees, services, and rental agreements.

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

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is a unit of account in ASC 606. A majority of the Company’s systems sales have multiple performance obligations including an obligation to deliver a casino management system and another to provide maintenance services. For system sales with multiple performance obligations, the Company allocates revenue to each performance obligation based on its SSP. The Company generally determines the SSP based on the price charged to customers. The Company offers customers extended payment terms representing a significant financing component.  The Company must evaluate if any extended payment terms in the contract is an indicator of the transaction price not being probable. The Company only includes the amount for which it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty is resolved.  The Company occasionally enters into contracts that includes multiple sites; management has determined that each site installation is a separate performance obligation. In these instances, the Company recognizes revenue upon completion of each performance obligation. In addition, the Company has a contract with a reseller who purchases and resells the Company’s products; monthly the reseller notifies the Company of their successful installations, and submits an invoice to the Company for those installations. Provided all other revenue recognition steps have been satisfied, the Company recognizes the revenue if payment of a significant portion of the contract consideration is due within 12 months of the delivery of the product.  System contracts that do not meet this criteria are deferred and recognized when the uncertainty is resolved, which is consistent with when contractual payments become due. The Company also analyzes its standard business practice of using long-term contracts and the history of collecting on extended payment term contracts which include a financing component which is usually a market interest rate. The associated interest income is reflected accordingly on the statement of operations without making concessions for determining if revenue should be recognized.

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

The following table summarizes disaggregated revenues by major product line for the three months ended September 30, 2020 and 2019, respectively:

	Three Months Ended September 30,
	2020	2019	2020	2019
			(percent of revenues)
System revenue	$611,976	$407,399	47.5%	16.7%
Maintenance revenue	624,892	735,023	48.5%	30.1%
Service and other revenue	51,691	1,296,397	4.0%	53.2%
Total revenues	$1,288,559	$2,438,819	100.0%	100.0%

The following table summarizes disaggregated revenues by major product line for the nine months ended September 30, 2020 and 2019, respectively:

	Nine Months Ended September 30,
	2020	2019	2020	2019
			(percent of revenues)
System revenue	$1,727,826	$2,564,781	45.4%	42.3%
Maintenance revenue	1,939,367	2,099,295	50.9%	34.6%
Service and other revenue	141,293	1,397,712	3.7%	23.1%
Total revenues	$3,808,486	$6,061,788	100.0%	100.0%

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

Deferred System Sales Costs

Incremental costs to obtain and fulfill a contract are deferred and amortized over the related system contract term. These costs are recognized on a straight-line basis over the term of the contract which is generally 18-48 months beginning when revenues are generated. These costs are the most significant component of contract and other long-term assets on the balance sheet, and are $740,774 and $1,037,364 as of September 30, 2020 and December 31, 2019, respectively.

Accounts Receivable / Allowance for Doubtful Accounts

Accounts receivable are initially recorded at the invoiced amount and carried on the balance sheet at net realizable value, which includes a foreign currency translation as of each balance sheet date. Accounts receivable include unsecured regular customer receivables and unsecured amounts from financed contracts coming due within twelve months. Amounts from financed contracts due beyond twelve months are recorded as “Long-term accounts receivable – financed contracts.”  Interest is recorded as other income on the statements of operations upon receipt. An allowance for doubtful accounts is recorded when the Company believes the amounts may not be collected. Management believes that receivables, net of the allowance for doubtful accounts, are fully collectible. Accounts receivable are written off when management determines collection is no longer likely. While the ultimate result may differ, management believes future write-offs not included in the allowance will not have a material impact on the Company’s financial position.

Major Customers

For the nine-month period ended September 30, 2020, one customer comprised approximately 12% of revenue compared to two customers who accounted for approximately 39% for the nine months ending September 30, 2019. At September 30, 2020, one customer comprised approximately 43% of accounts receivable compared to three customers accounting for approximately 40% at September 30, 2019. The following table summarizes major customer’s information for the nine months ended September 30, 2020 and 2019:

	For the Nine Months Ended September 30,
	2020		2019
	% Revenues	% AR	% Revenues	% AR
Major	12.0%	43.5%	38.9%	40.2%
All Others	88.0%	56.5%	61.1%	59.8%
Total	100.0%	100.0%	100.0%	100.0%

For the nine-month periods ending September 30, 2020 and 2019, sales to customers in the United States represent 93.3% and 68.6% of total revenues, respectively.

The following table summarizes the major customer’s information for the three months ended September 30, 2020 and 2019:

	For the Three Months Ended
	September 30,
	2020	2019
	% Revenues	% Revenues
Major	28.8%	49.2%
All Others	71.2%	50.8%
Total	100.0%	100.0%

For the three-month periods ending September 30, 2020 and 2019, sales to customers in the United States represent 97.2% and 41.3% of total revenues, respectively.  For the three month periods ending September 30, 2020 and 2019, sales to customers in Japan represent 0% and 49.2% of total revenues, respectively.

A major customer is defined as any customer that represents at least 10% of revenue for a given period or 10% of outstanding account receivable at the end of a period.

Inventory

Inventory, consisting of finished goods, is stated at the lower of cost or net realizable value. The average cost method, which approximates the first in, first out method, is used to value inventory. Inventory is reviewed annually for the lower of cost or net realizable value and obsolescence. Any material cost found to be above net realizable value or considered obsolete is written down accordingly. The inventory value as of September 30, 2020 was $1,843,238, which included work-in-process of $680. The inventory value was $1,263,589 as of December 31, 2019, which included work-in-process of $7,742. The Company had no obsolescence reserve at September 30, 2020 or December 31, 2019.

Research and Development

The Company expenses all costs related to research and development as incurred.  Research and development expense were $55,522 and $73,044 for the nine months ended September 30, 2020 and 2019, respectively. Research and development expenses are included in selling, general and administrative expenses on the statements of operations.

2.	Accounts Receivable –

Accounts receivable consisted of the following at:

	September 30,	December 31,
	2020	2019
Accounts receivable under normal 30-day terms	$1,250,844	$1,649,695
Financed contracts:
Current portion of long-term	915,149	1,086,820
Long-term, net of current portion	1,302,362	2,253,667
Total accounts receivable	3,468,355	4,990,182
Less allowance for doubtful accounts	(47,623)	(198,623)
Accounts receivable, net	$3,420,732	$4,791,559
Presented on the balance sheet as:
Accounts receivable, net	$2,118,370	$2,537,892
Long-term accounts receivable - financed contracts	1,302,362	2,253,667

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

Accounts receivable includes financed contracts at September 30, 2020 and December 31, 2019 which were $2,217,511 and $3,340,487, respectively, which correspond to contract liabilities on the balance sheets of $2,164,580 and $3,148,410, respectively.

A roll-forward of the Company’s allowance for doubtful accounts for the periods presented is as follows:

	September 30,	December 31,
	2020	2019
Accounts receivable allowance, beginning of period	$198,623	$165,840
Provision adjustment	34,378	115,000
Write-off	(185,378)	(82,217)
Accounts receivable allowance, end of period	$47,623	$198,623

The allowance for doubtful accounts as of September 30, 2020 is $47,623 for trade receivables and $0 for financed contracts. The allowance for doubtful accounts as of December 31, 2019 is $42,623 for trade receivables and $156,000 for financed contracts.

3.	Operating Leases –

We lease space under non-cancelable operating leases for our two office locations. These leases do not have significant rent escalation holidays, concessions, leasehold improvement incentives, or other build-out clauses. Further, the leases do not contain contingent rent provisions.

Our leases include one or more options to renew. The exercise of lease renewal options are included in our right of use assets and lease liabilities if they are reasonably certain of exercise.

Our leases do not provide an implicit rate; we use our incremental borrowing rate of 5% which is based on the information available at the date of adoption in determining the present value of the lease payments.

The cost components of our operating leases were $15,333 and $46,824 for the three months and nine months ended September 30, 2020, respectively.

Maturities of our lease liabilities for all operating leases are as follows as of September 30, 2020:

Leased
Facilities
2020	15,721
2021	42,432
2022	9,200
Total Lease Payments	67,353
Less: Interest	(2,914)
Present value of lease liabilities	$64,439

The weighted average remaining lease terms equals 1.28 years as of September 30, 2020.

4.	Bank Financing –

Revolving Credit Line

In February 2020, the Company obtained a revolving credit line of up to $500,000 that expires on February 1, 2021. The line of credit is collateralized by all receivables, inventory, equipment, and general intangibles of the Company. The Company had no borrowings under the credit line during the nine months ended September 30, 2020. Interest on outstanding borrowing is payable monthly and charged at the Prime Rate, which was 4.0% during the three and nine months ended  September 30, 2020.

Paycheck Protection Program Loan

On April 14, 2020, the Company entered into a Promissory Note with Alerus Financial, N.A. (the “Promissory Note”), which provides for an unsecured loan of $473,400 pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act and applicable regulations (the “CARES Act”). The Promissory Note has a term of 2 years with a 1% per annum interest rate. Payments are deferred for 6 months from the date of the Promissory Note and the Company can apply for forgiveness of the Promissory Note after 60 days. Forgiveness of the Promissory Note will be determined in accordance with the provisions of the CARES Act and applicable regulations. Any principal and interest amounts outstanding after the determination of amounts forgiven will be repaid on a monthly basis. The Company intends to use the entire loan amount for designated qualifying expenses and to apply for forgiveness of the loan in accordance with the terms of the PPP. Forgiveness of the PPP loan was applied for on September 16, 2020.  As of the filing of this statement the loan has not yet been forgiven.  No assurance can be given that the Company will obtain forgiveness of the loan in whole or in part.  In the event that the loan is not forgiven, it is the Company's intention to repay the loan immediately.

Estimated maturities of long-term debt at September 30, 2020 are as follows, for the twelve months ending September 30:

2021	$287,582
2022	185,818
Total Debt	473,400

5.	Stockholders’ Equity –

Stock Repurchase Program

During the nine-month period ended September 30, 2020, the Company did not repurchase any shares for its treasury.

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

The unvested stock compensation expense is expected to be recognized over a weighted average period of approximately two years. As of September 30, 2020, the remaining unrecognized stock compensation expense approximated $36,720.

The Company has no stock options outstanding as of September 30, 2020 and 2019.

The Company had 20,000 and 30,000 unvested restricted shares outstanding at September 30, 2020 and December 31, 2019, respectively.

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

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Based on its evaluation, the Company believes that it has no significant unrecognized tax positions. The Company’s evaluation was performed for the tax years ended December 31, 2016 through 2019, which are the tax years that remain subject to examination by major tax jurisdictions as of September 30, 2020. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

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

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the three and nine months ended September 30, 2020 and 2019:

	For the Three Months Ended
	September 30,
	2020	2019
Basic and diluted earnings per share calculation:
Net income to common stockholders	$78,861	$531,035
Weighted average number of common shares outstanding - basic	$4,486,788	$4,493,777
Basic net income per share	$0.02	$0.12
Weighted average number of common shares outstanding - diluted	$4,494,758	$4,500,862
Diluted net income per share	$0.02	$0.12

	For the Nine Months Ended
	September 30,
	2020	2019
Basic and diluted earnings per share calculation:
Net income to common stockholders	$111,247	$805,753
Weighted average number of common shares outstanding - basic	$4,486,788	$4,497,435
Basic net income per share	$0.02	$0.18
Weighted average number of common shares outstanding - diluted	$4,495,569	$4,503,138
Diluted net income per share	$0.02	$0.18

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

In September of 2020 the Company was granted a Patent (U.S. patent #10,769,885 B2) on its April 2017 application 15/946,227 “SYSTEMS AND METHODS OF FACILITATING INTERACTIONS BETWEEN AN ELECTRONIC GAMING MACHINE, GAME PLAYER, AND A CONTROL SYSTEM”.  In addition, the Company renewed its Trademark claim for “Table Trac” which was granted July 31, 2018 Reg. No. 5,529,779 and made a new Trademark claim on its “CasinoTrac” brand which is pending.

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

During the third quarter of 2020, the Company delivered two casino management systems and expanded two systems for two existing customers. At the end of the quarter, the Company had casino management systems, table games management systems and ancillary products installed with on-going support and maintenance contracts with over 100 casino operators in over 170 casinos worldwide.

Results of Operations – Three Months Ended September 30, 2020 Compared to Three months ended September 30, 2019

During the three months ended September 30, 2020, the income from operations was $94,780 compared to income from operations of $650,283 for the three months ended September 30, 2019. The major components of revenues, cost of sales and selling, general and administrative expenses, and the reasons for changes in each, are discussed below.

Revenues

Revenues totaled $1,288,559 for the three months ended September 30, 2020 compared to $2,438,819 for the three months ended September 30, 2019.

Refer to Note 1 – Revenue, disaggregated revenues by major product line table

During the three months ended September 30, 2020, the Company delivered two new systems and expanded two existing customers. During the same period in 2019, the Company delivered five systems. The average contract value of systems delivered in 2020 was smaller than the systems delivered in the same period in 2019.  In the periods presented, the Company continues to recognize revenue as payments become due for systems that were previously installed and for which revenue was deferred.

Cost of Sales

Cost of sales decreased to $349,998 for the three months ended September 30, 2020 from $448,885 for the three months ended September 30, 2019 due to a decrease in systems sales in 2019.  The following table summarizes our cost of sales for the three months ended September 30, 2020 and 2019, respectively:

	For the Three Months Ended September 30,
	2020	2019	2020	2019
			(percent of revenues)
System	$239,291	$68,967	18.6%	2.8%
Maintenance	90,495	160,457	7.0%	6.6%
Service and other	20,212	219,461	1.5%	9.0%
Total cost of sales	$349,998	$448,885	27.2%	18.4%
Gross profit	$938,560	$1,989,934	72.8%	81.6%

The Company’s gross profit was 72.8% and 81.6% for the three months ended September 30, 2020 and 2019, respectively. This decrease is due to system sales involving refurbished units which lowered the per unit pricing on system hardware sold during the three months ended September 30, 2019, and no such transactions for the three months ended September 30, 2020.  The system sales involving refurbished units was a unique situation and will most likely not occur in future periods.

Selling, General and Administrative Expenses

For the three months ended September 30, 2020, selling, general and administrative expenses were $843,781 compared to $1,339,651 for the same period in 2019. This decrease of approximately $496,0000 is due primarily to reduced cost relating to sales and marketing efforts as a result of the COVID pandemic.

Interest Income

For the three months ended September 30, 2020, interest income was $5,381 compared to $10,752 for the same period in 2019.

Tax Provision

The income tax expense for the three months ended September 30, 2020 was $21,300 compared to an income tax expense of $130,000 for the same period in 2019. The effective rate fluctuates significantly due to fluctuations in periodic net income (loss) and changes in state apportionment rates.

Net Income

Income before taxes for the three months ended September 30, 2020, was $100,161 compared to income before taxes of $661,035 for the same period in 2019. Net income for the three months ended September 30, 2020 was $78,861 compared to net income of $531,035 for the same period in 2019. The basic and diluted income per share was $0.02 compared to income per share of $0.12 for the three months ended September 30, 2020 and 2019, respectively.

Backlog

The Company’s backlog generally consists of incomplete system installations and expansion of offerings for currently installed and supported systems.

The Company had three projects in its backlog at September 30, 2020. The Company had two projects in its backlog as of September 30, 2019.

Subsequent to September 30, 2020, the Company has signed one new system contract.

The Company is currently serving gaming establishments in fourteen U.S. states, as well as countries in Central and South America, the Caribbean and Australia. The Company aims to pursue further opportunities and strategic partnerships.

Results of Operations – Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

During the nine months ended September 30, 2020, the income from operations was $58,989 compared to income from operations of $941,689 for the nine months ended September 30, 2019. The major components of revenues, cost of sales and selling, general and administrative expenses, and the reasons for changes in each, are discussed below.

Revenues

Revenues totaled $3,808,486 for the nine months ended September 30, 2020 compared to $6,061,788 for the nine months ended September 30, 2019.

Refer to Note 1 – Revenue, disaggregated revenues by major product line table

During the nine months ended September 30, 2020, the Company delivered seven system and expanded two existing customers. During the same period in 2019, the Company delivered nine systems, signed a licensing agreement and an exclusive supplier installed our system in fourteen locations in Australia.

The average contract value of systems delivered in 2020 was smaller than the systems delivered in the same period in 2019.  In the periods presented, the Company continues to recognize revenue as payments become due for systems that were previously installed and for which revenue was deferred.

Cost of Sales

Cost of sales decreased to $935,422 for the nine months ended September 30, 2020 from $1,577,328 for the nine months ended September 30, 2019 due to an decrease in the size of systems sales in 2020.  The following table summarizes our cost of sales for the nine months ended September 30, 2020 and 2019, respectively:

	For the Nine Months Ended September 30,
	2020	2019	2020	2019
			(percent of revenues)
System	$678,413	$802,848	17.8%	13.2%
Maintenance	201,531	336,957	5.3%	5.6%
Service and other	55,477	437,523	1.5%	7.2%
Total cost of sales	$935,422	$1,577,328	24.6%	26.0%
Gross profit	$2,873,064	$4,484,460	75.4%	74.0%

The Company’s gross profit was 75.4% and 74% for the nine months ended September 30, 2020 and 2019, respectively.  This increase is primarily due to the higher mix of lower margin hardware sold with the systems during the nine months ended September 30, 2020.

Selling, General and Administrative Expenses

For the nine months ended September 30, 2020, selling, general and administrative expenses were $2,814,075 compared to $3,542,771 for the same period in 2019. This decrease of approximately $729,000 is due to a decrease in legal fees and expenses related to sales and marketing efforts, including gaming shows attended during 2019 that we did not attend during 2020, due to the COVID pandemic.

Interest Income

For the nine months ended September 30, 2020, interest income was $74,758 compared to $39,064 for the same period in 2019.  This increase of approximately $36,000 is due to recognizing interest income for the financing component of a significant contract during the nine months ended September 30, 2020, and no similar transactions during the nine months ended September 30, 2019.

Tax Provision

The income tax expense for the nine months ended September 30, 2020 was $22,500 compared to an income tax expense of $175,000 for the same period in 2019. The effective rate fluctuates significantly due to fluctuations in periodic net income and changes in state apportionment rates.

Net Income

Income before taxes for the nine months ended September 30, 2020, was $133,747 compared to income before taxes of $980,753 for the same period in 2019. Net income for the nine months ended September 30, 2020 was $111,247 compared to net income of $805,753 for the same period in 2019. The basic and diluted income per share was $0.02 compared to income per share of $0.18 for the nine months ended September 30, 2020 and 2019, respectively.

Liquidity and Capital Resources

Management believes that the Company has adequate cash to meet its obligations and continue operations for both existing customer contracts and ongoing product development for at least the next 12 months from the date of this filing. In February 2020, the Company obtained a $500,000 line of credit with a lender.  In April 2020, the Company obtained a $473,400 Paycheck Protection Program Loan to provide liquidity, as noted below.  The Company’s primary sources of liquidity are cash, receivables and potentially other current assets. Management is not aware of any trends or any known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the registrant’s liquidity increasing or decreasing in any material way.

Cash provided by operations for the nine months ended September 30, 2020 was approximately $218,000 compared to cash provided by operation of $521,000 for the period ending September 30, 2019. This decrease was a result of a number of factors including a decrease in net receivables and prepaid expenses. These increases were offset by an increase in inventory and a decrease in accounts payable and accrued expenses. Additionally, during 2020 more sales have been impact sales (revenue recognized immediately) rather than deferred sales, as such there has been a large reduction in contract liabilities as deferred revenue is being recognized.

There was no cash used for investing activities for the nine months ended September 30, 2020 .

Cash provided by financing activities was $473,400 as a result of the Paycheck Protection Program Loan for the nine months ended September 30, 2020 .

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of September 30, 2020.

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

As of September 30, 2020, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective as of September 30, 2020. There were no changes in our internal controls over financial reporting during our most recently completed reporting period that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 12, 2020	Table Trac, Inc.
(Registrant)

	By:	/s/ Chad Hoehne
Chad Hoehne Chief Executive Officer (principal executive officer)

By:	/s/ Randy Gilbert
Randy Gilbert Chief Financial Officer (principal financial and accounting officer)