Form 10-K
period 2020-12-31
TABLE TRAC INC
filed 2021-03-31
CIK 1090396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2020 was approximately $8.9 million based on the closing sales price of the registrant’s common stock on that date ($2.90 per share). As of March 31 2021, the registrant had outstanding 4,506,788 shares of common stock, $.001 par value per share.

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

TABLE TRAC INSTALLATIONS

Table Trac currently has casino management systems, table games management systems and ancillary products installed with on-going support and maintenance contracts with 100 casino operators in over 180 casinos worldwide in the U.S., Australia, Caribbean, Central and South America.

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

EMPLOYEES

As of December 31, 2020, the Company had 24 full-time equivalents with an employee headcount of 24.

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

RECENT DEVELOPMENTS

The Company signed eight new customer contracts in 2020 and expanded the Company’s presence in Minnesota, Nevada, Oklahoma and South Dakota. At the end of 2020, the Company had casino management systems, table games management systems and ancillary products installed with on-going support and maintenance contracts with 100 casino operators in over 170 casinos worldwide.

At the Company’s annual shareholder meeting in October 2020, the Company’s shareholders re-elected Thomas Mertens and William Martinez as its independent board members; along with one of the Company’s current officers, Chad Hoehne, Table Trac’s, President, Chief Technical Officer and founder, and now its Chief Executive Officer. The board elected Mr. Hoehne as Chairman of the Board, while Mr. Mertens was elected to serve as chairman of the audit and compensation committees. Mr. Martinez was elected to serve as chairman of the compliance committee.

During 2020, due to the COVID-19 pandemic the most of the industry's trade shows and conferences were cancelled.  The company did participate in the Fantini virtual tradeshow and the Global Gaming Virtual Expo (G2E).  The Company holds licenses in Colorado, Iowa, Maryland, Minnesota, Nevada and pending in California, which allows the Company to pursue sales in these territories.

In February 2020, the Company obtained a $500,000 line of credit with a lender.  The Company has renewed this line of credit through February 2022.

On April 14, 2020, the Company entered into a Promissory Note with Alerus Financial, N.A. (the “Promissory Note”), which provides for an unsecured loan of $473,400 pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act and applicable regulations (the “CARES Act”). Forgiveness of the Promissory Note will be determined in accordance with the provisions of the CARES Act and applicable regulations. The Company used the entire loan amount for designated qualifying expenses and to applied for forgiveness of the loan in accordance with the terms of the PPP on September 16, 2020.  Notice of PPP forgiveness payment was received on December 21, 2020.

Impact of COVID-19 on Our Business.

The COVID-19 pandemic has and will continue to impact the economy and will likely continue to adversely affect our business. As of the date of this filing, uncertainty exists concerning the magnitude of the impact and duration of the pandemic. The company continues to operate while adhering to social distancing and state orders. Some of our customers have and will temporarily close or will be operating at a diminished capacity which may negatively impact revenue. The pandemic may shift industry demand for installing and replacing existing casino management systems, impact sales and gross margins in the future, limit our ability to secure products we sell due to supplier and manufacturer shortages, limit the ability of our employees to perform their work due to illness caused by the pandemic and local, state, or federal orders requiring employees to remain at home, limit the ability of carriers to deliver our products to customers, limit the ability of our customers to conduct their business and purchase our products and services, and limit the ability of our customers to pay us on a timely basis.

As described above, in April 2020 we applied and were approved for a Paycheck Protection Program (PPP) loan through the Small Business Administration. This loan was forgiven on December 21, 2020.

To ensure that our business can continue to operate during this uncertain time, in February 2021 we applied and were approved for a second draw of the Paycheck Protection Program (PPP) loan through the Small Business Administration. This loan will allow us to continue to employ all existing employees to service our client base.

With respect to liquidity, we continue to evaluate and take actions to reduce costs and spending across our organization. This includes reducing hiring activities, adjusting pay programs, and limiting discretionary spending.

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

Item 1A. Risk Factors.

Risk Factors Relating to Our Business

Our business may be adversely impacted by the COVID-19 pandemic.

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

Risk Factors Relating to Intellectual Property

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

Risks Factors Relating to Regulation

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

Risk Factors Related to the Securities Markets and Ownership of Our Common Stock

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

Additionally, the Company has a lease on additional office space in Oklahoma City, Oklahoma which expires on August 31, 2022. The monthly rent payment is approximately $1,150 excluding operating expenses.

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

Holders: As of March 31, 2021, the Company had outstanding 4,506,788 shares of common stock held by approximately 62 holders of record.

Dividends: No dividends were declared or paid in 2020 or 2019, and the Company does not expect to pay dividends in the near future.

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

The Company had one project in its backlog at December 31, 2019. The Company had two projects in its backlog as of December 31, 2020.

Subsequent to December 31, 2020, the Company has three signed new contracts with customers.

The Company is currently serving gaming establishments in thirteen U.S. states, as well as countries in Central and South America, the Caribbean and Australia. The Company aims to pursue further opportunities and strategic partnerships.

LIQUIDITY AND CAPITAL RESOURCES

Management believes that the Company has adequate cash to meet its obligations and continue operations for both existing customer contracts and ongoing product development for at least the next 12 months from the date of this filing. In February 2020, the Company obtained a $500,000 line of credit with a lender. The Company’s primary sources of liquidity are cash, receivables and potentially other current assets. In February 2021 we applied and were approved for a second draw in the amount of $473,400 of the Paycheck Protection Program (PPP) loan through the Small Business Administration. This loan will allow us to continue to employ all existing employees to service our client base.  Management is not aware of any trends or any known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the registrant’s liquidity increasing or decreasing in any material way.

The Company’s cash position at December 31, 2020 was $1,731,869, an increase of $468,107 from $1,263,762 at December 31, 2019. Net cash flows used by operating activities during the year ended December 31, 2020 were approximately $5,293 compared to cash provided by operating activities of $55,131 for the same period in 2019. This decrease of $60,424 was primarily due to a decrease in income from operations and net changes in accounts receivable and payables.

Net cash used in investing activities was $0 during the year ended December 31, 2020, compared to $28,445 for the same period in 2019. This decrease of $28,445 was due to no capital expenditures during 2020.

Net cash provided in financing activities was $473,400 during the year ended December 31, 2020, compared to cash used of $53,721 for the same period in 2019. This increase of $527,121 was caused primarily by the company receiving funds from the PPP loan during 2020.

On December 31, 2020, total stockholders’ equity was $4,693,493 compared to $4,357,224 in 2019, an increase of $336,269 or 7.7%, which was primarily due to 2020 net income.

RESULTS OF OPERATIONS, YEAR ENDED December 31, 2020 COMPARED TO YEAR ENDED December 31, 2019

The most significant events that affected the 2020 results of operations were the Company’s (1) installation of ten casino management systems at nine operating entities; and (2) expansion in Minnesota, Nevada, Oklahoma and South Dakota.

See Note 1: Revenue, disaggregated revenues by major product line table

Total revenues decreased $3,507,020, a 44.3% decrease, due to fewer and smaller installations as a result of the COVID-19 pandemic in 2020 as compared to 2019. System sales decreased $2,048,180, a 56% decrease, due to the smaller amount of systems that were installed in 2020 compared to 2019. Maintenance revenue decreased $214,716, an 8% decrease, due to an increase in COVID-19 related customer credits issued during 2020. Service and other revenue, which includes promotional kiosk software sales and licensing agreements decreased $1,244,124, as a result of the one time licensing agreement with a customer in Japan that occurred in 2019.

During 2020, the Company delivered a total of ten systems in the United States. Some of the revenue for the installations  did not meet our collectability criterion, and will be recognized upon receipt of customers payments. During 2019, the Company delivered 29 systems.

Cost of sales decreased to $1,073,523 in 2020 from $2,457,077 in 2019. The decrease of  $1,383,554 was primarily due to fewer and smaller installations as a result of the COVID-19 pandemic. The following table summarizes our cost of sales:

	Years ended December 31,
	2020	2019	2020	2019
		(As Restated)		(As Restated)
			(percent of revenues)	(percent of revenues)
System	$460,540	$1,554,606	10.5%	19.7%
Maintenance	371,205	449,157	8.4%	5.7%
Service and other	241,778	453,314	5.5%	5.7%
Total cost of sales	$1,073,523	$2,457,077	24.3%	31.1%
Gross profit	$3,327,918	$5,451,384	75.7%	68.9%

The gross profit in 2020 was $3,327,918 or 76% of sales compared with $5,451,384 or 69% of sales in 2019. This decrease is primarily due to the number of smaller unit sales in 2020 verses 2019.

Total operating expenses decreased to $3,670,912 in 2020 from $4,528,567 in 2019. This 19% decrease of $857,655 was primarily due to the decrease in marketing and sales activities in 2020 compared to 2019 as a result of COVID-19.

The income tax benefit was $97,000 in 2020, for an effective rate of -46.21%, compared to income tax expense of $174,000 for an effective rate of 17.8% in 2019. The decrease in effective rates is primarily due to the nontaxability of the Paycheck Protection Program loan forgiveness.

Other income was $473,400 in 2020 as compared to $0 in 2019.  This increase was comprised of the PPP loan forgiveness income.

The net income for 2020 was $ 306,893 compared to net income of $ 805,265 for 2019, which is a decrease of  $498,372.

The basic and diluted earnings per share in 2020 were $ 0.07 compared to basic and diluted earnings per share of $ 0.18 in 2019.

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

System Sales

Revenue is recognized upon transfer of control of promised products and services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. We enter into contracts that can include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. Revenue is recognized net of any taxes collected, when applicable from customers, which are subsequently remitted to governmental authorities.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is a unit of account in ASC 606. A majority of the Company’s systems sales have multiple performance obligations including an obligation to deliver a casino management system and another to provide maintenance services. For system sales with multiple performance obligations, the Company allocates revenue to each performance obligation based on its SSP. See discussion with in the significant judgement paragraph regarding our determination of SSP.  At contract inception, management assesses whether it is probable that the company will collect substantially all of the consideration to determine whether the contract meets the criterion for collectability.  The revenue allocated to the casino management system is recognized upon installation.  The Company occasionally enters into contracts that include multiple sites; management has determined that each site installation is a separate performance obligation. In these instances, the Company recognizes revenue upon completion of each performance obligation. In addition, the Company has a contract with a reseller who purchases and resells the Company’s products; monthly the reseller notifies the Company of their successful installations, and submits an invoice to the Company for those installations.  The Company also analyzes its standard business practice of using long-term contracts and the history of collecting on extended payment term contracts which include a significant financing component which is usually a market interest rate. The associated interest income is reflected accordingly on the statement of operations.

Management’s assessment of collectability at both contract inception and on an ongoing basis resulted in the determination that some of our contracts did not meet the criterion for collectability.  The balance of these contracts are not included as part of accounts receivable on the balance sheet.  Accordingly, for these contracts whereby the collectability criterion has not been met, revenue will be recognized as payments are received.

Maintenance Revenue

Maintenance revenue is recognized ratably over the contract period. The SSP for maintenance is based upon the renewal rate for contracted services.

Service Revenue and Other Revenue

Service revenue is recognized upon completion of the services and are billed in arrears. The SSP for service revenue is established based upon actual selling prices for the services or prior similar arrangements.

The Company offers qualified customers a licensing agreement. Licensing revenue is recognized after the intellectual property (CMS system), the performance obligation, is delivered and in its operational and functional state. The stand-alone selling price for licensing revenue is established based upon actual selling prices for the license.

See also Note 1.

Accounts Receivable / Allowance for Doubtful Accounts

Accounts receivable are initially recorded at the invoiced amount and carried on the balance sheet at net realizable value as of each balance sheet date.  For receivables related to contracts that contain an interest rate, interest is recorded upon receipt to interest income on the statements of operations. An allowance for doubtful accounts is recorded when the Company believes the amounts may not be collected. Management believes that receivables, net of the allowance for doubtful accounts, are fully collectible. Accounts receivable are written off when management determines collection is no longer likely. While the ultimate result may differ, management believes that any write-off not allowed for will not have a material impact on the Company’s financial position.

Inventory

Inventory, consisting of finished goods, is stated at the lower of cost or net realizable value. The average cost method (which approximates first in, first out method) is used to value inventory. Inventory is reviewed annually for the lower of cost or net realizable value and obsolescence. Any material cost found to be above market value or considered obsolete is written down accordingly. The Company had $45,045 and $0 of obsolescence reserves at December 31, 2020 and 2019, respectively.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Table Trac, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Table Trac, Inc. (the Company) as of December 31, 2020 and 2019, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Correction of Misstatements

As discussed in Note 2 to the financial statements, the 2019 financial statements have been restated to correct misstatements.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition

Description of the Matter

As described in Note 1 to the financial statements, the Company recognizes revenue when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products or services.  The Company enters into contracts with its customers that may contain multiple performance obligations including hardware, software, installation services, training, and maintenance. Significant judgment may be required by the Company in determining revenue recognition specific to these contracts with multiple performance obligations, and includes the following:

●	Assessing collectability of contracts with customers.
●

Determination of whether hardware, software, installation services, training, and maintenance are considered distinct performance obligations that should be accounted for separately or combined as one unit of accounting.

●	Determination of stand-alone selling prices for each distinct performance obligation, particularly for performance obligations not sold separately.

Given these factors, the related audit effort in evaluating management’s judgments in determining revenue recognition for these customer agreements was extensive and required a high degree of auditor judgment.

How We Addressed the Matter in Our Audit

Our audit procedures related to revenue recognition included the following, among others:

●	We evaluated the Company’s accounting policies and related disclosures for compliance with applicable revenue recognition accounting guidance.
●

We obtained an understanding of the design and implementation of internal controls related to the Company’s revenue recognition process, including the assessment of collectability, identification of performance obligations and allocation of transaction price.

●	We selected a sample of transactions and performed the following procedures:
o	Tested the existence and accuracy of the transaction by obtaining and agreeing terms to the underlying source documents.
o	Evaluated management’s identification of distinct performance obligations and management’s determination of the standalone selling prices.
o	We tested management’s assessment of collectability by obtaining an understanding of the facts and circumstances considered, and judgments applied.
o	Evaluated whether the transaction was accounted for in accordance with the Company’s revenue and related costs policies.

/s/ Boulay PLLP

We have served as the Company’s auditor since 2015.

Minneapolis, Minnesota

March 31, 2021

TABLE TRAC, INC.

BALANCE SHEETS

	December 31,	December 31,
	2020	2019
ASSETS		(As Restated)
CURRENT ASSETS
Cash and cash equivalents	$1,731,869	$1,263,762
Accounts receivable, net of allowance for doubtful accounts of $77,623 and $42,623 at December 31, 2020 and December 31, 2019, respectively.	1,303,724	2,251,619
Inventory, net	1,748,414	1,263,589
Prepaid expenses	311,170	379,982
Income tax receivable	97,273	167,673
TOTAL CURRENT ASSETS	5,192,450	5,326,625

LONG-TERM ASSETS
Accounts receivable - Long-term	33,783	90,870
Property and equipment, net	30,843	74,149
Operating lease right-of-use assets	46,810	77,922
TOTAL LONG-TERM ASSETS	111,436	242,941
TOTAL ASSETS	$5,303,886	$5,569,566

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$104,362	$367,730
Payroll liabilities	41,641	44,498
Customers deposits	163,709	253,709
Current portion of operating lease liabilities	40,742	53,538
TOTAL CURRENT LIABILITIES	350,454	719,475

LONG-TERM LIABILITIES
Operating lease liabilities	8,939	27,867
Deferred tax liability	251,000	465,000
TOTAL LIABILITIES	610,393	1,212,342

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 25,000,000 shares authorized: 4,656,734 shares issued; and 4,506,788 shares outstanding at December 31, 2020 and 2019.	4,507	4,507
Additional paid-in capital	1,876,970	1,847,594
Retained earnings	3,057,647	2,750,754
	4,939,124	4,602,855
Treasury stock, 149,946 shares (at cost) at December 31, 2020 and 2019.	(245,631)	(245,631)
TOTAL STOCKHOLDERS’ EQUITY	4,693,493	4,357,224

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,303,886	$5,569,566

See Note 2 for impact of restatement

The accompanying notes are an integral part of these financial statements.

TABLE TRAC, INC.

STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2020	2019
		(As Restated)
Revenues	$4,401,441	$7,908,461
Cost of sales	1,073,523	2,457,077
Gross profit	3,327,918	5,451,384
Operating expenses:
Selling, general and administrative	3,670,912	4,528,567
Income (loss) from operations	(342,994)	922,817
Other income	473,400	0
Interest income	79,487	56,448
Income before taxes	209,893	979,265
Income tax expense (benefit)	(97,000)	174,000
Net income	$306,893	$805,265
Net income per share - basic	$0.07	$0.18
Net income per share - diluted	$0.07	$0.18
Weighted-average shares outstanding - basic	4,486,788	4,491,135
Weighted-average shares outstanding - diluted	4,497,599	4,500,027

See Note 2 for impact of restatement

The accompanying notes are an integral part of these financial statements.

TABLE TRAC, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock Outstanding		Additional
	Number of	Par	Paid-in	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total
BALANCE, December 31, 2018 (As Restated)	4,528,669	$4,529	$1,795,955	$1,945,489	$(196,526)	$3,549,447
Stock compensation expense	0	0	44,562	0	0	44,562
Stock issued for service	0	0	9,450	0	0	9,450
2019 Shares repurchased into treasury	(25,000)	(25)	0	0	(51,475)	(51,500)
Common stock issued to non-employee and employees and board member from treasury	3,119	3	(2,373)	0	2,370	0
2019 Net income (As Restated)	0	0	0	805,265	0	805,265
BALANCE, December 31, 2019 (As Restated)	4,506,788	$4,507	$1,847,594	$2,750,754	$(245,631)	$4,357,224
Stock compensation expense	0	0	29,376	0	0	29,376
2020 Net income	0	0	0	306,893	0	306,893
BALANCE, December 31, 2020	4,506,788	$4,507	$1,876,970	$3,057,647	$(245,631)	$4,693,493

See Note 2 for impact of restatement

The accompanying notes are an integral part of these financial statements.

TABLE TRAC, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2020	2019
OPERATING ACTIVITIES		(As Restated)
Net income	$306,893	$805,265
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	43,306	47,952
Gain on sale of asset	0	(25,713)
Deferred income taxes	(214,000)	(15,000)
Bad debt expense	64,378	20,800
Stock issued for services	0	9,450
Stock compensation expense	29,376	44,562
Inventory obsolescence reserve	45,045	0
Paycheck Protection Program (PPP) loan forgiveness income	(473,400)	0
Changes in operating assets and liabilities:
Accounts receivable	940,604	33,257
Inventory	(529,870)	(501,424)
Prepaid expenses	68,812	(43,921)
Income taxes receivable	70,400	(220,700)
Accounts payable, accrued expenses and other	(263,980)	(74,304)
Payroll liabilities	(2,857)	10,112
Customer deposits	(90,000)	(35,205)
Net cash provided by (used in) operating activities	(5,293)	55,131
INVESTING ACTIVITIES
Proceeds from sale of Colombian receivables	0	7,000
Capital expenditures	0	(35,445)
Net cash used in investing activities	0	(28,445)
FINANCING ACTIVITIES
Payments on notes payable	0	(2,221)
Repurchase of common stock	0	(51,500)
Proceeds from Paycheck Protection Program loan	473,400	0
Net cash provided by (used) in financing activities	473,400	(53,721)

NET INCREASE (DECREASE) IN CASH	468,107	(27,035)

CASH
Beginning of period	1,263,762	1,290,797
End of period	$1,731,869	$1,263,762

Non-cash investing and financing activities:
Treasury stock cost related to compensation	$0	$2,370
Note from sale of Colombian receivables	$0	$800

Supplemental cash flow information:
Operating cash outflow for operating leases	$62,571	$65,166

See Note 2 for impact of restatement

The accompanying notes are an integral part of these financial statements.

TABLE TRAC INC.

Notes to Financial Statements

December 31, 2020 and 2019

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company’s use of estimates and assumptions include: for revenue recognition, determining collectability,  the nature and timing of satisfaction of performance obligations, and determining the standalone selling price (SSP) of performance obligations, and other obligations, realizability of accounts receivable, the valuation of deferred tax assets and liabilities and inventory valuation. Actual results could differ from those estimates and the difference could be significant.

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

Major Customers

The following table summarizes major customer’s information for the years ended December 31, 2020 and 2019:

	For the Years ended December 31,
	2020		2019
	% Revenues	% AR	% Revenues	% AR
			(As Restated)	(As Restated)
Major	10.2%	40.5%	30.6%	49.4%
All Others	89.8%	59.5%	69.4%	50.6%
Total	100.0%	100.0%	100.0%	100.0%

A major customer is defined as any customer that represents at least 10% of revenue or outstanding account receivable for a given period.

Revenue Recognition

The Company derives revenues from the sales of systems, licenses and maintenance fees, and services, and rental agreements.

System Sales

Revenue is recognized upon transfer of control of promised products and services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. We enter into contracts that can include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. Revenue is recognized net of any taxes collected, when applicable from customers, which are subsequently remitted to governmental authorities.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is a unit of account in ASC 606. A majority of the Company’s systems sales have multiple performance obligations including an obligation to deliver a casino management system and another to provide maintenance services. For system sales with multiple performance obligations, the Company allocates revenue to each performance obligation based on its SSP. See discussion with in the significant judgement paragraph regarding our determination of SSP.  At contract inception, management assesses whether it is probable that the company will collect substantially all of the consideration to determine whether the contract meets the criterion for collectability.  The revenue allocated to the casino management system is recognized upon installation.  The Company occasionally enters into contracts that include multiple sites; management has determined that each site installation is a separate performance obligation. In these instances, the Company recognizes revenue upon completion of each performance obligation. In addition, the Company has a contract with a reseller who purchases and resells the Company’s products; monthly the reseller notifies the Company of their successful installations, and submits an invoice to the Company for those installations.  The Company also analyzes its standard business practice of using long-term contracts and the history of collecting on extended payment term contracts which include a significant financing component which is usually a market interest rate. The associated interest income is reflected accordingly on the statement of operations.

Management’s assessment of collectability at both contract inception and on an ongoing basis resulted in the determination that some of our contracts did not meet the criterion for collectability.  The balance of these contracts are not included as part of accounts receivable on the balance sheet.  Accordingly, for these contracts whereby the collectability criterion has not been met, revenue will be recognized as payments are received.

Maintenance Revenue

Maintenance revenue is recognized ratably over the contract period. The SSP for maintenance is based upon the renewal rate for contracted services.

Service Revenue and Other Revenue

Service revenue is recognized upon completion of the services and are billed in arrears. The SSP for service revenue is established based upon actual selling prices for the services or prior similar arrangements.

The Company offers qualified customers a licensing agreement. Licensing revenue is recognized after the intellectual property (CMS system), the performance obligation, is delivered and in its operational and functional state. The stand-alone selling price for licensing revenue is established based upon actual selling prices for the license.

The following table summarizes disaggregated revenues by major product line for the years ended December 31, 2020 and 2019, respectively:

	Years ended December 31,
	2020	2019	2020	2019
		(As Restated)		(As Restated)
			(percent of revenues)
System revenue	$1,614,594	$3,662,774	36.7%	46.3%
Maintenance revenue	2,615,024	2,829,740	59.4%	35.8%
Service and other revenue	171,823	1,415,947	3.9%	17.9%
Total revenues	$4,401,441	$7,908,461	100.0%	100.0%

Significant Judgments

Contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment.

Judgment is required to determine the SSP for each distinct performance obligation. We use a single amount to estimate SSP when we sell a product or service separately.

In instances where SSP is not directly observable, such as when we do not sell the product or service separately, we determine the SSP using information that may include market conditions and other observable inputs. We typically have more than one SSP for individual products and services due to the stratification of those products and services by customers and circumstances. In these instances, we perform a gross margin analysis using information such as the size of the customer and geographic region in determining the SSP.

The collectability assessment requires the company to use judgement and consider all relevant facts and circumstances.

We evaluate the interest rates in customer contracts with extended payment terms, representing a significant financing component. These rates range from approximately 1% to 6% and we believe those to be appropriate market interest rates for the financing component.

Geographic Concentrations

The Company sells its technologies and services to casinos in the United States, Australia, Japan, the Caribbean and countries in both Central and South America. For 2020 and 2019, 94% and 73% of the Company’s revenues were from the United States, 0% and 16% from Japan and 1% and 5% from Australia, respectively.

As of December 31, 2020 and 2019, 86% and 88% of the Company’s accounts receivable were from the United States and 9% and 3% from Australia, respectively.

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

Accounts Receivable / Allowance for Doubtful Accounts

Accounts receivable are initially recorded at the invoiced amount and carried on the balance sheet at net realizable value as of each balance sheet date.  For receivables related to contracts that contain an interest rate, interest is recorded upon receipt to interest income on the statements of operations. An allowance for doubtful accounts is recorded when the Company believes the amounts may not be collected. Management believes that receivables, net of the allowance for doubtful accounts, are fully collectible. Accounts receivable are written off when management determines collection is no longer likely. While the ultimate result may differ, management believes that any write-off not allowed for will not have a material impact on the Company’s financial position.

Inventory

Inventory, consisting of finished goods, is stated at the lower of cost or net realizable value. The average cost method (which approximates the first in, first out method) is used to value inventory. Inventory is reviewed quarterly for the lower of cost or net realizable value and obsolescence. Any material cost found to be above net realizable value or considered obsolete is written down accordingly. Based on that evaluation, the Company had $45,045 and $0 of obsolescence reserve at December 31, 2020 and 2019.  The total inventory value was $1,748,414 and $1,263,589 as of December 31, 2020 and 2019, respectively, which included work-in-process of $140,022 and $7,442 as of December 31, 2020 and 2019, respectively, and the remaining amount is comprised of finished goods. At December 31, 2020 and 2019 the Company had $0 and $102,000 of prepaid inventory as a component of prepaid expenses and other current assets, respectively.

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

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Based on its evaluation, the Company believes that it has no significant unrecognized tax positions. The Company’s evaluation was performed for the tax years ended December 31, 2016 through 2019, which are the tax years that remain subject to examination by major tax jurisdictions as of December 31, 2020. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to its financial results. In accordance with current guidance, the Company classifies interest and penalties as income tax expense as incurred.

Research and Development

Expenditures for research and product development costs are expensed as incurred. Research and development expenses were $283,421 and $272,156 for the years ended December 31, 2020 and 2019, respectively, and is included in selling, general and administrative expenses on the statements of operations.

Stock-based Compensation

The Company measures and recognizes compensation expense for all stock-based payment awards made to employees, directors and non-employees. The compensation expense for the Company’s stock-based payments is based on estimated fair values at the time of the grant.

The Company estimates the fair value of restricted stock awards on the date of grant using the closing traded price on that date. The Company’s restricted stock awards are subject to vesting requirements and the corresponding compensation is recorded ratably over the service period.

Basic and Diluted Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average shares outstanding during the reporting period. Diluted earnings per share is computed similar to basic earnings per share except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options and restricted stock shares subject to vesting. The number of additional shares is calculated by assuming that outstanding stock options were exercised and that the proceeds from the exercise were used to acquire shares of common stock at the average market price during the reporting period. Restricted stock shares are included in dilutive shares as of the beginning of the period in which the vesting conditions are satisfied. (See Note 9).

Note 2. Restatement of Previously Issued Financial Statements

The Company has restated the accompanying financial statements for the year ended December 31, 2019 and the unaudited financial statements for the three months ended and year-to-date periods ended March 31, 2020, June 30, 2020 and September 30, 2020.

The restatement reflects adjustments to correct misstatements related to the accounting treatment of the following items:

●

The costs of delivered systems related to customer contracts whereby it was determined not probable that we would collect substantially all of the consideration to which we were entitled to from the contract were previously deferred and amortized over the contract life.  The Company determined these costs are not eligible for deferral and accordingly, these costs are now reflected as an expense when the customer obtains control of the related deliverables.

●

Certain customer contracts with extended payment terms were previously determined to not qualify as a contract for accounting purposes based on an assessment of collectability performed at contract inception. The Company determined it was improperly performing the assessment of collectability of customer contracts in accordance with the revenue recognition accounting guidance under Topic 606.  In addition, the Company determined that it had improperly recorded accounts receivable and deferred revenue related to these contracts.  Management’s reassessment of collectability at both contract inception and on an ongoing basis resulted in the determination that more contracts met the criteria for collectability at contract inception an on an ongoing basis than previously determined, resulting in adjustments to revenue, accounts receivable and deferred revenue to correct these misstatements.

The impact of this correction to the applicable reporting periods for the financial statement line items impacted is as follows:

	December 31, 2019		March 31, 2020 (unaudited)		June 30, 2020 (unaudited)		September 30, 2020 (unaudited)
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Balance Sheets
Accounts Receivable (including long term)	$4,791,559	$2,342,489	$3,882,850	$1,615,474	$3,757,362	$1,989,344	$3,420,732	$1,669,570
Contract assets	$1,037,364	$0	$862,624	$0	$776,373	$0	$740,774	$0
Contract liabilities	$3,148,410	$0	$2,628,972	$0	$2,281,383	$0	$2,164,580	$0
Deferred tax liability	$543,000	$465,000	$438,000	$357,000	$433,000	$373,000	$387,000	$312,000
Stockholders' Equity	$4,617,246	$4,357,224	$4,623,402	$4,354,374	$4,664,320	$4,461,312	$4,750,525	$4,498,169

	Year ended		Three Months Ended		Three Months Ended
	December 31, 2019		March 31, 2020 (unaudited)		June 30, 2020 (unaudited)
Statements of Operations	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Revenues	$7,505,371	$7,908,461	$1,307,376	$1,125,630	$1,212,551	$1,133,071
Cost of sales	$1,715,054	$2,457,077	$401,888	$227,148	$183,536	$97,285
Gross profit	$5,790,317	$5,451,384	$905,488	$898,482	$1,029,015	$1,035,786
Selling, general and administrative expenses	$4,853,767	$4,528,567	$932,790	$937,790	$1,037,504	$975,254
Income (loss) from operations	$936,550	$922,817	$(27,302)	$(39,308)	$(8,489)	$60,532
Net income (loss)	$815,998	$805,265	$(1,188)	$(10,194)	$33,574	$81,595
Earnings (loss) per Share:
Basic	$0.18	$0.18	$(0.00)	$(0.00)	$0.01	$0.02
Diluted	$0.18	$0.18	$(0.00)	$(0.00)	$0.01	$0.02

	Six Months Ended		Three Months Ended		Nine Months Ended
	June 30, 2020 (unaudited)		September 30, 2020 (unaudited)		September 30, 2020 (unaudited)
Statements of Operations	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Revenues	$2,519,927	$2,258,701	$1,288,559	$1,188,612	$3,808,486	$3,447,313
Cost of sales	$585,424	$324,433	$349,998	$314,399	$935,422	$638,832
Gross profit	$1,934,503	$1,934,268	$938,561	$874,213	$2,873,064	$2,808,481
Selling, general and administrative expenses	$1,970,294	$1,913,044	$843,781	$843,781	$2,814,075	$2,756,825
Income (loss) from operations	$(35,791)	$21,224	$94,780	$30,432	$58,989	$51,656
Net income (loss)	$32,386	$71,401	$78,861	$29,513	$111,247	$100,914
Earnings (loss) per Share:
Basic	$0.01	$0.02	$0.02	$0.01	$0.02	$0.02
Diluted	$0.01	$0.02	$0.02	$0.01	$0.02	$0.02

There was no impact on cash as a result of these misstatements, and as such, the statement of cash flows for the corresponding adjustments reflects an adjustment to net income and to the balance sheet items, resulting in no change to cash flows from operations for all periods impacted.

We have also corrected 2018 for these misstatements, which resulted in an approximate decrease of $249,000 to stockholders' equity as of December 31, 2018.

NOTE 3. ACCOUNTS RECEIVABLE

	December 31,	December 31,
	2020	2019
		(As Restated)
Accounts receivable - Current	$1,381,347	$2,294,242
Less allowance for doubtful accounts	(77,623)	(42,623)
Accounts receivable current - net	$1,303,724	$2,251,619

Accounts receivable - Long-term	$33,783	$90,870

The allowance for accounts receivable represents management’s best estimate of probable losses in our receivables as of the date of the financial statements. The allowance provides for probable losses that have been identified with specific customer relationships and for probable losses believed to be inherent in receivables, but that have not been specifically identified.

A roll-forward of the Company’s allowance for doubtful accounts for the years ended is as follows:

	December 31,	December 31,
	2020	2019
		(As Restated)
Accounts receivable allowance, beginning of year	$42,623	$104,040
Provision adjustment	64,378	20,800
Write-off	(29,378)	(82,217)
Accounts receivable allowance, end of year	$77,623	$42,623

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at:

	December 31,	December 31,
	2020	2019
Office equipment	$49,294	$49,294
Vehicles	211,465	211,465
Total	260,759	260,759
Less: accumulated depreciation	(229,916)	(186,610)
Property and equipment, net	$30,843	$74,149

Depreciation expense totaled $43,306 and $47,952 for the years ended December 31, 2020 and 2019, respectively.

NOTE 5. DEBT

In February 2020, the Company obtained a general credit and security agreement with a lender, which provides a revolving credit line of up to $500,000 and expires on February 1, 2021, which was subsequently extended through February 1, 2022. The line of credit is collateralized by all receivables, inventory, equipment, and general intangibles of the Company. The Company had no borrowings under the credit line during the year ending December 31, 2020. Interest on outstanding borrowing is payable monthly and charged at the Prime Rate, subject to a floor of 3.75%, at December 31, 2020.

On April 14, 2020, the Company entered into a Promissory Note with Alerus Financial, N.A. (the “Promissory Note”), which provides for an unsecured loan of $473,400 pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act and applicable regulations (the “CARES Act”). Forgiveness of the Promissory Note will be determined in accordance with the provisions of the CARES Act and applicable regulations. The Company used the entire loan amount for designated qualifying expenses and to applied for forgiveness of the loan in accordance with the terms of the PPP on September 16, 2020.  Notice of PPP forgiveness payment was received on December 21, 2020, and accordingly, the Company recognized forgiveness income of $473,400 as other income on the statement of operations.

On February 8, 2021, the Company entered into a Promissory Note with Alerus Financial, N.A. (the “Promissory Note”), which provides for an unsecured loan of $473,400 pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act and applicable regulations (the “CARES Act”). The Promissory Note has a term of 2 years with a 1% per annum interest rate. Payments are deferred for 6 months from the date of the Promissory Note and the Company can apply for forgiveness of the Promissory Note after 60 days. Forgiveness of the Promissory Note will be determined in accordance with the provisions of the CARES Act and applicable regulations. Any principal and interest amounts outstanding after the determination of amounts forgiven will be repaid on a monthly basis. The Company intends to use the entire loan amount for designated qualifying expenses and to apply for forgiveness of the loan in accordance with the terms of the PPP. No assurance can be given that the Company will obtain forgiveness of the loan in whole or in part.

NOTE 6. OPERATING LEASES

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

The cost components of our operating leases were $62,271 and $65,166 for the year ended December 31, 2020 and 2019, respectively.

Maturities of our lease liabilities for all operating leases are as follows as of December 31, 2020:

Leased Facilities
2021	$42,432
2022	9,200
Total Lease Payments	51,632
Less: Interest	(1,951)
Present value of lease liabilities	$49,681

The weighted average remaining lease terms equals 1.08 years as of December 31, 2020.

NOTE 7. STOCKHOLDERS’ EQUITY

Common Stock

As of December 31, 2020, and 2019, the Company holds 149,946 common stock shares in treasury at a total cost of $245,631 for future employee and professional service provider’s issuances under the bonus program which was part of both 2018 and 2014 repurchase of shares.

Stock Repurchase Program

On January 7, 2018, the Company’s Board of Directors approved the repurchase of its outstanding shares, using management’s discretion, of its common stock from private unsolicited sellers in the open market. On May 10, 2018, the Company’s Board of Directors approved the repurchase of its outstanding common shares in an aggregate amount of up to 200,000 shares not to exceed $600,000, in both private unsolicited and open market transactions, until December 31, 2020. Company insiders are prohibited from participating in the stock repurchase program.

The Company did not repurchase any shares for its treasury during 2020.

Stock Compensation

On January 8, 2018, the Board of Directors of Table Trac, Inc. appointed Randy Gilbert as the Company’s Chief Financial Officer and awarded him 50,000 Restricted Stock shares. These shares are subject to a four year vesting schedule as follows: 20,000 shares in year one and 10,000 shares in each subsequent year. Grant date fair value of $117,500 will be recognized over the vesting period as stock compensation expense as a component of selling, general and administration expense.

The Company awarded 0 and 3,000 shares approximating $0 and $9,500 to a non-employee in exchanges for services during 2020 and 2019, respectively.

The unvested stock compensation expense is expected to be recognized over a weighted average period of approximately one year. As of December 31, 2020, the remaining unrecognized stock compensation expense approximated $29,400.

The Company has no stock options outstanding as of December 31, 2020 and 2019.

The Company has 20,000 shares of restricted stock outstanding as of December 31, 2020, 10,000 of which vested on January 8, 2021. There were 30,000 shares of restricted stock outstanding at December 31, 2019.

NOTE 8. INCOME TAXES

The income tax provision (benefit) consists of the following for the years ended December 31:

	2020	2019
		(As Restated)
Current tax expense	$117,000	$189,000
Deferred tax (benefit)	(214,000)	(15,000)
Total income tax expense (benefit)	$(97,000)	$174,000

The reconciliation between expected federal income tax rates and the Company’s effective federal tax rates is as follows for the year ended December 31:

	2020		2019
	Amount	Percent	Amount	Percent
			(As Restated)	(As Restated)
Expected federal tax	$44,100	21.0%	$205,600	21.0%
Permanent differences	2,900	1.4%	(5,400)	(0.6)%
State income tax, net of federal tax benefit	4,500	2.1%	22,600	2.3%
Research and Development tax credit	(48,000)	(22.9)%	(29,000)	0.0%
Paycheck Protection Program loan forgiven	(99,400)	(47.4)%	0	0.0%
Other	(1,100)	(0.5)%	(19,800)	(2.0)%
Total	$(97,000)	(46.3)%	$174,000	20.7%

The following table summarizes the Company’s deferred tax assets and liabilities at December 31:

	2020	2019
Current deferred tax asset (liabilities):		(As Restated)
Accounts payable and accrued expenses	$20,000	$74,000
Accounts receivable	(328,000)	(553,000)
Allowance for doubtful accounts	18,000	10,000
Inventory obsolescence	10,000	0
Prepaid expenses	(72,000)	(89,000)
Customer deposits	38,000	59,000
Net current deferred tax liability	(314,000)	(499,000)
Long-term deferred tax asset (liabilities):

NOL - State	6,000	7,000
Foreign tax credit	43,000	40,000
R&D tax credit	17,000	0
Book - Tax depreciation	(7,000)	(13,000)
Stock compensation	4,000	0
Net long-term deferred tax asset	63,000	34,000
Net deferred tax liability	$(251,000)	$(465,000)

The company has various state net operating loss carryforwards of approximately $77,000 and other Federal and state tax credit carryforwards of approximately $64,000 that expire between 2021 and 2035 if not used.  An allowance for net operating loss carryforward is recorded when the Company believes the amount may not be collected or fully utilized.  Management believes the state net operating loss carryforward is fully collectible or will be fully utilized.

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

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share:

	For the Years Ended
	December 31,
	2020	2019
Basic and diluted earnings per share calculation:		(As Restated)
Net income to common stockholders	$306,893	$805,265
Weighted average number of common shares outstanding - basic	4,486,788	4,491,135
Basic net income per share	$0.07	$0.18
Weighted average number of common shares outstanding - diluted	4,497,599	4,500,027
Diluted net income per share	$0.07	$0.18

For the year ended December 31, 2020 there were common stock equivalents that had a dilutive effect of approximately 10,800 shares.

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

As of December 31, 2020, the Company’s management carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, it was concluded the disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting, as discussed further below.

(b) REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, the Company used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework (2013).” These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Company’s assessment included extensive documenting, evaluating and testing the design and operating effectiveness of its internal control over financial reporting. Based on this evaluation, the persons serving as the Company’s principal executive officer and principal financial officer have concluded that the Company’s internal controls were not effective as of December 31, 2020 due to a material weakness in our controls over revenue recognition, primarily related to the application of the collectability criterion and recognition of contract costs.  Remediation efforts have already been implemented which primarily consists of new policies and procedures to assist management in recording transactions appropriately, particularly related to revenue and cost recognition. We plan to retain the assistance of an accounting expert to assist in the adoption of any significant new accounting pronouncements and/or the accounting for any complex transactions. We will consider this material weakness to be fully remediated once the applicable controls operate for a sufficient period of time and our management has concluded, through testing, that these controls are operating effectively, which management expects to be completed by June 30, 2021.

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

(c) CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

Other than the material weakness and remediation efforts mentioned above, there were no changes in our internal control over financial reporting during the fourth quarter of our 2020 fiscal year, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

On February 8, 2021, the Company entered into a Promissory Note with Alerus Financial, N.A. (the “Promissory Note”), which provides for an unsecured loan of $473,400 pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act and applicable regulations (the “CARES Act”). The Promissory Note has a term of 2 years with a 1% per annum interest rate. Payments are deferred for 6 months from the date of the Promissory Note and the Company can apply for forgiveness of the Promissory Note after 60 days. Forgiveness of the Promissory Note will be determined in accordance with the provisions of the CARES Act and applicable regulations. Any principal and interest amounts outstanding after the determination of amounts forgiven will be repaid on a monthly basis. The Company intends to use the entire loan amount for designated qualifying expenses and to apply for forgiveness of the loan in accordance with the terms of the PPP. No assurance can be given that the Company will obtain forgiveness of the loan in whole or in part.

The foregoing summary description of the terms and conditions of the Promissory Note does not purport to be complete and is qualified in its entirety by reference to the Promissory Note, a copy of which is filed as Exhibit 10.2 to this Annual Report on Form 10-K and is incorporated herein by reference.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

MANAGEMENT

The executive officers and directors of the Company, with a brief description, are as follows:

Chad B. Hoehne	58	Chief Executive Officer, President, Chief Technology Officer, Director, Chairman of the Board

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

Mr. Hoehne has been on the board since the Company’s founding.

Randy W. Gilbert	56	Chief Financial Officer

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

Robert R. Siqveland	76	Corporate Secretary

Mr. Siqveland is employed by Table Trac, Inc. as Director of Professional Services. Mr. Siqveland has served as Corporate Secretary since 1999. Prior to joining Table Trac, Mr. Siqveland was an investment advisor with Summit Investment and venture capitalist with Property Growth Company for 25 years, providing “seed capital” and management to over 30 companies.

Mr. Siqveland was a director at Table Trac from 1999 through 2011.

William Martinez	58	Director, Chair of the Compliance Committee

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

Mr. Martinez was elected a director at Table Trac in October 2018.

Thomas J. Mertens	56	Director, Chair of the Audit and Compensation Committee

Mr. Mertens is a graduate of St. John’s University with a degree in accounting. He became a Certified Public Accountant in 1990 and a Master Graduate of Rapport Leadership International in 2002. Since 2013, Tom has been the Chief Financial Officer for the Archdiocese of St. Paul and Minneapolis where he developed, implemented and provided oversight of processes, procedures and best practices. Tom was the CFO and Controller for Macquarie Air-Serv Holding Inc. for eight years where he provided expertise and leadership in growing the company’s revenues from $60M to $130M mainly through acquisitions. Tom began his career as an auditor for KPMG Peat Marwick in Minneapolis. Tom is a proven leader and will bring that skill and decades of experience to the Company’s Board of Directors.

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

DELINQUENT SECTION 16(A) REPORTS

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers, directors and persons considered to be beneficial owners of more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission and NASDAQ. Officers, directors and greater-than-ten-percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company by its officers and directors, or the Company’s actual knowledge of transactions involving such officers and directors, the Company believes that all such filings were filed on a timely basis for fiscal year 2020

Item 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth the cash and non-cash compensation awarded to or earned by: (i) each individual who served as the principal executive officer and principal financial officer of Table Trac during the year ended December 31, 2020; and (ii) each other individual that served as an executive officer of Table Trac at the conclusion of the year ended December 31, 2020 and who received more than $100,000 in the form of salary and bonus during such fiscal year. For purposes of this report, these individuals are collectively the “named executives” of the Company.

Name, Principal Position		Salary and Bonus	Stock Awards	Stock Option Awards	Total
Chad Hoehne,	2020	$353,325	$0	$0	$353,325
President, CTO and CEO(1)	2019	353,586	0	0	353,586
Robert Siqveland, Secretary	2020	130,135	0	0	130,135
	2019	150,093	0	0	150,093
Randy Gilbert, CFO(2)	2020	215,353	0	0	215,353
	2019	197,083	0	0	197,083

(1)

Chad Hoehne was appointed as the Company’s Chief Executive Officer on November 20, 2017. From November 20, 2017 until January 8, 2018, he also served as the interim Chief Financial Officer of the Company.

(2)	Randy Gilbert was hired as the Company’ CFO on January 8, 2018. See below regarding stock award vesting terms.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The Company had no options outstanding at December 31, 2020 for any named executives. As of December 31, 2020 Randy Gilbert, the Company’s Chief Financial Officer, has 20,000 Restricted Stock shares with a market value of $55,000. These shares are subject to vest on January 8th over three years as follows: 10,000 shares in years 2021 and 2022.

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

COMPENSATION OF DIRECTORS

Name		Compensation	Stock Awards	Stock Option Awards	Total
Chad Hoehne	2020	$0	$0	$0	$0
William Martinez(1)	2020	20,000	0	0	20,000
Thomas Mertens(2)	2020	22,000	0	0	22,000

(1)	Mr. Martinez joined the Board of Directors on October 29, 2018.

(2)	Mr. Mertens joined the Board of Directors on October 29, 2018.

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

	Common Shares	Percentage of
	Beneficially	Common
Name and Address	Owned(1)	Shares(1)
Chad Hoehne(2)	1,171,600	26.00%
Randy Gilbert(3)	45,225	1.00%
Robert Siqveland(4)	206,500	4.58%
William Martinez(5)	2,000	*
Thomas Mertens(6)	2,000	*
All directors and officers as a group(7)	1,427,325	31.67%
Zeff Capital, LP(8) 1601 Broadway, 12th floor New York, NY 10019	446,863	9.92%

*	denotes less than one percent.

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

(8)

Share figures reflected in the table are based on a December 31, 2020 Schedule 13G filing by Zeff Capital, LP, which is the Company’s most recent and best available information relating to Zeff Capital’s ownership of Company common stock. Based on the referenced communication, voting and dispositive power with respect to these shares is exercised by Zeff Capital, LP.

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm, during 2020 and 2019, Boulay PLLP, billed for the following services:

	2020	2019
Audit fees, including quarterly review of Form 10-Q	$95,000	$90,000
Tax fees	12,916	11,620
Audit-related fees (1)	15,010	24,205
All other fees	0	0
	$122,926	$125,825

The audit fees consisted of fees for the annual audit of the Company’s financial statements and the reviews of financial statements in quarterly reports on Form 10-Q.

(1)	Audit-related fees were billed for other financial, tax and operational related consulting.

Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and permissible non-audit services. All services provided by the independent auditors during 2020 and 2019 have been approved by the Audit Committee or Board of Directors.

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

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to the registrant’s annual report on Form 10-K filed on March 31, 2011).
3.4	Amendment No. 1 to Bylaws dated March 9, 2016 (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed on March 15, 2016).
4.1	Description of Table Trac, Inc. Common Stock (incorporated by reference to Exhibit 4.1 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2019).
10.1	Offer Letter by and between Table Trac Inc. and Randy W. Gilbert (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on January 12, 2018).
10.2	Promissory Note dated February 8, 2021 between Table Trac Inc. and Alerus Financial, N.A. (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2021

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