Form 10-Q
period 2021-03-31
TABLE TRAC INC
filed 2021-05-17
CIK 1090396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

or

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

As of May 17, 2021, the registrant had outstanding 4,521,988 shares of common stock, $.001 par value per share.

Table Trac, Inc.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TABLE TRAC, INC.

TABLE TRAC, INC.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2021	2020
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$2,946,441	$1,731,869
Accounts receivable, net of allowance for doubtful accounts of $77,623 at March 31, 2021 and December 31, 2020.	1,467,097	1,303,724
Inventory, net	1,530,014	1,748,414
Prepaid expenses	252,500	311,170
Net investment in sales type leases - current	37,640	0
Income tax receivable	0	97,273
TOTAL CURRENT ASSETS	6,233,692	5,192,450

LONG-TERM ASSETS
Accounts receivable - Long-term	166,090	33,783
Property and equipment, net	23,417	30,843
Net investment in sales type leases - long term	167,084	0
Investment	57,000	0
Operating lease right-of-use assets	32,788	46,810
TOTAL LONG-TERM ASSETS	446,379	111,436
TOTAL ASSETS	$6,680,071	$5,303,886

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$150,642	$104,362
Payroll liabilities	89,623	41,641
Customers deposits	245,875	163,709
Current portion of operating lease liabilities	29,082	40,742
Accrued income taxes	111,327	0
TOTAL CURRENT LIABILITIES	626,549	350,454

LONG-TERM LIABILITIES
Long-term debt	473,400	0
Operating lease liabilities	5,616	8,939
Deferred tax liability	252,000	251,000
TOTAL LIABILITIES	1,357,565	610,393

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 25,000,000 shares authorized: 4,656,734 shares issued; and 4,521,988 and 4,506,788 shares outstanding at March 31, 2021 and December 31, 2020, respectively.	4,522	4,507
Additional paid-in capital	1,877,929	1,876,970
Retained earnings	3,673,654	3,057,647
	5,556,105	4,939,124
Treasury stock, 134,746 and 149,946 shares (at cost) at March 31, 2021 and December 31, 2020, respectively.	(233,599)	(245,631)
TOTAL STOCKHOLDERS’ EQUITY	5,322,506	4,693,493

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,680,071	$5,303,886

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended
	March 31,
	2021	2020
Revenues	$2,176,973	$1,125,630
Cost of sales	460,460	227,148
Gross profit	1,716,513	898,482
Operating expenses:
Selling, general and administrative	935,985	937,790
Income (loss) from operations	780,528	(39,308)
Interest income	47,979	58,114
Income before taxes	828,507	18,806
Income tax expense	212,500	29,000
Net income (loss)	$616,007	$(10,194)
Net income (loss) per share - basic	$0.14	$(0.00)
Net income (loss) per share - diluted	$0.14	$(0.00)
Weighted-average shares outstanding - basic	4,500,672	4,486,788
Weighted-average shares outstanding - diluted	4,505,132	4,486,788

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock Outstanding		Additional
	Number of	Par	Paid-in	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total
BALANCE, December 31, 2019	4,506,788	$4,507	$1,847,594	$2,750,754	$(245,631)	$4,357,224
Stock compensation expense	0	0	7,344	0	0	7,344
Q1 2020 net loss	0	0	0	(10,194)	0	(10,194)
BALANCE, March 31, 2020	4,506,788	$4,507	$1,854,938	$2,740,560	$(245,631)	$4,354,374

BALANCE, December 31, 2020	4,506,788	$4,507	$1,876,970	$3,057,647	$(245,631)	$4,693,493
Stock compensation expense	0	0	13,006	0	0	13,006
Common stock issued to employees from treasury	15,200	15	(12,047)		12,032	0
Q1 2021 net income	0	0	0	616,007	0	616,007
BALANCE, March 31, 2021	4,521,988	4,522	1,877,929	3,673,654	(233,599)	5,322,506

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended
	March 31,
	2021	2020
OPERATING ACTIVITIES
Net income (loss)	$616,007	$(10,194)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	7,426	13,956
Deferred income taxes	1,000	(108,000)
Stock compensation expense	13,006	7,344
Bad debt expense	0	5,000
Changes in operating assets and liabilities:
Accounts receivable	(295,680)	571,015
Inventory	218,400	(636,338)
Prepaid expenses	58,670	116,051
Net investment in sales type leases	(204,724)	0
Accounts payable, accrued expenses and other	45,319	(218,853)
Payroll liabilities	47,982	26,487
Customer deposits	82,166	37,575
Income tax receivable (accrued income taxes)	208,600	137,000
Net cash provided by (used in) operating activities	798,172	(58,957)
INVESTING ACTIVITIES
Purchase of investment	(57,000)	0
Net cash used in investing activities	(57,000)	0
FINANCING ACTIVITIES
Proceeds from Paycheck Protection Program loan	473,400	0
Net cash provided by financing activities	473,400	0

NET INCREASE (DECREASE) IN CASH	1,214,572	(58,957)

CASH
Beginning of period	1,731,869	1,263,762
End of period	$2,946,441	$1,204,805

Non-cash investing and financing activities:
Treasury stock cost related to compensation	$12,047	$0

Supplemental cash flow information:
Operating cash outflow for operating leases	$14,504	$15,293

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Nature of Business and Summary of Significant Accounting Policies –

Basis of Presentation

The accompanying unaudited condensed financial statements of Table Trac, Inc. (the “Company,” or “Table Trac”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The condensed balance sheet as of March 31, 2021 and the condensed statements of operations, cash flows and stockholders’ equity for the three months ended March 31, 2021 and 2020 are unaudited but include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Table Trac, Inc. Annual Report on Form 10-K for the year ended December 31, 2020.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company’s use of estimates and assumptions include: for revenue recognition, the nature and timing of satisfaction of performance obligations, and determining the standalone selling price (“SSP”) of performance obligations, determining collectability, and other obligations, realizability of accounts receivable, the valuation of deferred tax assets and liabilities, and inventory valuation. Actual results could differ from those estimates, and the difference could be significant.

The Company’s significant accounting policies are described in Note 1 of the financial statement included in its Annual Report on Form 10-K for the year ended December 31, 2020.

Revenue

The Company derives revenues from the sale or leasing of systems, license and maintenance fees, hardware leasing and services.

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

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is a unit of account in ASC 606. A majority of the Company’s systems sales have multiple performance obligations including an obligation to deliver a casino management system and another to provide maintenance services. For system sales with multiple performance obligations, the Company allocates revenue to each performance obligation based on its SSP. See discussion within the significant judgement paragraph regarding our determination of SSP.  At contract inception, management assesses whether it is probable that the company will collect substantially all of the consideration to determine whether the contract meets the criterion for collectability.  The revenue allocated to the casino management system is recognized upon installation.  The Company occasionally enters into contracts that include multiple sites; management has determined that each site installation is a separate performance obligation. In these instances, the Company recognizes revenue upon completion of each performance obligation. In addition, the Company has a contract with a reseller who purchases and resells the Company’s products; monthly the reseller notifies the Company of their successful installations and submits an invoice to the Company for those installations.  The Company also analyzes its standard business practice of using long-term contracts and the history of collecting on extended payment term contracts which include a significant financing component which is usually a market interest rate. The associated interest income is reflected accordingly on the statement of operations.

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

Lease Revenue

The Company derives a portion of its revenue from a sales type leasing arrangement in accordance with ASC 842. The Company leases hardware to a customer, with monthly payments.

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

The following table summarizes disaggregated revenues by major product line for the three months ended March 31, 2021 and 2020, respectively:

	Three Months ended March 31,
	2021	2020	2021	2020
			(percent of revenues)
System revenue	$1,073,984	$382,385	49.3%	34.0%
Maintenance revenue	783,692	710,827	36.0%	63.1%
Lease revenue	212,658	0	9.8%	0.0%
Service and other revenue	106,640	32,418	4.9%	2.9%
Total revenues	$2,176,973	$1,125,630	100.0%	100.0%

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

Judgment is required to determine the SSP for each distinct performance obligation, including lease and non-lease components. We use a single amount to estimate SSP when we sell a product or service separately.

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

Major Customers

The following table summarizes the major customer’s information for the three months ended March 31, 2021 and 2020:

	For the Three Months ended March 31,
	2021		2020
	% Revenues	% AR	% Revenues	% AR
Major	53.0%	51.8%	28.0%	45.3%
All Others	47.0%	48.2%	72.0%	54.7%
Total	100.0%	100.0%	100.0%	100.0%

For the three-month periods ending March 31, 2021 and 2020, sales to customers in the United States represent 84.7% and 90.5%, of total revenues, respectively.  For the three month periods ending  March 31, 2021 and 2020, sales to a customer in Australia represent 13.1% and 1.4%, of total revenues, respectively

A major customer is defined as any customer that represents at least 10% of revenue for a given period or 10% of outstanding account receivable at the end of a period.

Inventory

Inventory, consisting of finished goods, is stated at the lower of cost or net realizable value. The average cost method (which approximates the first in, first out method) is used to value inventory. Inventory is reviewed quarterly for the lower of cost or net realizable value and obsolescence. Any material cost found to be above net realizable value or considered obsolete is written down accordingly. Based on that evaluation, the Company had $40,165 and $45,045 of obsolescence reserve at  March 31, 2021 and December 31, 2020, respectively.  The total inventory value was $1,570,178 and $1,793,459, as of March 31, 2021 and December 31, 2020, respectively, which included work-in-process of $0 and $140,022 as of  March 31, 2021 and December 31, 2020, respectively, and the remaining amount is comprised of finished goods. At March 31, 2021 and December 31, 2020 the Company had $6,810 and $0 of prepaid inventory as a component of prepaid expenses, respectively.

Net Investment in Sales Type Lease

Net investment in leases are recognized when the Company's leases qualify as sales-type leases. The net investment in leases is initially measured at the present value of the fixed lease payments, discounted at the rate implicit in the lease.

Investment

Investment consists of an approximately 29% of  the membership interest in a start-up technology Company.

Research and Development

The Company expenses all costs related to research and development as incurred.  Research and development expense were $8,474 and $19,322 for the three months ended March 31, 2021 and 2020, respectively. Research and development expenses are included in selling, general and administrative expenses on the statements of operations.

2.	Accounts Receivable –

Accounts receivable consisted of the following at:

	March 31,	December 31,
	2021	2020
Accounts receivable - Current	$1,544,720	$1,381,347
Less allowance for doubtful accounts	(77,623)	(77,623)
Accounts receivable current - net	$1,467,097	$1,303,724

Accounts receivable - Long-term	$166,090	$33,783

The allowance for accounts receivable represents management’s best estimate of probable losses in our receivables as of the date of the financial statements. The allowance provides for probable losses that have been identified with specific customer relationships and for probable losses believed to be inherent in receivables, but that have not been specifically identified.

A roll-forward of the Company’s allowance for doubtful accounts for the periods presented is as follows:

	March 31,	December 31,
	2021	2020

Accounts receivable allowance, beginning of period	$77,623	$42,623
Provision adjustment	0	64,378
Write-off	0	(29,378)
Accounts receivable allowance, end of period	$77,623	$77,623

3.	Net Investment in Sales Type Lease –

In January 2021, the Company entered into a five year lease with a customer for hardware which had an implied interest rate of 6%.

At inception, the Company recorded $210,782 in "Net investment in sales type leases" and derecognized $139,521 from “Inventory" on its condensed balance sheet. The Company recognized $71,261 in profit from sales type leases in its condensed statements of operations for the three months ended March 31, 2021 as a result of the transaction. For the three months ended March 31, 2021 the Company recognized $6,057 of interest income in the Company's condensed statements of operations

The future minimum lease payments receivable for sales type leases are as follows:

Amount
2021 (remaining nine months)	$36,675
2022	48,900
2023	48,900
2024	48,900
2025	48,900
Thereafter	4,075
Total undiscounted cash flows	236,350
Present value discount	(31,626)
Net investment in lease as of March 31, 2021	$204,724

The total net investments in sales type leases, as of March 31, 2021 was $204,724. The current portion of $37,640 is included in Current Assets on the condensed balance sheet as of March 31, 2021, and the long term portion of $167,084 is included in Long-Term Assets on the condensed balance sheet as of March 31, 2021.  The lease contains a purchase option at the conclusion of the lease, which the Company has determined does not meet the probability criterion.  The Company has not recorded an unguaranteed residual asset.

4.	Operating Leases –

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

The cost components of our operating leases were $14,504 for the three months ended March 31, 2021.

Maturities of our lease liabilities for all operating leases are as follows as of March 31, 2021:

Leased Facilities
2021	$26,711
2022	9,200
Total Lease Payments	35,911
Less: Interest	(1,213)
Present value of lease liabilities	$34,698

The weighted average remaining lease terms equals .92 years as of March 31, 2021.

5.	Bank Financing –

Revolving Credit Line

The Company has a revolving credit line of up to $500,000 that expires on February 1, 2022. The line of credit is collateralized by all receivables, inventory, equipment, and general intangibles of the Company. The Company had no borrowings under the credit line during the three months ended March 31, 2021. Interest on outstanding borrowings is payable monthly and charged at the Prime Rate, which was 4.0%, subject to a floor of 3.75% during the three months ended  March 31, 2021.

Paycheck Protection Program Loan

On February 8, 2021, the Company entered into a Promissory Note with Alerus Financial, N.A. (the “Promissory Note”), which provides for an unsecured loan of $473,400 pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act and applicable regulations (the “CARES Act”). The Promissory Note has a term of five years with a 1% per annum interest rate. Payments are deferred for approximately one year from the date of the Promissory Note and the Company can apply for forgiveness of the Promissory Note after 60 days. Forgiveness of the Promissory Note will be determined in accordance with the provisions of the CARES Act and applicable regulations. Any principal and interest amounts outstanding after the determination of amounts forgiven will be repaid on a monthly basis. The Company intends to use the entire loan amount for designated qualifying expenses and to apply for forgiveness of the loan in accordance with the terms of the PPP.  No assurance can be given that the Company will obtain forgiveness of the loan in whole or in part.  In the event that the loan is not forgiven, it is the Company's intention to repay the loan immediately.

Estimated maturities of long-term debt at March 31, 2021 are as follows, for the twelve months ending March 31:

2022	$0
2023	473,400
Total Debt	473,400

6.	Stockholders’ Equity –

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

Additionally, on March 8, 2021, the Company awarded 15,200 Restricted Stock shares to employees out of treasury stock. These shares are subject to a two year vesting period.  Grant date fair value of $45,300 will be recognized over the vesting period as stack compensation expense as a component of selling, general and administrative expense.

The unvested stock compensation expense is expected to be recognized over a weighted average period of approximately two years. As of March 31, 2021, the remaining unrecognized stock compensation expense approximated $61,600.

The Company has no stock options outstanding as of March 31, 2021 and 2020.

The Company had 25,200 and 20,000 unvested restricted shares outstanding at March 31, 2021 and December 31, 2020, respectively.

7.	Income Tax –

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

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Based on its evaluation, the Company believes that it has no significant unrecognized tax positions. The Company’s evaluation was performed for the tax years ended December 31, 2016 through 2019, which are the tax years that remain subject to examination by major tax jurisdictions as of March 31, 2021. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to its financial results. In accordance with current guidance, the Company classifies interest and penalties as income tax expense is incurred.

8.	Earnings Per Share –

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

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended
	March 31,
	2021	2020
Basic and diluted earnings per share calculation:
Net income (loss) to common stockholders	$616,007	$(10,194)
Weighted average number of common shares outstanding - basic	4,500,672	4,486,788
Basic net income (loss) per share	$0.14	$(0.00)
Weighted average number of common shares outstanding - diluted	4,505,132	4,486,788
Diluted net income (loss) per share	$0.14	$(0.00)

For the three month period ended March 31, 2021 there were common stock equivalents that had a dilutive effect of approximately 4,460 shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below should be read in conjunction with our audited financial statements, and notes thereto, contained in our Form 10-K filed with the SEC on March 31,2021 relating to our year ended December 31, 2020.

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

To ensure that our business can continue to operate during this uncertain time, in February 2021 we applied and were approved for a second Paycheck Protection Program (PPP) loan through the Small Business Administration. This loan will allow us to continue to employ all existing employees to service our client base.

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

During the first quarter of 2021, the Company delivered two casino management systems including a sales type lease, plus an exclusive supplier installed our system in 57 locations. In this quarter the Company has commenced offering leasing arrangements to qualified customers.  At the end of the quarter, the Company had casino management systems, table games management systems and ancillary products installed with on-going support and maintenance contracts with over 100 casino operators in over 220 casinos worldwide.

Results of Operations – Three Months Ended March 31, 2021 Compared to Three months ended March 31, 2020

During the three months ended March 31, 2021, income from operations was $780,528 compared to loss from operations of $39,308, for the three months ended March 31, 2020. The major components of revenues, cost of sales and selling, general and administrative expenses, and the reasons for changes in each, are discussed below.

Revenues

Revenues totaled $2,176,973 for the three months ended March 31, 2021 compared to $1,125,630, for the three months ended March 31, 2020.

Refer to Note 1 – Revenue, disaggregated revenues by major product line table

During the three months ended March 31, 2021, the Company delivered two new systems and expanded one existing customer. During the same period in 2020, the Company delivered one system.

Cost of Sales

Cost of sales increased to $460,460 for the three months ended March 31, 2021 from $227,148, for the three months ended March 31, 2020 due to a increase in systems sales in 2021.  The following table summarizes our cost of sales for the three months ended March 31, 2021 and 2020, respectively:

	For the Three Months ended March 31,
	2021	2020	2021	2020
			(percent of revenues)	(percent of revenues)
System	$133,509	$33,341	6.1%	3.0%
Maintenance	109,057	105,000	5.0%	9.3%
Lease	167,770	0	7.7%	0.0%
Service and other	50,124	88,807	2.3%	7.9%
Total cost of sales	$460,460	$227,148	21.1%	20.2%
Gross profit	$1,716,513	$898,482	78.9%	79.8%

The Company’s gross profit was 78.9% and 79.8%, as restated, for the three months ended March 31, 2021 and 2020, respectively.

Selling, General and Administrative Expenses

For the three months ended March 31, 2021, selling, general and administrative expenses were $935,985 compared to $937,790 for the same period in 2020.

Interest Income

For the three months ended March 31, 2021, interest income was $47,979 compared to $58,114 for the same period in 2020.

Tax Provision

The income tax expense for the three months ended March 31, 2021 was $212,500 compared to an income tax expense of $29,000, as restated, for the same period in 2020. The effective rate fluctuates significantly due to fluctuations in periodic net income (loss), changes in state apportionment rates and availability of research and development and foreign tax credits.

Net Income

Income before taxes for the three months ended March 31, 2021, was $828,507 compared to income before taxes of $18,806, for the same period in 2020. Net income for the three months ended March 31, 2021 was $616,007 compared to net loss of $10,194, for the same period in 2020. The basic and diluted income per share was $0.14 compared to loss per share of $0.00, for the three months ended March 31, 2021 and 2020, respectively.

Backlog

The Company’s backlog generally consists of incomplete system installations and expansion of offerings for currently installed and supported systems.

The Company had nine projects in its backlog at March 31, 2021. The Company had two projects in its backlog as of March 31, 2020.

Subsequent to March 31, 2021, the Company has signed three new system contracts.

The Company is currently serving gaming establishments in fourteen U.S. states, as well as countries in Central and South America, the Caribbean and Australia. The Company aims to pursue further opportunities and strategic partnerships.

Liquidity and Capital Resources

Management believes that the Company has adequate cash to meet its obligations and continue operations for both existing customer contracts and ongoing product development for at least the next 12 months from the date of this filing. In February 2020, the Company obtained a $500,000 line of credit available with a lender. The Company has a $473,400 Paycheck Protection Program loan to provide liquidity, as noted below.  The Company’s primary sources of liquidity are cash, receivables and potentially other current assets. Management is not aware of any trends or any known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the registrant’s liquidity increasing or decreasing in any material way.

Cash provided by operations for the three months ended March 31, 2021 was approximately $798,000 compared to cash used in operations of  approximately $59,000 for the period ending March 31, 2020. This increase was a result of a number of factors including a significant increase in net income,  a decrease in inventory, prepaid expenses and customer deposits. These increases were offset by an increase in accounts receivable and net investment in sales type leases.

The Company invested $57,000 for an approximately 29% of  the membership interest in a start-up technology which comprised the cash used for investing activities for the three months ended March 31, 2021 .

Cash provided by financing activities was $473,400 as a result of the second Paycheck Protection Program loan for the three months ended March 31, 2021 .

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of March 31, 2021.

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

As of March 31, 2021, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting for the year ended  March 31, 2021.  Remediation efforts have already been implemented which primarily consists of new policies and procedures to assist management in recording transactions appropriately, particularly related to revenue and cost recognition.  We will consider this material weakness to be fully remediated once the applicable controls operate for a sufficient period of time and our management has concluded, through testing, that these controls are operating effectively, which management expects to be completed by June 30, 2021.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, the reader should carefully review the risks described below before making an investment decision. The following risk factor updates the risk factors discussed in our Annual Report on Form 10-K filed with the SEC on March 31, 2021 relating to our year ended December 31, 2020, to include additional information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

In March 2021, the Company awarded 15,200 shares of restricted stock to employees. The shares are subject to a two year vesting period. The shares were issued pursuant to the exemption set forth in Section 4(a)(2) of the Securities Act on the basis that the shares were issued in a transaction not involving any public offering.

Item 5. Other Information

The information with respect to the Promissory Note in Item 9B of the Company’s Annual Report on Form 10-K filed on March 31, 2021 is incorporated herein by reference.

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

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to the registrant’s annual report on Form 10-K filed on March 31, 2011).

3.4	Amendment No. 1 to Bylaws dated March 9, 2016 (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed on March 15, 2016).

10.1	Promissory Note dated February 8, 2021 between Table Trac, Inc. and Alerus Financial, N.A. (incorporated by reference to Exhibit 10.2 to the registrant's annual report on Form 10-K filed on March 31, 2021).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 17, 2021	Table Trac, Inc.
(Registrant)

	By:	/s/ Chad Hoehne
Chad Hoehne Chief Executive Officer (principal executive officer)

By:	/s/ Randy Gilbert
Randy Gilbert Chief Financial Officer (principal financial and accounting officer)