Form 10-Q
period 2021-06-30
TABLE TRAC INC
filed 2021-08-12
CIK 1090396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

or

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

As of August 12, 2021, the registrant had outstanding 4,521,988 shares of common stock, $.001 par value per share.

Table Trac, Inc.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TABLE TRAC, INC.

TABLE TRAC, INC.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$3,568,149	$1,731,869
Accounts receivable, net of allowance for doubtful accounts of $77,623 at June 30, 2021 and December 31, 2020.	1,117,110	1,303,724
Inventory, net	1,552,470	1,748,414
Prepaid expenses	212,287	311,170
Net investment in sales type leases - current	38,209	0
Income tax receivable	0	97,273
TOTAL CURRENT ASSETS	6,488,225	5,192,450

LONG-TERM ASSETS
Accounts receivable - Long-term	223,388	33,783
Property and equipment, net	17,123	30,843
Net investment in sales type leases - long term	157,316	0
Investment	57,000	0
Operating lease right-of-use assets	203,205	46,810
TOTAL LONG-TERM ASSETS	658,032	111,436
TOTAL ASSETS	$7,146,257	$5,303,886

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$158,490	$104,362
Payroll liabilities	74,839	41,641
Customers deposits	345,250	163,709
Current portion of operating lease liabilities	54,256	40,742
Accrued income taxes	198,027	0
TOTAL CURRENT LIABILITIES	830,862	350,454

LONG-TERM LIABILITIES
Long-term debt	473,400	0
Operating lease liabilities	149,667	8,939
Deferred tax liability	171,000	251,000
TOTAL LIABILITIES	1,624,929	610,393

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 25,000,000 shares authorized: 4,656,734 shares issued; and 4,521,988 and 4,506,788 shares outstanding at June 30, 2021 and December 31, 2020, respectively.	4,522	4,507
Additional paid-in capital	1,923,116	1,876,970
Retained earnings	3,827,289	3,057,647
	5,754,927	4,939,124
Treasury stock, 134,746 and 149,946 shares (at cost) at June 30, 2021 and December 31, 2020, respectively.	(233,599)	(245,631)
TOTAL STOCKHOLDERS’ EQUITY	5,521,328	4,693,493

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,146,257	$5,303,886

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues	$1,447,046	$1,133,071	$3,624,019	$2,258,701
Cost of sales	333,402	97,285	793,861	324,433
Gross profit	1,113,644	1,035,786	2,830,158	1,934,268
Operating expenses:
Selling, general and administrative	948,581	957,255	1,884,569	1,895,045
Income from operations	165,063	78,531	945,589	39,223
Interest income	12,072	11,263	60,052	69,377
Income before taxes	177,135	89,794	1,005,641	108,600
Income tax expense (benefit)	23,500	(9,800)	236,000	19,200
Net income	$153,635	$99,594	$769,641	$89,400
Net income per share - basic	$0.03	$0.02	$0.17	$0.02
Net income per share - diluted	$0.03	$0.02	$0.17	$0.02
Weighted-average shares outstanding - basic	4,511,988	4,486,788	4,506,361	4,486,788
Weighted-average shares outstanding - diluted	4,522,075	4,492,435	4,521,711	4,493,684

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock Outstanding		Additional
	Number of	Par	Paid-in	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total
BALANCE, December 31, 2019	4,506,788	$4,507	$1,847,594	$2,750,754	$(245,631)	$4,357,224
Stock compensation expense	0	0	7,344	0	0	7,344
Q1 2020 net loss	0	0	0	(10,194)	0	(10,194)
BALANCE, March 31, 2020	0	$4,507	$1,854,938	$2,740,560	$(245,631)	$4,354,374
Stock compensation expense	0	0	7,344	0	0	7,344
Q2 2020 net income	0	0	0	99,594	0	99,594
BALANCE, June 30, 2020	4,506,788	$4,507	$1,862,282	$2,840,154	$(245,631)	$4,461,312

BALANCE, December 31, 2020	4,506,788	$4,507	$1,876,970	$3,057,647	$(245,631)	$4,693,493
Stock compensation expense	0	0	13,006	0	0	13,006
Common stock issued to employees from treasury	15,200	15	(12,047)	0	12,032	0
Q1 2021 net income	0	0	0	616,007	0	616,007
BALANCE, March 31, 2021	4,521,988	$4,522	$1,877,929	$3,673,654	$(233,599)	$5,322,506
Stock compensation expense	0	0	45,187	0	0	45,187
Q2 2021 net income	0	0	0	153,635	0	153,635
BALANCE, June 30, 2021	4,521,988	$4,522	$1,923,116	$3,827,289	$(233,599)	$5,521,328

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended
	June 30,
	2021	2020
OPERATING ACTIVITIES
Net income	$769,641	$89,400
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	13,720	$25,635
Deferred income taxes	(80,000)	$(92,000)
Stock compensation expense	58,193	$14,688
Bad debt expense	0	$16,375
Changes in operating assets and liabilities:
Accounts receivable	(2,991)	$336,770
Inventory	195,944	$(691,634)
Prepaid expenses	98,883	$168,280
Net investment in sales type leases	(195,525)	$-
Accounts payable, accrued expenses and other	51,976	$(245,908)
Payroll liabilities	33,198	$37,668
Customer deposits	181,541	$5,050
Income tax receivable (accrued income taxes)	295,300	$106,436
Net cash provided by (used in) operating activities	1,419,880	(229,240)
INVESTING ACTIVITIES
Purchase of investment	(57,000)	0
Net cash used in investing activities	(57,000)	0
FINANCING ACTIVITIES
Proceeds from Paycheck Protection Program loan	473,400	473,400
Net cash provided by financing activities	473,400	473,400

NET INCREASE IN CASH	1,836,280	244,160

CASH
Beginning of period	1,731,869	1,263,762
End of period	$3,568,149	$1,507,922

Non-cash investing and financing activities:
Treasury stock cost related to compensation	$12,047	$0

Supplemental cash flow information:
Operating cash outflow for operating leases	$28,778	$31,491

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Nature of Business and Summary of Significant Accounting Policies –

Basis of Presentation

The accompanying unaudited condensed financial statements of Table Trac, Inc. (the “Company,” or “Table Trac”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The condensed balance sheet as of June 30, 2021 and the condensed statements of operations, cash flows and stockholders’ equity for the three and six months ended June 30, 2021 and 2020 are unaudited but include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

Stock-Based Compensation

The Company's stock-based compensation consists of stock options and restricted stock issued to certain company employees.  The Company measures and recognizes compensation expense for all stock-based payment awards made to employees, directors and non-employees. The compensation expense for the Company’s stock-based payments is based on estimated fair values at the time of the grant.

The Company estimates the fair value of restricted stock awards on the date of grant using the closing traded price on that date. The Company’s restricted stock awards are subject to vesting requirements and the corresponding compensation is recorded ratably over the service period.

For stock options, the Company recognizes compensation expense based on an estimated grant date fair value using the Black-Scholes option-pricing model. The Company has elected to account for forfeitures as they occur and to use the simplified method to determine the expected life of stock options.

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

Lease Revenue

The Company derives a portion of its revenue from a sales type leasing arrangement in accordance with ASC 842. The Company leases hardware to a customer, and receives monthly payments.

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

The following table summarizes disaggregated revenues by major product line for the three months ended June 30, 2021 and 2020, respectively:

	Three Months ended June 30,
	2021	2020	2021	2020
			(percent of revenues)
System revenue	$481,418	$472,238	33.3%	41.7%
Maintenance revenue	857,814	603,648	59.3%	53.3%
Lease revenue	0	0	0.0%	0.0%
Service and other revenue	107,814	57,185	7.4%	5.0%
Total revenues	$1,447,046	$1,133,071	100.0%	100.0%

The following table summarizes disaggregated revenues by major product line for the six months ended June 30, 2021 and 2020, respectively:

	Six Months Ended June 30,
	2021	2020	2021	2020
			(percent of revenues)
System revenue	$1,555,401	$854,624	42.9%	48.1%
Maintenance revenue	1,641,506	1,314,475	45.3%	49.1%
Lease revenue	212,658	0	5.9%	0.0%
Service and other revenue	214,454	89,602	5.9%	2.8%
Total revenues	$3,624,019	$2,258,701	100.0%	100.0%

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

Accounts Receivable / Allowance for Doubtful Accounts

Accounts receivable are initially recorded at the invoiced amount and carried on the balance sheet at net realizable value as of each balance sheet date.  For receivables related to contracts that contain an interest rate, interest income is recorded upon receipt on the statements of operations. An allowance for doubtful accounts is recorded when the Company believes the amounts may not be collected. Management believes that receivables, net of the allowance for doubtful accounts, are fully collectible. Accounts receivable are written off when management determines collection is no longer likely. While the ultimate result may differ, management believes that any write-off not allowed for will not have a material impact on the Company’s financial position.

Major Customers

The following table summarizes the major customer’s information for the six months ended June 30, 2021 and 2020:

	For the Six months ended June 30,
	2021		2020
	% Revenues	% AR	% Revenues	% AR
Major	46.2%	55.2%	13.6%	40.0%
All Others	53.8%	44.8%	86.4%	60.0%
Total	100.0%	100.0%	100.0%	100.0%

For the three month periods ending  June 30, 2021 and 2020, sales to customers in the United States represent 90.1% and 90.5%, of total revenues, respectively.

The following table summarizes the major customer’s information for the three months ended June 30, 2021 and 2020:

	For the Three Months ended June 30,
	2021	2020
	% Revenues	% Revenues
Major	12.3%	33.6%
All Others	87.7%	66.4%
Total	100.0%	100.0%

For the six month periods ending  June 30, 2021 and 2020, sales to customers in the United States represent 87.5% and 91.1%, of total revenues, respectively.  For the six month periods ending  June 30, 2021 and 2020, sales to a customer in Australia represent 10.2% and 3.0%, of total revenues, respectively

A major customer is defined as any customer that represents at least 10% of revenue for a given period or 10% of outstanding account receivable at the end of a period.

Inventory

Inventory, consisting of finished goods, is stated at the lower of cost or net realizable value. The average cost method (which approximates the first in, first out method) is used to value inventory. Inventory is reviewed quarterly for the lower of cost or net realizable value and obsolescence. Any material cost found to be above net realizable value or considered obsolete is written down accordingly. Based on that evaluation, the Company had $36,353 and $45,045 of obsolescence reserve at  June 30, 2021 and  December 31, 2020, respectively.  The total inventory value was $1,588,823 and $1,793,459, as of  June 30, 2021 and  December 31, 2020, respectively, which included work-in-process of $21,938 and $140,022 as of  June 30, 2021 and  December 31, 2020, respectively, and the remaining amount is comprised of finished goods. At  June 30, 2021 and  December 31, 2020 the Company had $10,680 and $0 of prepaid inventory as a component of prepaid expenses, respectively.

Net Investment in Sales Type Lease

Net investment in leases are recognized when the Company's leases qualify as sales-type leases. The net investment in leases is initially measured at the present value of the fixed lease payments, discounted at the rate implicit in the lease.

Investment

Investment consists of approximately 29% of the membership interest in a start-up technology Company.   The Company accounts for its investment using the equity method of accounting, whereby the investment was recorded initially at fair value, which equals the cost of the Company's initial equity contribution, and subsequently is adjusted for the Company's share of the income and losses of the investee.

Research and Development

The Company expenses all costs related to research and development as incurred.  Research and development expense were $8,839 and $39,695 for the six months ended June 30, 2021 and 2020, respectively. Research and development expenses are included in selling, general and administrative expenses on the statements of operations.

2.	Accounts Receivable –

Accounts receivable consisted of the following at:

	June 30,	December 31,
	2021	2020
Accounts receivable - Current	$1,194,733	$1,381,347
Less allowance for doubtful accounts	(77,623)	(77,623)
Accounts receivable current - net	$1,117,110	$1,303,724

Accounts receivable - Long-term	$223,388	$33,783

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

At inception, the Company recorded $210,782 in "Net investment in sales type leases" and derecognized $139,521 from “Inventory" on its condensed balance sheet. The Company recognized $71,261 in profit from sales type leases in its condensed statements of operations for the six months ended June 30, 2021 as a result of the transaction. For the three months ended June 30, 2021 the Company recognized $5,757 of interest income in the Company's condensed statements of operations

The future minimum lease payments receivable for sales type leases are as follows:

Amount
2021 (remaining six months)	$24,450
2022	48,900
2023	48,900
2024	48,900
2025	48,900
Thereafter	4,075
Total undiscounted cash flows	224,125
Present value discount	(28,600)
Net investment in lease as of June 30, 2021	$195,525

The total net investments in sales type leases, as of June 30, 2021 was $195,525. The current portion of $38,209 is included in Current Assets on the condensed balance sheet as of June 30, 2021, and the long term portion of $157,316 is included in Long-Term Assets on the condensed balance sheet as of June 30, 2021.  The lease contains a purchase option at the conclusion of the lease, which the Company has determined does not meet the probability criterion.  The Company has not recorded an unguaranteed residual asset.

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

On May 18, 2021 we extended our lease for the Minnesota location.  The term of the extension is 48 months expiring  July 31, 2025.

Our leases do not provide an implicit rate; we use our incremental borrowing rate of 5% which is based on the information available at the date of adoption in determining the present value of the lease payments.

The cost components of our operating leases were $14,504 for the three months ended June 30, 2021.

Maturities of our lease liabilities for all operating leases are as follows as of June 30, 2021:

Leased Facilities
2021	$27,351
2022	53,449
2023	54,737
2024	51,583
2025	26,046
Total Lease Payments	213,166
Less: Interest	(9,243)
Present value of lease liabilities	$203,923

The weighted average remaining lease terms equals 3.86 years as of June 30, 2021.

5.	Bank Financing –

Revolving Credit Line

The Company has a revolving credit line of up to $500,000 that expires on February 1, 2022. The line of credit is collateralized by all receivables, inventory, equipment, and general intangibles of the Company. The Company had no borrowings under the credit line during the three months ended June 30, 2021. Interest on outstanding borrowings is payable monthly and charged at the Prime Rate, which was 4.0%, subject to a floor of 3.75% during the three months ended  June 30, 2021.

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

Estimated maturities of long-term debt at June 30, 2021 are as follows, for the twelve months ending June 30:

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

Additionally, on March 8, 2021, the Company awarded 15,200 Restricted Stock shares to employees out of treasury stock. These shares are subject to a two year vesting period.  Grant date fair value of $45,300 will be recognized over the vesting period as stock compensation expense as a component of selling, general and administrative expense.

The unvested stock compensation expense is expected to be recognized over a weighted average period of approximately two years. As of June 30, 2021, the remaining unrecognized stock compensation expense related to restricted shares is approximated $48,700.

The Company had 25,200 and 20,000 unvested restricted shares outstanding at June 30, 2021 and December 31, 2020, respectively.

On May 14, 2021, the Board of Directors of Table Trac, Inc. approved the 2021 Stock Incentive Plan (the "Plan").  The Plan provides for the issuance of incentive and other equity-based awards to its employees. Options issued under the Plan are exercisable for periods not to exceed ten years, and vest and contain such other terms and conditions as specified in the applicable award document. Options to buy common stock are issued under the Plan, with exercise prices equal to the closing price of shares of the Company’s common stock on the OTCQX Exchange at closing on the trading day of the date of award. The Company had 500,000 shares initially available for grant.

On May 14, 2021, the Board of Directors of Table Trac, Inc. awarded 70,000 options as follows:  20,000 to Chad Hoehne; 20,000 to Robert Siqveland and 30,000 to Randy Gilbert. These shares are subject to a vesting schedule as follows: 25% immediately and 25% in each subsequent year. Grant date fair value of $128,726 will be recognized over the vesting period as stock compensation expense as a component of selling, general and administration expense.

The fair value of the Company’s stock options issued was estimated using a Black-Scholes option pricing model with the following weighted-average assumptions:

Expected volatility	90.0%
Expected life (in years)	6.6
Risk-free interest rate	0.82%
Expected dividend yield	0.00%

For the quarter ended June 30, 2021, the Company recorded compensation expense related to stock options granted of $32,181.

No options were exercised during the period.

The following table summarizes additional information about stock options outstanding and exercisable at June 30, 2021:

Options Outstanding				Options Exercisable
Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
70,000	9.88	$2.42	$93,100	17,500	$2.42	$23,275

As of June 30, 2021, the Company had $96,544 in unrecognized compensation cost related to non‑vested stock options, which is expected to be recognized over a weighted‑average period of approximately three years.

The Company has 70,000 and 0 stock options outstanding as of June 30, 2021 and 2020, respectively.

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

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Based on its evaluation, the Company believes that it has no significant unrecognized tax positions. The Company’s evaluation was performed for the tax years ended December 31, 2016 through 2019, which are the tax years that remain subject to examination by major tax jurisdictions as of June 30, 2021. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

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

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the three and six months ended June 30, 2021 and 2020:

	For the Three Months Ended
	June 30,
	2021	2020
Basic and diluted earnings per share calculation:
Net income to common stockholders	$153,635	$99,594
Weighted average number of common shares outstanding - basic	4,511,988	4,486,788
Basic net income per share	$0.03	$0.02
Weighted average number of common shares outstanding - diluted	4,522,075	4,492,435
Diluted net income per share	$0.03	$0.02

	For the Six Months Ended
	June 30,
	2021	2020
Basic and diluted earnings per share calculation:
Net income to common stockholders	$769,641	$89,400
Weighted average number of common shares outstanding - basic	4,506,361	4,486,788
Basic net income per share	$0.17	$0.02
Weighted average number of common shares outstanding - diluted	4,521,711	4,493,684
Diluted net income per share	$0.17	$0.02

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

In March 2021, the Internal Revenue Service (“IRS”) released Notice 2021-20, which retroactively eliminated the restriction that prevented employers who received a PPP loan from qualifying for the Employee Retention Credit (“ERC”), which is a refundable tax credit against certain employment taxes. Upon determination that the employer has complied with all of the conditions required to receive the credit, a receivable is recorded and the credit reduces salaries and wages expense.  We have determined that we qualified and have filed to claim the ERC.  In July we have determined that we will receive  a credit of approximately $317,000.  These amounts have subsequently been recorded as a receivable.

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

During the second quarter of 2021, the Company delivered two casino management systems, plus an exclusive supplier expanded operations or installed our system in multiple locations.  At the end of the quarter, the Company had casino management systems, table games management systems and ancillary products installed with on-going support and maintenance contracts with over 100 casino operators in over 260 casinos worldwide.

Results of Operations – Three Months Ended June 30, 2021 Compared to Three months ended June 30, 2020

During the three months ended June 30, 2021, income from operations was $165,063 compared to income from operations of $78,531, for the three months ended June 30, 2020. The major components of revenues, cost of sales and selling, general and administrative expenses, and the reasons for changes in each, are discussed below.

Revenues

Revenues totaled $1,447,046 for the three months ended June 30, 2021 compared to $1,133,071, for the three months ended June 30, 2020.

Refer to Note 1 – Revenue, disaggregated revenues by major product line table

During the three months ended June 30, 2021, the Company delivered two new systems, expanded one existing customer and our exclusive supplier installed our system in multiple locations in Australia. During the same period in 2020, the Company delivered four systems.

Cost of Sales and Gross Profit

Cost of sales increased to $333,402 for the three months ended June 30, 2021 from $97,285, for the three months ended June 30, 2020 due to a increase in systems sales in 2021.  The following table summarizes our cost of sales for the three months ended June 30, 2021 and 2020, respectively:

	For the Three Months ended June 30,
	2021	2020	2021	2020
			(percent of revenues)	(percent of revenues)
System	$102,997	$74,578	7.1%	6.6%
Maintenance	155,827	6,037	10.8%	0.5%
Lease	0	0	0.0%	0.0%
Service and other	74,578	16,670	5.2%	1.5%
Total cost of sales	$333,402	$97,285	22.9%	8.6%
Gross profit	$1,113,644	$1,035,786	77.1%	91.4%

The Company’s gross profit was 77.1% and 91.4%, for the three months ended June 30, 2021 and 2020, respectively.  This decrease of approximately 14% was due to maintenance wages not be included cost of sales for the period ending June 30, 2020 as a result of the COVID pandemic shutting down the gaming industry.

Selling, General and Administrative Expenses

For the three months ended June 30, 2021, selling, general and administrative expenses were $948,581 compared to $957,255 for the same period in 2020.

Interest Income

For the three months ended June 30, 2021, interest income was $12,072 compared to $11,263 for the same period in 2020.

Tax Provision

The income tax expense for the three months ended June 30, 2021 was $23,500 compared to an income tax benefit of $9,800 for the same period in 2020. The effective rate fluctuates significantly due to fluctuations in periodic net income, changes in state apportionment rates and availability of research and development and foreign tax credits.

Net Income

Income before taxes for the three months ended June 30, 2021, was $177,135 compared to income before taxes of $89,794, for the same period in 2020. Net income for the three months ended June 30, 2021 was $153,635 compared to net income of $99,594, for the same period in 2020. The basic and diluted income per share was $0.03 compared to income per share of $0.02, for the three months ended June 30, 2021 and 2020, respectively.

Results of Operations – Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

During the six months ended June 30, 2021, the income from operations was $945,589 compared to income from operations of $39,223 for the six months ended June 30, 2020. The major components of revenues, cost of sales and selling, general and administrative expenses, and the reasons for changes in each, are discussed below.

Revenues

Revenues totaled $3,624,019 for the six months ended June 30, 2021 compared to $2,258,701 for the six months ended June 30, 2020.

Refer to Note 1 – Revenue, disaggregated revenues by major product line table

During the six months ended June 30, 2021, the Company delivered four new systems, expanded one existing customer and our exclusive supplier installed our system in multiple locations in Australia. During the same period in 2020, the Company delivered five systems.

Cost of Sales and Gross Profit

Cost of sales increased to $793,861 for the six months ended June 30, 2021 from $324,433 for the six months ended June 30, 2020 due to an increase in the size of systems sales in 2021.  The following table summarizes our cost of sales for the six months ended June 30, 2021 and 2020, respectively:

	For the Six Months Ended June 30,
	2021	2020	2021	2020
			(percent of revenues)
System	$236,506	$178,135	6.5%	7.9%
Maintenance	264,883	111,037	7.3%	4.9%
Lease	167,770	0	4.6%	0.0%
Service and other	124,702	35,261	3.4%	1.6%
Total cost of sales	$793,861	$324,433	21.9%	14.4%
Gross profit	$2,830,158	$1,934,268	78.1%	85.6%

The Company’s gross profit was 78.1% and 85.6% for the six months ended June 30, 2021 and 2020, respectively. This decrease is due to system sales which utilized refurbished parts and maintenance wages not being included during Q1 2020 because of the COVID pandemic during the six months ended June 30, 2020, and no similar transactions for the six months ended June 30, 2021.

Selling, General and Administrative Expenses

For the six months ended June 30, 2021, selling, general and administrative expenses were $1,884,568 compared to $1,895,045 for the same period in 2020.

Interest Income

For the six months ended June 30, 2021, interest income was $60,052 compared to $69,377 for the same period in 2020.

Tax Provision

The income tax expense for the six months ended June 30, 2021 was $236,000 compared to an income tax expense of $19,200 for the same period in 2020. The effective rate fluctuates significantly due to fluctuations in periodic net income and changes in state apportionment rates.

Net Income/Loss

Income before taxes for the six months ended June 30, 2021, was $1,005,641 compared to income before taxes of $108,600 for the same period in 2020. Net income for the six months ended June 30, 2021 was $769,641 compared to net income of $89,400 for the same period in 2020. The basic and diluted income per share was $0.17 compared to income per share of $0.02 for the six months ended June 30, 2021 and 2020, respectively.

Backlog

The Company’s backlog generally consists of incomplete system installations and expansion of offerings for currently installed and supported systems.

The Company had nine projects in its backlog at June 30, 2021. The Company had three projects in its backlog as of June 30, 2020.

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

Cash provided by operations for the six months ended June 30, 2021 was approximately $1,419,880 compared to cash used in operations of  approximately $229,240 for the period ending June 30, 2020. This increase was a result of a number of factors including a significant increase in net income, a decrease in inventory, prepaid expenses and an increase in customer deposits. These increases were offset by an increase in accounts receivable and net investment in sales type leases.

The Company invested $57,000 for an approximately 29% of the membership interest in a start-up technology company which comprised the cash used for investing activities for the six months ended June 30, 2021 .

Cash provided by financing activities was $473,400 as a result of the second Paycheck Protection Program loan for the six months ended June 30, 2021.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of June 30, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 4. Controls and Procedures

Remediation of Previously Disclosed Material Weakness in Internal Control over Financial Reporting

As previously disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2020, management identified a material weakness as of that date. The identified material weakness was in connection with our controls over revenue recognition. In response to the material weakness, with the oversight of the Audit Committee, we implemented changes to our internal control over financial reporting, which consisted primarily of new policies and procedures to assist management in recording transactions appropriately, particularly related to revenue and cost recognition.  We have completed documentation of these corrective actions and, based on the evidence obtained in validating the design and effectiveness of the implemented control, we have concluded that the previously disclosed material weakness has been remediated as of June 30, 2021.

Changes in Internal Control Over Financial Reporting

The change described under “Remediation of Previously Disclosed Material Weakness in Internal Control over Financial Reporting” above represents a change in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Other than this change, there were no changes in the Company’s internal control over financial reporting during the second quarter of 2021 identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  As noted above, the material weakness in our controls over revenue recognition reported in our annual report at December 31, 2020 has been fully remediated as of June 30, 2021, and our internal control over financial reporting was effective.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, the reader should carefully review the risks discussed in our Annual Report on Form 10-K filed with the SEC on March 31, 2021 relating to our year ended December 31, 2020 before making an investment decision.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

In May 2021, the Board of Directors of Table Trac, Inc. awarded 70,000 options under the 2021 Stock Incentive Plan as follows:  20,000 to Chad Hoehne; 20,000 to Robert Siqveland and 30,000 to Randy Gilbert. These shares are subject to a vesting schedule as follows: 25% immediately and 25% in each subsequent year. The shares were issued pursuant to the exemption set forth in Section 4(a)(2) of the Securities Act on the basis that the shares were issued in a transaction not involving any public offering.

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

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to the registrant’s annual report on Form 10-K filed on March 31, 2011).

3.4	Amendment No. 1 to Bylaws dated March 9, 2016 (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed on March 15, 2016).

10.1	Table Trac, Inc. 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant's current report on Form 8-K filed on May 20, 2021).

10.2	Form of Stock Option Agreement for Executive Officers (filed herewith)

10.3	Form of Stock Option Agreement for Directors (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 12, 2021	Table Trac, Inc.
(Registrant)

	By:	/s/ Chad Hoehne
Chad Hoehne Chief Executive Officer (principal executive officer)

By:	/s/ Randy Gilbert
Randy Gilbert Chief Financial Officer (principal financial and accounting officer)