Form 10-Q
period 2021-09-30
TABLE TRAC INC
filed 2021-11-12
CIK 1090396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

or

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

As of November 12, 2021, the registrant had outstanding 4,521,988 shares of common stock, $.001 par value per share.

Table Trac, Inc.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TABLE TRAC, INC.

TABLE TRAC, INC.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$4,360,237	$1,731,869
Accounts receivable, net of allowance for doubtful accounts of $62,176 and $77,623 at September 30, 2021 and December 31, 2020, respectively.	1,435,231	1,303,724
Inventory, net	1,607,097	1,748,414
Prepaid expenses	187,705	311,170
Net investment in sales type leases - current	41,912	0
Income tax receivable	0	97,273
TOTAL CURRENT ASSETS	7,632,182	5,192,450

LONG-TERM ASSETS
Accounts receivable - Long-term	179,629	33,783
Property and equipment, net	10,831	30,843
Net investment in sales type leases - long term	147,402	0
Operating lease right-of-use assets	188,513	46,810
TOTAL LONG-TERM ASSETS	526,375	111,436
TOTAL ASSETS	$8,158,557	$5,303,886

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$289,694	$104,362
Payroll liabilities	44,020	41,641
Customer deposits	1,007,850	163,709
Current portion of operating lease liabilities	55,077	40,742
Accrued income taxes	394,522	0
TOTAL CURRENT LIABILITIES	1,791,163	350,454

LONG-TERM LIABILITIES
Long-term debt	473,400	0
Operating lease liabilities	135,804	8,939
Deferred tax liability	29,000	251,000
TOTAL LIABILITIES	2,429,367	610,393

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 25,000,000 shares authorized: 4,656,734 shares issued; and 4,521,988 and 4,506,788 shares outstanding at September 30, 2021 and December 31, 2020, respectively.	4,522	4,507
Additional paid-in capital	1,944,167	1,876,970
Retained earnings	4,014,100	3,057,647
	5,962,789	4,939,124
Treasury stock, 134,746 and 149,946 shares (at cost) at September 30, 2021 and December 31, 2020, respectively.	(233,599)	(245,631)
TOTAL STOCKHOLDERS’ EQUITY	5,729,190	4,693,493

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,158,557	$5,303,886

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues	$1,449,881	$1,188,612	$5,073,900	$3,447,313
Cost of sales	407,174	314,399	1,201,035	638,832
Gross profit	1,042,707	874,213	3,872,865	2,808,481
Operating expenses:
Selling, general and administrative	753,980	843,781	2,638,547	2,738,826
Income from operations	288,727	30,432	1,234,318	69,655
Investment loss	(57,000)	0	(57,000)	0
Interest income	11,584	11,263	71,635	80,640
Income before taxes	243,311	41,695	1,248,953	150,295
Income tax expense	56,500	12,182	292,500	31,382
Net income	$186,811	$29,513	$956,453	$118,913
Net income per share - basic	$0.04	$0.01	$0.21	$0.03
Net income per share - diluted	$0.04	$0.01	$0.21	$0.03
Weighted-average shares outstanding - basic	4,511,988	4,486,788	4,508,258	4,486,788
Weighted-average shares outstanding - diluted	4,526,115	4,494,758	4,522,694	4,495,569

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock Outstanding		Additional
	Number of	Par	Paid-in	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total
BALANCE, December 31, 2019	4,506,788	$4,507	$1,847,594	$2,750,754	$(245,631)	$4,357,224
Stock compensation expense	0	0	7,344	0	0	7,344
Q1 2020 net loss	0	0	0	(10,194)	0	(10,194)
BALANCE, March 31, 2020	0	$4,507	$1,854,938	$2,740,560	$(245,631)	$4,354,374
Stock compensation expense	0	0	7,344	0	0	7,344
Q2 2020 net income	0	0	0	99,594	0	99,594
BALANCE, June 30, 2020	4,506,788	$4,507	$1,862,282	$2,840,154	$(245,631)	$4,461,312
Stock compensation expense	0	0	7,344	0	0	7,344
Q3 2020 net income	0	0	0	29,513	0	29,513
BALANCE, September 30, 2020	0	$4,507	$1,869,626	$2,869,667	$(245,631)	$4,498,169

BALANCE, December 31, 2020	4,506,788	$4,507	$1,876,970	$3,057,647	$(245,631)	$4,693,493
Stock compensation expense	0	0	13,006	0	0	13,006
Common stock issued to employees from treasury	15,200	15	(12,047)	0	12,032	0
Q1 2021 net income	0	0	0	616,007	0	616,007
BALANCE, March 31, 2021	4,521,988	$4,522	$1,877,929	$3,673,654	$(233,599)	$5,322,506
Stock compensation expense	0	0	45,187	0	0	45,187
Q2 2021 net income	0	0	0	153,635	0	153,635
BALANCE, June 30, 2021	4,521,988	$4,522	$1,923,116	$3,827,289	$(233,599)	$5,521,328
Stock compensation expense	0	0	21,051	0	0	21,051
Q3 2021 net income	0	0	0	186,811	0	186,811
BALANCE, September 30 2021	4,521,988	$4,522	$1,944,167	$4,014,100	$(233,599)	$5,729,190

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended
	September 30,
	2021	2020
OPERATING ACTIVITIES
Net income	$956,453	$118,913.00
Adjustments to reconcile net income to net cash and cash equivalents provided by (used in) operating activities:
Depreciation	$20,012	$35,292
Deferred income taxes	$(222,000)	$(153,000)
Stock compensation expense	$79,244	$22,032
Bad debt expense	$-	$16,378
Loss on Investment	$57,000
Changes in operating assets and liabilities:
Accounts receivable	$(277,353)	$656,541
Inventory	$141,317	$(579,649)
Prepaid expenses	$123,465	$244,008
Net investment in sales type leases	$(189,314)	$-
Accounts payable, accrued expenses and other	$184,829	$(256,257)
Payroll liabilities	$2,379	$32,204
Customer deposits	$844,141	$(92,475)
Income tax receivable (accrued income taxes)	$491,795	$173,736
Net cash provided by operating activities	2,211,968	217,723
INVESTING ACTIVITIES
Purchase of investment	(57,000)	0
Net cash used in investing activities	(57,000)	0
FINANCING ACTIVITIES
Proceeds from Paycheck Protection Program loan	473,400	473,400
Net cash and cash equivlents provided by financing activities	473,400	473,400

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,628,368	691,123

CASH AND CASH EQUIVALENTS
Beginning of period	1,731,869	1,263,762
End of period	$4,360,237	$1,954,885

Non-cash investing and financing activities:
Treasury stock cost related to compensation	$12,047	$0

Supplemental cash flow information:
Operating cash outflow for operating leases	$44,437	$46,367

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Nature of Business and Summary of Significant Accounting Policies –

Basis of Presentation

The accompanying unaudited condensed financial statements of Table Trac, Inc. (the “Company,” or “Table Trac”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The condensed balance sheet as of September 30, 2021 and the condensed statements of operations, cash flows and stockholders’ equity for the three and nine months ended September 30, 2021 and 2020 are unaudited but include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company’s use of estimates and assumptions include: for revenue recognition, the nature and timing of satisfaction of performance obligations, and determining the standalone selling price (“SSP”) of performance obligations, determining collectability, and other obligations, realizability of accounts receivable, the valuation of  investments, the valuation of deferred tax assets and liabilities, and inventory valuation. Actual results could differ from those estimates, and the difference could be significant.

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

Service Revenue and Other Revenue

Service revenue is recognized upon completion of the services and is billed in arrears. The SSP for service revenue is established based upon actual selling prices for the services or prior similar arrangements.

The Company offers qualified customers a licensing agreement. Licensing revenue is recognized after the intellectual property (CMS system), the performance obligation, is delivered and in its operational and functional state. The SSP for licensing revenue is established based upon actual selling prices for the license.

The following table summarizes disaggregated revenues by major product line for the three months ended September 30, 2021 and 2020, respectively:

	Three Months ended September 30,
	2021	2020	2021	2020
			(percent of revenues)
System revenue	$491,696	$512,029	33.9%	43.1%
Maintenance revenue	779,364	624,892	53.8%	52.6%
Lease revenue	0	0	0.0%	0.0%
Service and other revenue	178,821	51,691	12.3%	4.3%
Total revenues	$1,449,881	$1,188,612	100.0%	100.0%

The following table summarizes disaggregated revenues by major product line for the nine months ended September 30, 2021 and 2020, respectively:

	Nine Months Ended September 30,
	2021	2020	2021	2020
			(percent of revenues)
System revenue	$2,047,097	$1,366,653	40.3%	48.1%
Maintenance revenue	2,420,870	1,939,367	47.7%	49.1%
Lease revenue	212,658	0	4.2%	0.0%
Service and other revenue	393,275	141,293	7.8%	2.8%
Total revenues	$5,073,900	$3,447,313	100.0%	100.0%

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

In  March 2021, the Internal Revenue Service (“IRS”) released Notice 2021-20, which retroactively eliminated the restriction that prevented employers who received a PPP loan from qualifying for the Employee Retention Credit (“ERC”), which is a refundable tax credit against certain employment taxes. The Company determined that we have complied with all of the conditions required to receive the credit.  A receivable of approximately $122,000 is included in accounts receivable at September 30, 2021 with a corresponding reduction to salaries and wages expense recognized in the three months ended September 30, 2021.

Major Customers

The following table summarizes the Company's major customers' information for the nine months ended September 30, 2021 and 2020:

	For the Nine Months Ended September 30,
	2021		2020
	% Revenues	% AR	% Revenues	% AR
Major	33.3%	55.3%	13.2%	33.3%
All Others	66.7%	44.7%	86.8%	66.7%
Total	100.0%	100.0%	100.0%	100.0%

For the nine month periods ending  September 30, 2021 and 2020, sales to customers in the United States represent 88.1% and 94.1%, of total revenues, respectively.

The following table summarizes the Company's major customers' information for the three months ended September 30, 2021 and 2020:

	For the Three Months ended September 30,
	2021	2020
	% Revenues	% Revenues
Major	20.6%	31.3%
All Others	79.4%	68.7%
Total	100.0%	100.0%

For the three month periods ending  September 30, 2021 and 2020, sales to customers in the United States represent 89.3% and 91.1%, of total revenues, respectively.

A major customer is defined as any customer that represents at least 10% of revenue for a given period or 10% of outstanding account receivable at the end of a period.

Inventory

Inventory, consisting of finished goods, is stated at the lower of cost or net realizable value. The average cost method (which approximates the first in, first out method) is used to value inventory. Inventory is reviewed quarterly for the lower of cost or net realizable value and obsolescence. Any material cost found to be above net realizable value or considered obsolete is written down accordingly. Based on that evaluation, the Company had $36,353 and $45,045 of obsolescence reserve at  September 30, 2021 and  December 31, 2020, respectively.  The total inventory value was $1,643,450 and $1,793,459, as of  September 30, 2021 and  December 31, 2020, respectively, which included work-in-process of $81,310 and $140,022 as of  September 30, 2021 and  December 31, 2020, respectively, and the remaining amount is comprised of finished goods. At  September 30, 2021 and  December 31, 2020 the Company had $4,070 and $0 of prepaid inventory as a component of prepaid expenses, respectively.

Net Investment in Sales Type Lease

Net investment in leases are recognized when the Company's leases qualify as sales-type leases. The net investment in leases is initially measured at the present value of the fixed lease payments, discounted at the rate implicit in the lease.

Investment

Investment consists of approximately 29% of the membership interest in a start-up technology Company.   The Company accounts for its investment using the equity method of accounting, whereby the investment was recorded initially at fair value, which equals the cost of the Company's initial equity contribution, and subsequently is adjusted for the Company's share of the income and losses of the investee.   During the quarter ended September 30, 2021, based on ceased operating activity of the investee, the Company determined the entire investment was impaired and recorded an investment loss of $57,000.

Research and Development

The Company expenses all costs related to research and development as incurred.  Research and development expense were $8,839 and $39,695 for the nine months ended September 30, 2021 and 2020, respectively. Research and development expenses are included in selling, general and administrative expenses on the statements of operations.

2.	Accounts Receivable –

Accounts receivable consisted of the following at:

	September 30,	December 31,
	2021	2020
	(unaudited)
Accounts receivable - Current	$1,497,407	$1,381,347
Less allowance for doubtful accounts	(62,176)	(77,623)
Accounts receivable current - net	$1,435,231	$1,303,724

Accounts receivable - Long-term	$179,629	$33,783

The allowance for accounts receivable represents management’s best estimate of probable losses in our receivables as of the date of the financial statements. The allowance provides for probable losses that have been identified with specific customer relationships and for probable losses believed to be inherent in receivables, but that have not been specifically identified.

A roll-forward of the Company’s allowance for doubtful accounts for the periods presented is as follows:

	September 30,	December 31,
	2021	2020
	(unaudited)

Accounts receivable allowance, beginning of period	$77,623	$42,623
Provision adjustment	-	64,378
Write-off	(15,447)	(29,378)
Accounts receivable allowance, end of period	$62,176	$77,623

3.	Net Investment in Sales Type Lease –

In January 2021, the Company entered into a five year lease with a customer for hardware which had an implied interest rate of 6%.

At inception, the Company recorded $210,782 in "Net investment in sales type leases" and derecognized $139,521 from “Inventory" on its condensed balance sheet. The Company recognized $71,261 in profit from sales type leases in its condensed statements of operations for the nine months ended September 30, 2021 as a result of the transaction. For the three and nine months ended September 30, 2021 the Company recognized $5,493 and $15,232, respectively, of interest income in the Company's condensed statements of operations

The future minimum lease payments receivable for sales type leases are as follows:

Amount
2021 (remaining three months)	$12,225
2022	48,900
2023	48,900
2024	48,900
2025	48,900
Thereafter	4,075
Total undiscounted cash flows	211,900
Present value discount	(22,586)
Net investment in lease as of September 30, 2021	$189,314

The total net investments in sales type leases, as of September 30, 2021 was $189,314. The current portion of $41,912 is included in Current Assets on the condensed balance sheet as of September 30, 2021, and the long term portion of $147,402 is included in Long-Term Assets on the condensed balance sheet as of September 30, 2021.  The lease contains a purchase option at the conclusion of the lease, which the Company has determined does not meet the probability criterion.  The Company has not recorded an unguaranteed residual asset.

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

On May 18, 2021, we extended our lease for the Minnesota location.  The term of the extension is 48 months expiring  July 31, 2025.

Our leases do not provide an implicit rate; we use our incremental borrowing rate of 5% which is based on the information available at the date of adoption in determining the present value of the lease payments.

The cost components of our operating leases were $14,504 for the three months ended September 30, 2021.

Maturities of our lease liabilities for all operating leases are as follows as of September 30, 2021:

Leased Facilities
2021	$15,720
2022	57,620
2023	50,566
2024	51,583
2025	26,046
Total Lease Payments	201,535
Less: Interest	(10,654)
Present value of lease liabilities	$190,881

The weighted average remaining lease terms equals 3.65 years as of September 30, 2021.

5.	Bank Financing –

Revolving Credit Line

The Company has a revolving credit line of up to $500,000 that expires on February 1, 2022. The line of credit is collateralized by all receivables, inventory, equipment, and general intangibles of the Company. The Company had no borrowings under the credit line during the three months ended September 30, 2021. Interest on outstanding borrowings is payable monthly and charged at the Prime Rate, which was 4.0%, subject to a floor of 3.75% during the three and nine months ended  September 30, 2021.

Paycheck Protection Program Loan

On February 8, 2021, the Company entered into a Promissory Note with Alerus Financial, N.A. (the “Promissory Note”), which provides for an unsecured loan of $473,400 pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act and applicable regulations (the “CARES Act”). The Promissory Note has a term of five years with a 1% per annum interest rate. Payments are deferred for approximately one year from the date of the Promissory Note and the Company can apply for forgiveness of the Promissory Note after 60 days. Forgiveness of the Promissory Note will be determined in accordance with the provisions of the CARES Act and applicable regulations. Any principal and interest amounts outstanding after the determination of amounts forgiven will be repaid on a monthly basis. The Company used the entire loan amount for designated qualifying expenses and applied for forgiveness of the loan in accordance with the terms of the PPP.  No assurance can be given that the Company will obtain forgiveness of the loan in whole or in part.  In the event that the loan is not forgiven, it is the Company's intention to repay the loan immediately.

Estimated maturities of long-term debt at September 30, 2021 are as follows, for the twelve months ending September 30,:

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

The unvested stock compensation expense is expected to be recognized over a weighted average period of approximately two years. As of September 30, 2021, the remaining unrecognized stock compensation expense related to restricted shares is approximated $48,700.

The Company had 25,200 and 20,000 unvested restricted shares outstanding at September 30, 2021 and December 31, 2020, respectively.

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

For the three and nine months ended September 30, 2021, the Company recorded compensation expense related to stock options granted of $8,045 and $40,227, respectively as a component of selling, general and administrative expenses.

No options were exercised during the period.

The following table summarizes additional information about stock options outstanding and exercisable at September 30, 2021:

Options Outstanding				Options Exercisable
Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
70,000	9.63	$2.42	$69,300	17,500	$2.42	$17,325

As of September 30, 2021, the Company had $88,499 in unrecognized compensation cost related to non‑vested stock options, which is expected to be recognized over a weighted‑average period of approximately three years.

The Company has 70,000 and 0 stock options outstanding as of September 30, 2021 and 2020, respectively.

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

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Based on its evaluation, the Company believes that it has no significant unrecognized tax positions. The Company’s evaluation was performed for the tax years ended December 31, 2016 through 2019, which are the tax years that remain subject to examination by major tax jurisdictions as of September 30, 2021. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

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

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the three and nine months ended September 30, 2021 and 2020:

	For the Three Months Ended
	September 30,
	2021	2020
Basic and diluted earnings per share calculation:	(unaudited)
Net income to common stockholders	$186,811	$29,513
Weighted average number of common shares outstanding - basic	4,511,988	4,486,788
Basic net income per share	$0.04	$0.01
Weighted average number of common shares outstanding - diluted	4,526,115	4,494,758
Diluted net income per share	$0.04	$0.01

	For the Nine Months Ended
	September 30,
	2021	2020
Basic and diluted earnings per share calculation:	(unaudited)
Net income to common stockholders	$956,453	$118,913
Weighted average number of common shares outstanding - basic	4,508,258	4,486,788
Basic net income per share	$0.21	$0.03
Weighted average number of common shares outstanding - diluted	4,522,694	4,495,569
Diluted net income per share	$0.21	$0.03

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below should be read in conjunction with our unaudited financial statements, and notes thereto, contained in this Quarterly Report on Form 10-Q, as well as our audited financial statements, and notes thereto, contained in our Form 10-K filed with the SEC on March 31,2021 relating to our year ended December 31, 2020.

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

To ensure that our business can continue to operate during this uncertain time, in February 2021 we applied and were approved for a second Paycheck Protection Program (PPP) loan through the Small Business Administration. This loan allowed us to continue to employ all existing employees to service our client base.

In March 2021, the Internal Revenue Service (“IRS”) released Notice 2021-20, which retroactively eliminated the restriction that prevented employers who received a PPP loan from qualifying for the Employee Retention Credit (“ERC”), which is a refundable tax credit against certain employment taxes. Upon determination that the employer has complied with all of the conditions required to receive the credit, a receivable is recorded and the credit reduces salaries and wages expense.  We have determined that we qualified and have filed to claim the ERC.  In October 2021 we have determined that we will receive  a credit  of approximately $206,000.  These amounts have subsequently been recorded as a receivable.

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

In September of 2020, the Company was granted a Patent (U.S. patent #10,769,885 B2) on its April 2017 application 15/946,227 “SYSTEMS AND METHODS OF FACILITATING INTERACTIONS BETWEEN AN ELECTRONIC GAMING MACHINE, GAME PLAYER, AND A CONTROL SYSTEM”.  In addition, the Company renewed its Trademark claim for “Table Trac” which was granted July 31, 2018 Reg. No. 5,529,779 and made a new Trademark claim on its “CasinoTrac” brand which is pending.

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

During the third quarter of 2021, the Company delivered four casino management systems. expanded one existing customer and our exclusive supplier installed our system in multiple locations in Australia.  At the end of the quarter, the Company had casino management systems, table games management systems and ancillary products installed with on-going support and maintenance contracts with over 100 casino operators in over 265 casinos worldwide.

Results of Operations – Three Months Ended September 30, 2021 Compared to Three months ended September 30, 2020

During the three months ended September 30, 2021, income from operations was $288,727 compared to income from operations of $30,432, for the three months ended September 30, 2020. The major components of revenues, cost of sales and selling, general and administrative expenses, and the reasons for changes in each, are discussed below.

Revenues

Revenues totaled $1,449,881 for the three months ended September 30, 2021 compared to $1,188,612, for the three months ended September 30, 2020.

Refer to Note 1 – Revenue, disaggregated revenues by major product line table

During the three months ended September 30, 2021, the Company delivered four new systems, expanded one existing customer and our exclusive supplier installed our system in multiple locations in Australia. During the same period in 2020, the Company delivered two systems.

Cost of Sales and Gross Profit

Cost of sales increased to $407,174 for the three months ended September 30, 2021 from $314,399, for the three months ended September 30, 2020 due to a increase in systems sales in 2021.  The following table summarizes our cost of sales for the three months ended September 30, 2021 and 2020, respectively:

	For the Three Months ended September 30,
	2021	2020	2021	2020
			(percent of revenues)	(percent of revenues)
System	$138,421	$203,692	9.5%	17.1%
Maintenance	180,054	90,495	12.4%	7.6%
Lease	0	0	0.0%	0.0%
Service and other	88,699	20,212	6.1%	1.7%
Total cost of sales	$407,174	$314,399	28.0%	26.4%
Gross profit	$1,042,707	$874,213	72.0%	73.6%

The Company’s gross profit was 72% and 73.6%, for the three months ended September 30, 2021 and 2020, respectively.  This decrease is a result maintenance wages not being included in cost of sales for the period ending September 30, 2020 as a result of the COVID pandemic shutting down the gaming industry.

Selling, General and Administrative Expenses

For the three months ended September 30, 2021, selling, general and administrative expenses were $753,980 compared to $843,781 for the same period in 2020.  This decrease is a result of the Company receiving Employee Retention Credits offset by an increase in sales and marketing efforts as well as the Company's bonus accrual.

Interest Income

For the three months ended September 30, 2021, interest income was $11,584 compared to $11,263 for the same period in 2020.

Tax Provision

The income tax expense for the three months ended September 30, 2021 was $56,500 compared to an income tax expense of $12,182 for the same period in 2020. The effective rate fluctuates significantly due to fluctuations in periodic net income, changes in state apportionment rates and availability of research and development and foreign tax credits.

Net Income

Income before taxes for the three months ended September 30, 2021, was $243,311 compared to income before taxes of $41,695, for the same period in 2020. Net income for the three months ended September 30, 2021 was $186,811 compared to net income of $29,513, for the same period in 2020. The basic and diluted income per share was $0.04 compared to income per share of $0.01, for the three months ended September 30, 2021 and 2020, respectively.

Results of Operations – Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

During the nine months ended September 30, 2021, the income from operations was $1,234,317 compared to income from operations of $69,655 for the nine months ended September 30, 2020. The major components of revenues, cost of sales and selling, general and administrative expenses, and the reasons for changes in each, are discussed below.

Revenues

Revenues totaled $5,073,900 for the nine months ended September 30, 2021 compared to $3,447,312 for the nine months ended September 30, 2020.

Refer to Note 1 – Revenue, disaggregated revenues by major product line table

During the nine months ended September 30, 2021, the Company delivered eight new systems, expanded one existing customer and our exclusive supplier installed our system in multiple locations in Australia. During the same period in 2020, the Company delivered seven system and expanded two existing customers.

Cost of Sales and Gross Profit

Cost of sales increased to $1,201,035 for the nine months ended September 30, 2021 from $638,832 for the nine months ended September 30, 2020 due to an increase in the size of systems sales installed in 2021.  The following table summarizes our cost of sales for the nine months ended September 30, 2021 and 2020, respectively:

	For the Nine Months Ended September 30,
	2021	2020	2021	2020
			(percent of revenues)
System	$374,927	$381,824	7.4%	11.1%
Maintenance	444,937	201,531	8.8%	5.8%
Lease	167,770	0	3.3%	0.0%
Service and other	213,401	55,477	4.2%	1.6%
Total cost of sales	$1,201,035	$638,832	23.7%	18.5%
Gross profit	$3,872,865	$2,808,480	76.3%	81.5%

The Company’s gross profit was 76.3% and 81.5% for the nine months ended September 30, 2021 and 2020, respectively. This decrease is a result of maintenance wages not included in cost of sales for the nine month period ending September 30, 2020, as a result of the COVID pandemic shut down.  Additionally there was an increase in system sales installed during nine months ended September 30, 2021, compared to the system installations, which was lower due to COVID pandemic, during the nine months ended September 30, 2020

Selling, General and Administrative Expenses

For the nine months ended September 30, 2021, selling, general and administrative expenses were $2,638,547 compared to $2,756,825 for the same period in 2020.  This decrease is a result of the Company receiving approximately $317,000 in Employee Retention Credits offset by an increase in sales and marketing efforts as well as the Company's bonus accrual.

Interest Income

For the nine months ended September 30, 2021, interest income was $71,635 compared to $80,640 for the same period in 2020.

Tax Provision

The income tax expense for the nine months ended September 30, 2021 was $292,500 compared to an income tax expense of $31,382 for the same period in 2020. The effective rate fluctuates significantly due to fluctuations in periodic net income and changes in state apportionment rates.

Net Income

Income before taxes for the nine months ended September 30, 2021, was $1,248,953 compared to income before taxes of $150,295 for the same period in 2020. Net income for the nine months ended September 30, 2021 was $956,453 compared to net income of $118,913 for the same period in 2020. The basic and diluted income per share was $0.21 compared to income per share of $0.03 for the nine months ended September 30, 2021 and 2020, respectively.

Backlog

The Company’s backlog generally consists of incomplete system installations and expansion of offerings for currently installed and supported systems.

The Company had eleven projects in its backlog at September 30, 2021. The Company had three projects in its backlog as of September 30, 2020.

The Company is currently serving gaming establishments in fourteen U.S. states, as well as countries in Central and South America, the Caribbean and Australia. The Company aims to pursue further opportunities and strategic partnerships.

Liquidity and Capital Resources

Management believes that the Company has adequate cash to meet its obligations and continue operations for both existing customer contracts and ongoing product development for at least the next 12 months from the date of this filing. In February 2020, the Company obtained a $500,000 line of credit available with a lender. The Company has a $473,400 Paycheck Protection Program loan to provide liquidity, as noted below.  The Company’s primary sources of liquidity are cash and cash equivalents, receivables and potentially other current assets. Management is not aware of any trends or any known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the registrant’s liquidity increasing or decreasing in any material way.

Cash and cash equivalents provided by operations for the nine months ended September 30, 2021 was  approximately $2,212,000 compared to cash provided by operations of approximately $218,000 for the nine month period ending September 30, 2020. This increase was a result of a number of factors including a significant increase in net income, a decrease in inventory, prepaid expenses, accrued income taxes and a substantial increase in customer deposits. These increases were offset by an increase in accounts receivable and net investment in sales type leases.

The Company invested $57,000 for an approximately 29% of the membership interest in a start-up technology company which comprised the cash used for investing activities for the nine months ended September 30, 2021.  During the quarter ended September 30, 2021, based on ceased operating activity of the investee, the Company determined the investment was impaired and recorded an investment loss of $57,000.

Cash provided by financing activities was $473,400 as a result of the second Paycheck Protection Program loan for the nine months ended September 30, 2021.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of September 30, 2021.

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

As of September 30, 2021, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective as of September 30, 2021. There were no changes in our internal controls over financial reporting during our most recently completed reporting period that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 12, 2021	Table Trac, Inc.
(Registrant)

	By:	/s/ Chad Hoehne
Chad Hoehne Chief Executive Officer (principal executive officer)

By:	/s/ Randy Gilbert
Randy Gilbert Chief Financial Officer (principal financial and accounting officer)