Form 10-K
period 2021-12-31
TABLE TRAC INC
filed 2022-03-28
CIK 1090396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2021 was approximately $11.6 million based on the average bid and asking price of the registrant’s common stock on that date ($3.75 per share). As of March 28 2022, the registrant had outstanding 4,521,988 shares of common stock, $.001 par value per share.

DOCUMENTS INCORPORATED IN PART BY REFERENCE

None.

Table Trac, Inc.

PART I

Item 1. Business.

GENERAL

Table Trac, Inc. (the “Company”, “Table Trac”, "we" or "our") is a Nevada corporation, formed on June 27, 1995, with principal offices in Minnetonka, Minnesota. The Company’s corporate website address is www.casinotrac.com.  The Company makes available free of charge, on or through the Company’s website https://www.casinotrac.com/investors/, its annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission.

The Company has developed and patented (U.S. patent # 5,957,776) a proprietary information and management system (called our “Table Trac” system) that automates and monitors the operations of casino table game operations. In addition to its table games management system, Table Trac has been adding functionality to related casino system modules for guest rewards and loyalty club, marketing analysis, guest service, promotions, administration / management, vault / cage management and audit / accounting tasks. Aggregated together, all of these modules have become the “Casino Trac” product, a full-featured Casino Management System (CMS) offering what we believe to be a powerful combination of value, efficiency and reliability for casinos seeking to add or upgrade their casino management systems.

In September of 2020, the Company was granted a Patent (U.S. patent #10,769,885 B2) on its April 2017 application 15/946,227 “SYSTEMS AND METHODS OF FACILITATING INTERACTIONS BETWEEN AN ELECTRONIC GAMING MACHINE, GAME PLAYER, AND A CONTROL SYSTEM”.  In addition, the Company renewed its Trademark claim for “Table Trac” which was granted July 31, 2018 Reg. No. 5,529,779 and made a new Trademark claim on its “CasinoTrac” brand which was granted July 23, 2019 Reg No. 5,811,336.

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

TABLE TRAC INSTALLATIONS

Table Trac currently has casino management systems, table games management systems and ancillary products installed with on-going support and maintenance contracts with 100 casino operators in over 265 casinos worldwide in the U.S., Australia, Caribbean, Central and South America.

AVAILABILITY OF TABLE TRAC

Table Trac systems are available for purchase from the Company by any legal gambling casino in the U.S. and legal casinos operating outside the USA. Table Trac’s systems are purchased, installed and sold with a monthly license and maintenance contract whereby Table Trac performs required maintenance on its systems to assure trouble-free operations.

MANUFACTURING CAPABILITIES

The Company designs and manufactures its own table game interface units and slot machine gaming machine interface boards using the services of third-party electronics assembly firms. The Company has relationships with a host of third-party electronic and gaming equipment manufacturers that can be readily available for hire, as needed.  The Company believes it has an adequate supply of component parts and raw materials used in manufacturing its casino management systems.

TRADEMARKS AND PATENTS

The Company has a registered trademark (“TABLE TRAC”), which was originally issued on September 7, 2000.

In September of 2020 the Company was granted a Patent (U.S. patent #10,769,885 B2) on its April 2017 application 15/946,227 “SYSTEMS AND METHODS OF FACILITATING INTERACTIONS BETWEEN AN ELECTRONIC GAMING MACHINE, GAME PLAYER, AND A CONTROL SYSTEM”.  In addition, the Company renewed its Trademark claim for “Table Trac” which was granted July 31, 2018 Reg. No. 5,529,779 and made a new Trademark claim on its “CasinoTrac” which was granted July 23, 2019 Reg No. 5,811,336.

HUMAN CAPITAL

As of December 31, 2021, the Company had 29 full-time equivalents with an employee headcount of 30.

COMPETITION

There is intense competition in the gaming management and gaming products industry which is characterized by dynamic customer demand and rapid technological advances. Today, there are many systems providers in the U.S. and abroad offering casinos and gaming operators “total solution” casino management and table games management systems. As a result, the Company must continually adapt its approach and its products to meet this demand and match technological advances and, if it cannot do so, the Company’s business, results of operations or financial condition may be adversely

 GOVERNMENT REGULATIONS

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

RECENT DEVELOPMENTS

The Company signed nine new customer contracts in 2021 and expanded the Company’s presence in Oklahoma, Nevada, Texas, Panama and Australia. At the end of 2021, the Company had casino management systems, table games management systems and ancillary products installed with on-going support and maintenance contracts with 100 casino operators in over 265 casinos worldwide.

At the Company’s annual shareholder meeting in October 2021, the Company’s shareholders re-elected Thomas Mertens and William Martinez as its independent board members; along with one of the Company’s current officers, Chad Hoehne, Table Trac’s, President, Chief Technical Officer and its Chief Executive Officer. The board elected Mr. Hoehne as Chairman of the Board, while Mr. Mertens was elected to serve as chairman of the audit and compensation committees. Mr. Martinez was elected to serve as chairman of the compliance committee.

During 2021, the Company participated in several key industry trade shows and conferences, including, the National Indian Gaming Association Trade Show and Conference, the Oklahoma Indian Gaming Association Trade Show and Conference, and Global Gaming Expo (G2E), the industry’s premier event. The Company holds licenses for the following states:  California, Colorado, Iowa, Maryland, Minnesota and Nevada and pending in West Virginia and Wisconsin, which will allow the Company to pursue sales in these territories.

In February 2020, the Company obtained a $500,000 line of credit with a lender.  The Company has renewed this line of credit through February 2023.

On February 2, 2021, the Company entered into a Promissory Note with Alerus Financial, N.A. (the “Promissory Note”), which provided an unsecured loan of $473,400 pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act and applicable regulations (the “CARES Act”). Forgiveness of the Promissory Note will be determined in accordance with the provisions of the CARES Act and applicable regulations. The Company used the entire loan amount for designated qualifying expenses and applied for forgiveness of the loan in accordance with the terms of the PPP on September 28, 2021.  Notice of PPP forgiveness payment was received on October 22, 2021.

Impact of COVID-19 on Our Business.

The COVID-19 pandemic has and will continue to impact the economy and has and will likely continue to adversely affect our business. As of the date of this filing, the extent and duration of the pandemic and its impact on the Company’s future financial and operational performance remains uncertain and will depend on future developments, including the duration and spread of COVID-19 and any increase in COVID-19 cases (and new variants) in the markets in which the Company operates, the extent and effectiveness of taken by federal, state and governments to prevent and contain disease spread, and the impact of these and other factors on our employees, customers and suppliers.  Some of our customers have temporarily closed or are operating at a diminished capacity which may negatively impact revenue. The pandemic may shift industry demand for installing and replacing existing casino management systems, impact sales and gross margins in the future, limit our ability to secure products we sell due to supplier and manufacturer shortages, limit the ability of our employees to perform their work due to illness caused by the pandemic and local, state, or federal orders requiring employees to remain at home, limit the ability of carriers to deliver our products to customers, limit the ability of our customers to conduct their business and purchase our products and services, and limit the ability of our customers to pay us on a timely basis.

To ensure that our business can continue to operate during this uncertain time, in February 2021 we applied and were approved for a second Paycheck Protection Program (PPP) loan through the Small Business Administration. This loan allowed us to continue to employ all existing employees to service our client base.

In March 2021, the Internal Revenue Service (“IRS”) released Notice 2021-20, which retroactively eliminated the restriction that prevented employers who received a PPP loan from qualifying for the Employee Retention Credit (“ERC”), which is a refundable tax credit against certain employment taxes. Upon determination that the employer has complied with all of the conditions required to receive the credit, a receivable is recorded and the credit reduces salaries and wages expense. The ERC was repealed in the fourth quarter of 2021 and therefore the Corporation did not receive ERC funds for the fourth quarter of 2021. As a result, for the year ending December 31, 2021, approximately $523,000 was recognized as an offset to expenses in the statement of operations for the ERC.

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

Item 1A. Risk Factors.

Risk Factors Relating to Our Business

The COVID-19 pandemic has had and may continue to have an adverse effect on our business.

The COVID-19 pandemic has impacted the economy and could continue to adversely affect our business. As of the date of this filing, the extent and duration of the pandemic and its impact on the Company’s future financial and operational performance remains unpredictable and will depend upon future developments, including the duration and spread of COVID-19 (and new variants) in the markets in which the Company operates, the extent and effectiveness taken by federal, state and local governments to prevent and contain disease spread, and the impact of these and other factors on our employees, customers and suppliers. Over the past two years, some of our customers temporarily closed or operated at a diminished capacity which, upon reoccurrence, would negatively impact revenue.  During late 2019 and early 2020 the demand for installing and replacing existing casino management systems noticeably slowed.  We noted an increase in sales activity in the last half of 2020 and consistently throughout 2021.  Additionally, we continue to experience, in a limited capacity, supplier and manufacturer shortages.  This has resulted in a prolonged installation schedule.  Finally, during late 2019 and early 2020, we discounted the prices on some of the services and allowed our customers additional time to pay outstanding balances.

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

Unfavorable economic, social and political conditions and public health crises may have a negative effect on our business.

If fewer players visit our customers’ facilities or, if such players have less disposable income to spend at our customers’ facilities or if our customers are unable to devote resources to purchasing and leasing our products are forced to close their respective facilities, there could be an adverse effect on our business. Such risks that may affect our customers and suppliers and consumers behavior include, but are not limited to:

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

Our business may suffer if our products become obsolete or demand for them decreases, including without limitation, as a result of our inability to develop innovative products or respond to technological changes.

We derive substantially all of our revenues from leasing, licensing, selling and other financing arrangements of products within the gaming industry. Consistent demand for and satisfaction with our products by our customers is critical to our financial condition and future success. Problems, issues, defects or dissatisfaction with our products could cause us to lose customers or revenues from leases with minimal notices. Additionally, our success depends on our ability to keep pace with technological advances in our industry and to adapt and improve our products in response to evolving customer needs and industry trends. If demand for our products weakens due to lack of market acceptance, technological change, increased competition, regulatory changes, or other factors, it could have a material adverse effect on our business, results of operations or financial condition.

Any disruption in our manufacturing processes, any significant increase in manufacturing costs or any inability to manufacture our products to meet demand could adversely affect our business and operating results.

We create our software and many related products ourselves. Should any of these manufacturing processes be disrupted we may be unable to timely remedy such disruption. In such a case, we may be unable to produce a sufficient quantity of our products to meet the demand of our customers. In addition, manufacturing costs may increase significantly and we may not be able to successfully recover these cost increases with increased pricing to our customers. Either case could have an adverse impact on our business, results of operations or financial condition.

We operate in a very competitive business environment and if we do not adapt our approach and our products to meet this competitive environment, our business, results of operations or financial condition could be adversely impacted.

There is intense competition in the gaming management and gaming products industry which is characterized by dynamic customer demand and rapid technological advances. Today, there are many systems providers in the U.S. and abroad offering casinos and gaming operators “total solution” casino management and table games management systems. As a result, we must continually adapt our approach and our products to meet this demand and match technological advances and if we cannot do so, our business results of operations or financial condition may be adversely impacted. Conversely, the development of new competitive products or the enhancement of existing competitive products in any market in which we operate could have an adverse impact on our business, results of operations or financial condition.  Several of our competitors are larger, have greater name recognition, longer operating histories, larger marketing budgets and significantly greater resources than we do, and are able to devote greater resources to the development, promotion and sale of their products and services.  If we are unable to remain dynamic in the face of changes in the market, it could have a material adverse effect on our business, results of operations or financial condition.

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

The opening of new casinos, expansion of existing casinos and replacement of existing gaming management systems in existing casinos fluctuate with demand, economic conditions, regulatory approvals and the availability of financing and have been negatively affected by the recent COVID-19 pandemic. In addition, the expansion of gaming into new jurisdictions can be a protracted process, usually requiring a public referendum and/or legislative action before establishing or expanding gaming. Any of these factors could delay, restrict or prohibit the expansion of our business and negatively impact our results of operations, cash flows and financial condition.

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

We rely on our software and related information technology systems to operate our business. We are also exposed to the risk of cyber incidents in the ordinary course of business, to date, we have not experienced a cyber breach or incident. Cyber incidents may be deliberate attacks for the theft of intellectual property or other sensitive information or may be the result of unintentional actions or events. We have information technology security initiatives and recovery plans in place to mitigate our risk to these vulnerabilities, but these measures may not be adequate, or implemented properly, or executed timely to ensure that our operations are not disrupted. Potential risks associated with a material cyber incident include loss of intellectual property, impairment of our ability to conduct our operations, disruption of our customers’ operations, damage to our reputation, litigation, and increased cyber security protection and remediation costs. Such consequences could adversely affect our business, results of operations or financial condition.

If we are unable to maintain and implement effective internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our reported financial information and the market price of our common stock may be negatively affected.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. If we have material weaknesses in our internal control over financial reporting, like those disclosed in Item 9A of our Annual Report for the fiscal year ended December 31, 2020, we may not detect errors on a timely basis and our financial statements may be materially misstated. We will need to maintain and enhance these processes and controls as we grow, and we may require additional management and staff resources to do so. Additionally, even if we conclude our internal controls are effective for a given period, we may in the future identify one or more material weaknesses in our internal controls, in which case our management will be unable to conclude that our internal control over financial reporting is effective.

If we are unable to conclude that our internal control over financial reporting is effective, investors could lose confidence in the accuracy and completeness of our financial disclosures, which could cause the price of our common stock to decline. Any failure of our internal control over financial reporting could have a material adverse effect on our reported operating results and harm our reputation. Internal control deficiencies could also result in a restatement of our financial results.

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

We rely on unpatented proprietary technology. It is possible that others will independently develop the same or similar technology or otherwise obtain access to our unpatented technology. To protect our trade secrets and other proprietary information, we require employees, consultants, advisors and other collaborators to enter into confidentiality agreements. We cannot assure you that these agreements are fully enforceable or will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information. Furthermore, we may not have adequate resources to enforce these agreements in a meaningful way. If we are unable to maintain the proprietary nature of our technologies or enforce the agreements, we use to protect those technologies, it could have a material adverse effect on our business.

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

We will become subject to regulation in any jurisdiction where our customers operate in the future. To expand into any such jurisdiction, we may need to be licensed, or obtain approvals of our products or services. If we do not receive, or receive a license, or our license is revoked in a particular jurisdiction for our products, we would not be able to sell or place our products in that jurisdiction. Any such outcome could materially and adversely affect our results of operations and any growth plans for our business.

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

Risk Factors Related to Our Common Stock

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

In general, there has been very little trading activity in our common stock. The relatively low trading volume will likely make it difficult for our stockholders to sell their shares as and when they choose. Furthermore, low trading volumes generally depress market prices. As a result, you may not always be able to resell shares of our common stock publicly at or near their original purchase price or at any price.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The Company has a lease on corporate office space in Minnetonka, Minnesota which expires on June 30, 2025, and includes over 4,400 square feet of office and warehouse space. The monthly rent payment is approximately $4,090 with periodic escalators to approximately $4,340 per month, excluding operating expenses.

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

Holders: As of March

28

, 2022, the Company had outstanding 4,521,988 shares of common stock held by approximately 386 holders of record.

Dividends: No dividends were declared or paid in 2021 or 2020, and the Company does not expect to pay dividends in the near future.

Item 6. [Reserved].

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion should be read in conjunction with our audited financial statements and related notes that appear elsewhere in this filing.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements made in this report are “forward-looking statements,” as that term is defined under Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements describe future expectations, plans, results or strategies and can often be identified by the use of terminology such as “may,” “will,” “believe,” “anticipate,” “intend,” “estimate,” “expect” and similar expressions.  The forward-looking statements in this report are primarily located in the material set forth under the headings “Description of Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are found in other parts of this report as well.  These statements are based upon management’s current expectations, assumptions and estimates and are not guarantees of timing, future results or performance. Therefore, you should not rely on any of these forward-looking statements as predictions of future events. Actual results may differ materially from those contemplated in these statements due to a variety of risks and uncertainties and other important factors, including those described in this report under Part I, Item 1A “Risk Factors” as well as in our other SEC filings. Forward-looking statements speak only as of the date they are made and, except for our ongoing obligations under the U.S. federal securities laws, we undertake no and expressly disclaim any obligation to publicly update any forward-looking statements whether as a result of new information, future events or otherwise

Industry data and other statistical information used in this report are based on independent publications, government publications, reports by market research firms or other published independent sources. Some data are also based on our good faith estimates, derived from our review of internal surveys and the independent sources listed above. Although we believe these sources are reliable, we have not independently verified the information.

Due to the length of the pandemic caused by the coronavirus in the U.S. and globally, our customers have been and may continue to be impacted. The impact of the coronavirus on our future results could be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus, the success of actions taken to contain or treat the coronavirus, and reactions by consumers, companies, governmental entities and capital markets. It is possible we will have collection issues or customer concessions as a result.

BACKLOG

The Company’s backlog generally consists of incomplete system installations and expansion of offerings for currently installed and supported systems.

The Company had two projects in its backlog at December 31, 2020. The Company had five projects in its backlog as of December 31, 2021.  As of the filing date of this report, the Company has four signed new contracts with customers in 2022.

The Company is currently serving gaming establishments in fourteen states in the U.S., as well as countries in Central and South America, the Caribbean and Australia. The Company aims to pursue further opportunities and strategic partnerships.

LIQUIDITY AND CAPITAL RESOURCES

Management believes that the Company has adequate cash to meet its obligations and continue operations for both existing customer contracts and ongoing product development for at least the next 12 months from the date of this filing.  The Company’s primary sources of liquidity are cash, receivables, and future cash generated from operations.

In February 2020, the Company obtained a $500,000 line of credit with a lender. As of December 31, 2021, no amount was outstanding. The line of credit expires on February 1, 2023. In February 2021, we applied and were approved for a second draw in the amount of $473,400 of the Paycheck Protection Program (PPP) loan through the Small Business Administration. This loan allowed us to continue to employ all existing employees to service our client base. The Company's PPP loan was forgiven by the SBA in the amount of $473,400 in October 2021. Management is not aware of any trends or any known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the registrant’s liquidity increasing or decreasing in any material way.

The Company’s cash position at December 31, 2021 was $4,945,913, an increase of $3,214,044 from $1,731,869 at December 31, 2020. Net cash flows provided by operating activities during the year ended December 31, 2021 were approximately $2,797,644 compared to cash used by operating activities of $5,293 for the same period in 2020. This increase of $2,802,937 was primarily due to an increase in income from operations and customers deposits.

Net cash used in investing activities was $57,000 during the year ended December 31, 2021, compared to $0 for the same period in 2020. This increase of $57,000 was due purchase of an investment in 2021 and no such expenditures during 2020.  During the year ended December 31, 2021, based on ceased operating activity of the investee, the Company determined the investment was impaired and recorded an investment loss of $57,000.

Net cash provided in financing activities was $473,400 during the years ended December 31, 2021 and 2020. The company received funds from a PPP loan in both years.

On December 31, 2021, total stockholders’ equity was $6,527,358 compared to $4,693,493 in 2020, an increase of $1,833,865 or 39.1%, which was primarily due to 2021 net income.

The Company did not have any off-balance sheet arrangements as of December 31, 2021.

RESULTS OF OPERATIONS, YEAR ENDED December 31, 2021 COMPARED TO YEAR ENDED December 31, 2020

The most significant events that affected the 2021 results of operations were the Company’s installation of ten casino management systems, expanded one existing customer and our exclusive supplier installed our system in multiple new locations in Australia.

Revenue

See Note 1: Revenue, disaggregated revenues by major product line table

Total revenues increased $2,565,242, a 58.3% increase, due to more installations in 2021 compared to 2020 as a result of the easing of limitations related to the COVID-19 pandemic. System sales increased $1,459,799, an 90% increase, due to the smaller amount of systems that were installed in 2021 compared to 2020. Maintenance revenue increased $506,259, a 19% increase, due to an increase in COVID-19 related customer credits issued during 2020. Service and other revenue, which includes DataTrac, promotional kiosk software sales and licensing agreements increased $386,526, as a result of an increase in DataTrac services and promotional kiosk products being sold.

During 2021, the Company delivered a total of ten systems and expanded one system in the United States.  Our exclusive supplier installed our system in multiple new locations in Australia.  During 2020, the Company delivered 10 systems.

Cost of Sales and Gross Profit

Cost of sales increased to $1,895,733 in 2021 from $1,073,523 in 2020. The increase of $822,210 was primarily due to an increase in volume of installations during 2021 as a result of the COVID-19 pandemic, as noted. The following table summarizes our cost of sales:

	Years ended December 31,
	2021	2020	2021	2020

			(percent of revenues)	(percent of revenues)
System	$722,153	$460,540	10.4%	10.5%
Maintenance	654,912	371,205	9.4%	8.4%
Lease	167,770	0	2.4%	0.0%
Service and other	350,898	241,778	5.0%	5.5%
Total cost of sales	$1,895,733	$1,073,523	27.2%	24.4%
Gross profit	$5,070,950	$3,327,918	72.8%	75.6%

The gross profit in 2021 was $5,070,950 or 73% of sales compared with $3,327,918 or 76% of sales in 2020.  This decrease is a result of maintenance wages not included in cost of sales during 2020, as a result of the COVID pandemic shut down.  Additionally, there were a number of larger sales in 2021 verses 2020.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to $3,562,003 in 2021 from $3,670,912 in 2020. This 3% decrease of $108,909 was primarily due to the receipt of the Employee Retention Credits of approximately $523,000 of which approximately $122,000 was recorded as a component of accounts receivable as of December 31, 2021.  This was offset by an increase in bonus expense of approximately $188,500 in 2021.

Other Income

Other income was comprised of the PPP loan forgiveness income totaling $473,400 in both 2021 and 2020.

Interest Income

Interest income increased to $83,304 in 2021, compared to $79,487 in 2020, primarily due to the increase of interest income from our investments in money market instruments.

Income Tax Benefit (Expense)

The income tax expense was $298,000 in 2021, for an effective rate of 14.84%, compared to income tax benefit of $97,000 for an effective rate of -46.2% in 2020. The change in the effective rate is primarily due to changes in non-taxable income and non-deductible expenses and generation/utilization of tax credits.

Net Income

The net income for 2021 was $ 1,710,651 compared to net income of $ 306,893 for 2020, which is an increase of $1,403,758.

The basic and diluted earnings per share in 2021 were $ 0.38 and $0.37, respectively, compared to basic and diluted earnings per share of $ 0.07 in 2020.

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

Revenue Recognition

The Company derives revenues from the sales of systems, licenses and maintenance fees, hardware leasing and services.

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

Inventory

Inventory, consisting of finished goods, is stated at the lower of cost or net realizable value. The average cost method (which approximates first in, first out method) is used to value inventory. Inventory is reviewed annually for the lower of cost or net realizable value and obsolescence. Any material cost found to be above market value or considered obsolete is written down accordingly. The Company had $36,353 and $45,045 of obsolescence reserves at December 31, 2021 and 2020, respectively.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Table Trac, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Table Trac, Inc. (the Company) as of December 31, 2021 and 2020, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Revenue Recognition

Description of the Matter

As described in Note 1 to the financial statements, the Company recognizes revenue when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products or services.  The Company enters into contracts with its customers that may contain multiple performance obligations including hardware, software, lease, installation services, training, and maintenance. Significant judgment may be required by the Company in determining revenue recognition specific to these contracts with multiple performance obligations, and includes the following:

●	Assessing collectability of contracts with customers.
●

Determination of whether hardware, software, lease, installation services, training, and maintenance are considered distinct performance obligations that should be accounted for separately or combined as one unit of accounting.

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

Minneapolis, Minnesota

March 28, 2022

TABLE TRAC, INC.

BALANCE SHEETS

	December 31,	December 31,
	2021	2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,945,913	$1,731,869
Accounts receivable, net of allowance for doubtful accounts of $61,376 and $77,623 at December 31, 2021 and December 31, 2020, respectively.	1,017,533	1,303,724
Inventory, net	1,582,358	1,748,414
Prepaid expenses	799,524	311,170
Net investment in sales type leases - current	39,369	0
Income tax receivable	0	97,273
TOTAL CURRENT ASSETS	8,384,697	5,192,450

LONG-TERM ASSETS
Accounts receivable - Long-term	288,665	33,783
Property and equipment, net	7,879	30,843
Net investment in sales type leases - long term	137,337	0
Deferred tax asset	9,000	0
Operating lease right-of-use assets	174,096	46,810
TOTAL LONG-TERM ASSETS	616,977	111,436
TOTAL ASSETS	$9,001,674	$5,303,886

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$258,764	$104,362
Payroll liabilities	26,370	41,641
Customer deposits	1,576,000	163,709
Current portion of operating lease liabilities	51,046	40,742
Accrued income taxes	438,022	0
TOTAL CURRENT LIABILITIES	2,350,202	350,454

LONG-TERM LIABILITIES
Operating lease liabilities	124,114	8,939
Deferred tax liability	0	251,000
TOTAL LIABILITIES	2,474,316	610,393

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 25,000,000 shares authorized: 4,656,734 shares issued; and 4,521,988 and 4,506,788 shares outstanding at December 31, 2021 and December 31, 2020, respectively.	4,522	4,507
Additional paid-in capital	1,988,137	1,876,970
Retained earnings	4,768,298	3,057,647
	6,760,957	4,939,124
Treasury stock, 134,746 and 149,946 shares (at cost) at December 31, 2021 and December 31, 2020, respectively.	(233,599)	(245,631)
TOTAL STOCKHOLDERS’ EQUITY	6,527,358	4,693,493

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,001,674	$5,303,886

The accompanying notes are an integral part of these financial statements.

TABLE TRAC, INC.

STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2021	2020

Revenues	$6,966,683	$4,401,441
Cost of sales	1,895,733	1,073,523
Gross profit	5,070,950	3,327,918
Operating expenses:
Selling, general and administrative	3,562,003	3,670,912
Income (loss) from operations	1,508,947	(342,994)
Investment loss	(57,000)	0
Other income	473,400	473,400
Interest income	83,304	79,487
Income before taxes	2,008,651	209,893
Income tax expense (benefit)	298,000	(97,000)
Net income	$1,710,651	$306,893
Net income per share - basic	$0.38	$0.07
Net income per share - diluted	$0.37	$0.07
Weighted-average shares outstanding - basic	4,509,198	4,486,788
Weighted-average shares outstanding - diluted	4,563,621	4,497,599

The accompanying notes are an integral part of these financial statements.

TABLE TRAC, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock Outstanding		Additional
	Number of	Par	Paid-in	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total
BALANCE, December 31, 2019	4,506,788	$4,507	$1,847,594	$2,750,754	$(245,631)	$4,357,224
Stock compensation expense	0	0	29,376	0	0	29,376
2020 Net income	0	0	0	306,893	0	306,893
BALANCE, December 31, 2020	4,506,788	$4,507	$1,876,970	$3,057,647	$(245,631)	$4,693,493
Stock compensation expense	0	0	123,214	0	0	123,214
Stock issued to employees from treasury	15,200	15	(12,047)	0	12,032	0
2021 Net income	0	0	0	1,710,651	0	1,710,651
BALANCE, December 31, 2021	4,521,988	$4,522	$1,988,137	$4,768,298	$(233,599)	$6,527,358

The accompanying notes are an integral part of these financial statements.

TABLE TRAC, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2021	2020
OPERATING ACTIVITIES
Net income	$1,710,651	$306,893
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	22,964	43,306
Deferred income taxes	(260,000)	(214,000)
Stock compensation expense	123,214	29,376
Bad debt expense	0	64,378
Loss on Investment	57,000	0
Inventory obsolescence reserve	0	45,045
Paycheck Protection Program (PPP) loan forgiveness income	(473,400)	(473,400)
Changes in operating assets and liabilities:
Accounts receivable	31,309	940,604
Inventory	166,056	(529,870)
Prepaid expenses	(488,354)	68,812
Net investment in sales type leases	(176,706)	0
Accounts payable, accrued expenses and other	152,595	(263,980)
Payroll liabilities	(15,271)	(2,857)
Customer deposits	1,412,291	(90,000)
Income tax receivable (accrued income taxes)	535,295	70,400
Net cash provided by (used in) operating activities	2,797,644	(5,293)
INVESTING ACTIVITIES
Purchase of investment	(57,000)	0
Net cash used in investing activities	(57,000)	0
FINANCING ACTIVITIES
Proceeds from Paycheck Protection Program loan	473,400	473,400
Net cash provided by in financing activities	473,400	473,400

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,214,044	468,107

CASH AND CASH EQUIVALENTS
Beginning of period	1,731,869	1,263,762
End of period	$4,945,913	$1,731,869

Non-cash investing and financing activities:
Treasury stock cost related to compensation	$12,047	$0

Supplemental cash flow information:
Operating cash outflow for operating leases	$58,794	$62,571

The accompanying notes are an integral part of these financial statements.

TABLE TRAC INC.

Notes to Financial Statements

December 31, 2021 and 2020

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

Concentrations of Risk

Cash Deposits in Excess of Federally Insured Limits

The Company maintains its cash balances at two financial institutions. Accounts are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At times throughout the year, the Company’s cash balances exceeded amounts insured by the FDIC. The Company doesn’t believe it is exposed to any significant credit risk on its cash balances.  Cash equivalents represent money market funds or short-term investments with original maturities of three months or less from the date of purchase.

Major Customers

The following table summarizes major customer’s information for the years ended December 31, 2021 and 2020:

	For the Years ended December 31,
	2021		2020
	% Revenues	% AR	% Revenues	% AR
Major	0.0%	50.2%	10.2%	40.5%
All Others	100.0%	49.8%	89.8%	59.5%
Total	100.0%	100.0%	100.0%	100.0%

A major customer is defined as any customer that represents at least 10% of revenue or outstanding account receivable for a given period.

Revenue Recognition

The Company derives revenues from the sales or leasing of systems, licenses and maintenance fees, and services, and rental agreements.

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

The following table summarizes disaggregated revenues by major product line for the years ended December 31, 2021 and 2020, respectively:

	Years ended December 31,
	2021	2020	2021	2020
			(percent of revenues)
System revenue	$3,074,393	$1,614,594	44.1%	36.7%
Maintenance revenue	3,121,283	2,615,024	44.8%	59.4%
Lease revenue	212,658	0	3.1%	0.0%
Service and other revenue	558,349	171,823	7.9%	3.9%
Total revenues	$6,966,683	$4,401,441	100.0%	100.0%

Significant Judgments

Contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment.

Judgment is required to determine the SSP for each distinct performance obligation including lease and non-lease components. We use a single amount to estimate SSP when we sell a product or service separately.

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

The collectability assessment requires the company to use judgement and consider all relevant facts and circumstances. Management exercises judgment in its assessment of collectability of customer funds by considering payment history, current credit status, publicly available information about the financial condition of the customer, the impact of COVID-19 on the customer, among other factors.  As of December 31, 2021 and 2020, $1,438,136 and $2,062,568 have not been recorded as revenue or included in accounts receivable based on the collectability assessment performed by the Company.

During 2021, based on management's ongoing collectability assessment, one contract was subsequently deemed collectible and approximately $118,000 revenue was recognized in 2021.

We evaluate the interest rates in customer contracts with extended payment terms that contain a significant financing component. These rates range from approximately 1% to 6% and we believe those to be appropriate market interest rates for the financing component.

Geographic Concentrations

The Company sells its technologies and services to casinos in the United States, Australia, Japan, the Caribbean and countries in both Central and South America. For 2021 and 2020, 89% and 94% of the Company’s revenues were from the United States and 8% and 5% from Australia, respectively.

As of December 31, 2021 and 2020, 74% and 86% of the Company’s accounts receivable were from the United States and 11% and 3% from Australia; 11% and 4% from Central America, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. Fair value estimates are at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and matters of significant judgment and therefore cannot be determined with precision. The Company considers the carrying values of its financial instruments to approximate fair value due to their short-term nature.

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

In  March 2021, the Internal Revenue Service (“IRS”) released Notice 2021-20, which retroactively eliminated the restriction that prevented employers who received a PPP loan from qualifying for the Employee Retention Credit (“ERC”), which is a refundable tax credit against certain employment taxes. The Company determined that we have complied with all of the conditions required to receive the credit. As a result, for the year ending December 31, 2021, approximately $523,000 was recognized as an offset to expenses in the statement of operations for the ERC.  Approximately $122,000 has not been received and has been included in accounts receivable at December 31, 2021.

Inventory

Inventory, consisting of finished goods, is stated at the lower of cost or net realizable value. The average cost method (which approximates the first in, first out method) is used to value inventory. Inventory is reviewed quarterly for the lower of cost or net realizable value and obsolescence. Any material cost found to be above net realizable value or considered obsolete is written down accordingly. Based on that evaluation, the Company had $36,353 and $45,045 of obsolescence reserve at December 31, 2021 and 2020.  The total inventory value was $1,582,358 and $1,748,414 as of December 31, 2021 and 2020, respectively, which included work-in-process of $699,024 and $140,022 as of December 31, 2021 and 2020, respectively, and the remaining amount is comprised of finished goods. At  December 31, 2021 and 2020, the Company had $511,500 and $0 of prepaid inventory as a component of prepaid expenses, respectively.

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

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Based on its evaluation, the Company believes that it has no significant unrecognized tax positions. The Company’s evaluation was performed for the tax years ended December 31, 2018 through 2021, which are the tax years that remain subject to examination by major tax jurisdictions as of December 31, 2021. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to its financial results. In accordance with current guidance, the Company classifies interest and penalties as income tax expense as incurred.

Research and Development

Expenditures for research and product development costs are expensed as incurred. Research and development expenses were $469,554 and $283,421 for the years ended December 31, 2021 and 2020, respectively, and is included in selling, general and administrative expenses on the statements of operations.

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

NOTE 2. ACCOUNTS RECEIVABLE

	December 31,	December 31,
	2021	2020

Accounts receivable - Current	$1,078,909	$1,381,347
Less allowance for doubtful accounts	(61,376)	(77,623)
Accounts receivable current - net	$1,017,533	$1,303,724

Accounts receivable - Long-term	$288,665	$33,783

The allowance for accounts receivable represents management’s best estimate of probable losses in our receivables as of the date of the financial statements. The allowance provides for probable losses that have been identified with specific customer relationships and for probable losses believed to be inherent in receivables, but that have not been specifically identified.

A roll-forward of the Company’s allowance for doubtful accounts for the years ended is as follows:

	December 31,	December 31,
	2021	2020

Accounts receivable allowance, beginning of year	$77,623	$42,623
Provision adjustment	0	64,378
Write-off	(16,247)	(29,378)
Accounts receivable allowance, end of year	$61,376	$77,623

NOTE 3. NET INVESTMENT IN SALES TYPE LEASE

In  January 2021, the Company entered into a five year lease with a customer for hardware which had an implied interest rate of 6%.

At inception, the Company recorded $210,782 in "Net investment in sales type leases" and derecognized $139,521 from “Inventory" on its balance sheet. The Company recognized $71,261 in profit from sales type leases in its statements of operations for the year ended December 31, 2021 as a result of the transaction. For the year ended December 31, 2021, the Company recognized $20,457 of interest income in the Company's statements of operations.

The future minimum lease payments receivable for sales type leases are as follows:

Amount
2022	48,900
2023	48,900
2024	48,900
2025	48,900
2026	4,075
Total undiscounted cash flows	199,675
Present value discount	22,969
Net investment in lease as of December 31, 2021	$176,706

The total net investments in sales type leases, as of  December 31, 2021 was $176,706. The current portion of $39,369 is included in Current Assets on the balance sheet as of  December 31, 2021, and the long term portion of $137,337 is included in Long-Term Assets on the balance sheet as of December 31, 2021.  The lease contains a purchase option at the conclusion of the lease, which the Company has determined does not meet the probability criterion.  The Company has not recorded an unguaranteed residual asset.

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

	December 31,	December 31,
	2021	2020
Office equipment	$49,294	$49,294
Vehicles	211,465	211,465
Total	260,759	260,759
Less: accumulated depreciation	(252,880)	(229,916)
Property and equipment, net	$7,879	$30,843

Depreciation expense totaled $22,964 and $43,306 for the years ended December 31, 2021 and 2020, respectively.

NOTE 5. DEBT

In February 2020, the Company obtained a general credit and security agreement with a lender, which provides a revolving credit line of up to $500,000 and expires on February 1, 2022, which was subsequently extended through February 1, 2023. The line of credit is collateralized by all receivables, inventory, equipment, and general intangibles of the Company. The Company had no borrowings under the credit line during the year ending December 31, 2021 and 2020. Interest on outstanding borrowing is payable monthly and charged at the Prime Rate, subject to a floor of 3.75%, at December 31, 2021.

On April 14, 2020, the Company entered into a Promissory Note with Alerus Financial, N.A. (the “Promissory Note”), which provides for an unsecured loan of $473,400 pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act and applicable regulations (the “CARES Act”). Forgiveness of the Promissory Note will be determined in accordance with the provisions of the CARES Act and applicable regulations. The Company used the entire loan amount for designated qualifying expenses and to applied for forgiveness of the loan in accordance with the terms of the PPP on September 16, 2020.  Notice of PPP forgiveness payment was received on December 21, 2020, and accordingly, the Company recognized forgiveness income of $473,400 as other income on the statement of operations during the year ended December 31, 2020.

On February 8, 2021, the Company entered into a Promissory Note with Alerus Financial, N.A. (the “Promissory Note”), which provided an unsecured loan of $473,400 pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act and applicable regulations (the “CARES Act”). Forgiveness of the Promissory Note will be determined in accordance with the provisions of the CARES Act and applicable regulations. The Company used the entire loan amount for designated qualifying expenses and applied for forgiveness of the loan in accordance with the terms of the PPP on September 28, 2021.  Notice of PPP forgiveness payment was received on October 22, 2021, and accordingly, the Company recognized forgiveness income of $473,400 as other income on the statement of operations during the year ended December 31, 2021.

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

The cost components of our operating leases were $58,794 and $62,271 for the year ended December 31, 2021 and 2020, respectively.

Maturities of our lease liabilities for all operating leases are as follows as of December 31, 2021:

Leased Facilities
2022	57,621
2023	50,566
2024	51,582
2025	26,045
Total Lease Payments	185,814
Less: Interest	10,654
Present value of lease liabilities	$175,160

The weighted average remaining lease terms equals 3.44 years as of December 31, 2021.

NOTE 7. STOCKHOLDERS’ EQUITY

Common Stock

As of December 31, 2021, and 2020, the Company holds 134,746 and 149,946 common stock shares in treasury at a total cost of $233,599 and $245,631, respectively, for future employee and professional service provider’s issuances under the bonus program which was part of both 2018 and 2014 repurchase of shares.

Stock Repurchase Program

On January 7, 2018, the Company’s Board of Directors approved the repurchase of its outstanding shares, using management’s discretion, of its common stock from private unsolicited sellers in the open market. On May 10, 2018, the Company’s Board of Directors approved the repurchase of its outstanding common shares in an aggregate amount of up to 200,000 shares not to exceed $600,000, in both private unsolicited and open market transactions, until  December 31, 2020.  This program was not renewed.  Company insiders are prohibited from participating in the stock repurchase program.

The Company did not repurchase any shares for its treasury during 2020.

Stock Based Compensation

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

The Company has 25,200 shares of restricted stock outstanding as of December 31, 2021, 10,000 of which vested on January 8, 2022. There were 20,000 shares of restricted stock outstanding at December 31, 2020.

For the years ended  December 31, 2021 and 2020, the Company recorded compensation expense related to restricted stock granted of $29,376, respectively as a component of selling, general and administrative expenses.

For the years ended  December 31, 2021 and 2020, the Company recorded compensation expense related to stock options granted of $71,191 and $0, respectively as a component of selling, general and administrative expenses.

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

On December 17, 2021, management of Table Trac, Inc. awarded 15,000 options to be distributed to most of its current employees.  These options vested immediately. Grant date fair value of $22,919 was recognized during 2021 as stock compensation expense as a component of selling, general and administration expense.

The fair value of the Company’s stock options issued during 2021 was estimated using a Black-Scholes option pricing model with the following weighted-average assumptions:

Expected volatility	80.0% - 90.0%
Expected life (years)	2.5 to 6.6
Risk-free interest rate	0.82% - 1.47%
Expected dividend yield	0%

No options were exercised during the years.

The unvested stock compensation expense is expected to be recognized over a weighted average period of approximately one year. As of December 31, 2021, the remaining unrecognized stock compensation expense  for stock options and restriced stock was approximated $81,000 and $22,000, respectively.

The following table summarizes additional information about stock options outstanding and exercisable at December 31, 2021:

Options Outstanding				Options Exercisable
Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
85,000	8.39	$2.52	$65,950	32,500	$2.69	$19,750

The Company has 85,000 and 0 stock options outstanding as of December 31, 2021 and 2020, respectively.

NOTE 8. INCOME TAXES

The income tax provision (benefit) consists of the following for the years ended December 31:

	2021	2020

Current tax expense	$558,000	$117,000
Deferred tax (benefit)	(260,000)	(214,000)
Total income tax expense (benefit)	$298,000	$(97,000)

The reconciliation between expected federal income tax rates and the Company’s effective federal tax rates is as follows for the year ended December 31:

	2021		2020
	Amount	Percent	Amount	Percent

Expected federal tax	$421,800	21.0%	$44,100	21.0%
Permanent differences	(26,700)	(1.3)%	2,900	1.4%
State income tax, net of federal tax benefit	42,800	2.1%	4,500	2.1%
Foreign tax credit	14,800	0.7%	0	0.0%
Research and Development tax credit	(47,000)	(2.3)%	(48,000)	(22.9)%
Paycheck Protection Program loan forgiven	(104,600)	(5.2)%	(99,400)	(47.4)%
Other	(3,100)	(0.2)%	(1,100)	(0.5)%
Total	$298,000	14.8%	$(97,000)	(46.3)%

The following table summarizes the Company’s deferred tax assets and liabilities at December 31:

	2021	2020
Current deferred tax asset (liabilities):
Accounts payable and accrued expenses	$27,000	20,000
Accounts receivable	(316,000)	(328,000)
Allowance for doubtful accounts	14,000	18,000
Inventory obsolescence	8,000	10,000
Prepaid expenses	(185,000)	(72,000)
Customer deposits	365,000	38,000
Net current deferred tax liability	(87,000)	(314,000)

Long-term deferred tax asset (liabilities):
NOL - State	5,000	6,000
Foreign tax credit	29,000	43,000
R&D tax credit	29,000	17,000
Book - Tax depreciation	(2,000)	(7,000)
Stock compensation	22,000	4,000
Investment impairment	13,000	0.00
Net long-term deferred tax asset	96,000	63,000
Net deferred tax asset (liability)	$9,000	$(251,000)

The company has various state net operating loss carryforwards of approximately $59,500 and other Federal and state tax credit carryforwards of approximately $66,000 that expire between 2022 and 2035 if not used.  An allowance for net operating loss carryforward is recorded when the Company believes the amount may not be collected or fully utilized.  Management believes the state net operating loss carryforward is fully collectible or will be fully utilized.

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

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share:

	For the Years Ended
	December 31,
	2021	2020
Basic and diluted earnings per share calculation:
Net income to common stockholders	$1,710,651	$306,893
Weighted average number of common shares outstanding - basic	4,509,198	4,486,788
Basic net income per share	$0.38	$0.07
Weighted average number of common shares outstanding - diluted	4,563,621	4,497,599
Diluted net income per share	$0.37	$0.07

For the year ended December 31, 2021 and 2020 there were common stock equivalents that had a dilutive effect of approximately 54,423 and 10,800 shares, respectively.

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

As of December 31, 2021, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective as of December 31, 2021. There were no changes in our internal controls over financial reporting during our most recently completed reporting period that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

(b) REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(e) and 15d-15(f) of the Exchange Act. The Company has designed internal controls to provide reasonable, but not absolute, assurance that financial statements are prepared in accordance with U.S. GAAP. The Company assesses the effectiveness of internal controls based on the criteria set forth in the 2013 Internal Control - Integrated Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that the Company’s internal controls over financial reporting were effective as of December 31, 2021.

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

(c) CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the fourth quarter of our 2021 fiscal year, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

On February 8, 2021, the Company entered into a Promissory Note with Alerus Financial, N.A. (the “Promissory Note”), which provided an unsecured loan of $473,400 pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act and applicable regulations (the “CARES Act”). The Company used the entire loan amount for designated qualifying expenses and applied for forgiveness of the loan in accordance with the terms of the PPP on September 28, 2021. Notice of PPP forgiveness payment was received on October 22, 2021.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

MANAGEMENT

The executive officers and directors of the Company, with a brief description, are as follows:

Chad B. Hoehne	60	Chief Executive Officer, President, Chief Technology Officer, Director, and Chairman of the Board

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

Mr. Hoehne has been on the board since the Company’s founding.

Randy W. Gilbert	57	Chief Financial Officer

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

Robert R. Siqveland	77	Corporate Secretary

Mr. Siqveland is employed by Table Trac, Inc. and has served as Corporate Secretary since 1999. Prior to joining Table Trac, Mr. Siqveland was an investment advisor with Summit Investment and venture capitalist with Property Growth Company for 25 years, providing “seed capital” and management to over 30 companies.

Mr. Siqveland was a director at Table Trac from 1999 through 2011.

William Martinez	59	Director and Chair of the Compliance Committee

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

Mr. Martinez was elected a director at Table Trac in October 2018.

Thomas J. Mertens	57	Director and Chair of the Audit and Compensation Committee

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

AUDIT COMMITTEE

The Audit Committee is comprised of Mr. Mertens, Mr. Martinez and Mr. Hoehne. The Board of Directors has determined that at least one member of the Audit Committee, Mr. Thomas Mertens, is an “audit committee financial expert” as that term is defined in Regulation S-K promulgated under the Exchange Act. Mr. Mertens qualifies as an “independent director,” as such term is defined in Section 5605(a)(2) of the Nasdaq Listing Rules, and meets the criteria for independence set forth in Rule 10A-3(b)(1) under the Exchange Act. The Board of Directors has determined each member of the Audit Committee is able to read and understand fundamental financial statements and that at least one member of the Audit Committee, Mr. Mertens, has past experience in finance or accounting matters.

Our Audit Committee charter is posted on our website at www.casinotrac.com/investors/.

CODE OF ETHICS

We have adopted a Code of Ethics that governs the conduct of our officers, directors and employees in order to promote honesty, integrity, loyalty and the accuracy of our financial statements. Our Code of Ethics is posted on our website at www.casinotrac.com/investors/.  You may obtain a copy of the Code of Ethics without charge by writing us and requesting a copy, attention: Chad Hoehne, 6101 Baker Road, Suite 206, Minnetonka, Minnesota 55345. You may also request a copy by calling us at (952) 548-8877.

DELINQUENT SECTION 16(A) REPORTS

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers, directors and persons considered to be beneficial owners of more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission and NASDAQ. Officers, directors and greater-than-ten-percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company by its officers and directors, or the Company’s actual knowledge of transactions involving such officers and directors, the Company believes that all such filings were filed on a timely basis for fiscal year 2021

Item 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth the cash and non-cash compensation earned during the years ended December 31, 2021 and 2020 by: (i) each individual who served as our principal executive officer during the year ended December 31, 2021; and (ii) our two most highly compensated executive officers who were serving as executive officer at December 31, 2021. For purposes of this report, we refer to these individuals as the “named executives” of the Company.

Name, Principal Position		Salary and Bonus	Stock Awards	Stock Option Awards(1)	Total
Chad Hoehne, President, CTO and CEO	2021	$285,550	$0	$48,400	$333,950
	2020	353,325	0	0	353,325
Robert Siqveland, Secretary	2021	123,620	0	48,400	172,020
	2020	130,135	0	0	130,135
Randy Gilbert, CFO	2021	156,060	0	72,600	228,660
	2020	215,353	0	0	215,353

(1)	The dollar amounts set forth under the “Stock Option Awards” column represent aggregate grant date fair value computed in accordance with FASB ASC Topic 718. The assumptions used in calculating the grant date fair value of the stock options reported in this column are set forth in the notes to our financial statements included in our Annual Report. The amounts reported in this column reflect the accounting cost for these stock options, and do not correspond to the actual economic value that may be received by the named executives from the options.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table presents certain information concerning outstanding equity awards held by the named executives as of December 31, 2021.

	Outstanding Equity Awards Table at Fiscal 2021 Year-End
	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)
Named Executive Officer	Exercisable	Unexercisable		Option Exercise Price	Option Expiration Date	Number of Shares of Stock that Have Not Vested		Market Value of Shares of Stock that Have Not Vested (1)
Chad Hoehne	5,000	15,000	(2)	$2.42	5/13/2031	0		$0
Robert Siqveland	5,000	15,000	(2)	2.42	5/13/2031	0		0
Randy Gilbert	7,500	22,500	(2)	2.42	5/13/2031	10,000	(3)	33,000
(1)	The market value is based on the closing price of $3.30 on December 31, 2021
(2)	One third of the options vest in each of the following three years on May 14
(3)	Shares vest on January 8, 2022

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

COMPENSATION OF DIRECTORS

The following table sets forth information concerning the compensation of the Company’s non-employee directors for the fiscal year ended December 31, 2021.

Name		Compensation	Stock Awards	Stock Option Awards	Total
William Martinez	2021	20,000	0	0	20,000
Thomas Mertens	2021	22,000	0	0	22,000

The Company’s non-employee directors are compensated on an annual award approved by the board and reimbursed for their actual expenses incurred in connection with attending board meetings or discharging their duties as directors. Mr. Hoehne, as an employee of the Company, does not receive any separate compensation for his service on the board.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of the close of business on March 31, 2021, we had outstanding one class of voting securities—common stock—of which there were 4,521,988 shares issued and outstanding. Each share of common stock is currently entitled to one vote on all matters put to a vote of our shareholders. The following table sets forth the number of common shares, and percentage of outstanding common shares, beneficially owned as of March 31, 2021, by:

●	each person known by the Company to be the beneficial owner of more than five percent of the Company’s outstanding common stock

●	each current director

●	each named executive in Item 11 above, and

●	all current executive officers and directors as a group.

Unless otherwise indicated, the address of each of the following persons is 6101 Baker Road, Suite 206, Minnetonka, Minnesota 55345, and each such person has sole voting and investment power with respect to the shares set forth opposite his, her or its name.

	Common Shares	Percentage of
	Beneficially	Common
Name and Address	Owned(1)	Shares(1)
Chad Hoehne(2)	1,171,600	25.91%
Randy Gilbert(3)	55,225	1.22%
Robert Siqveland(4)	206,500	4.57%
William Martinez(5)	2,000	*
Thomas Mertens(6)	2,000	*
All directors and officers as a group(7)	1,437,325	31.79%
Zeff Capital, LP(8) 1601 Broadway, 12th floor New York, NY 10019	450,000	9.95%

*	denotes less than one percent.

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

(2)	Mr. Hoehne is the President, CEO and a director of the Company.

(3)	Mr. Gilbert is the Chief Financial Officer of the Company.

(4)	Mr. Siqveland is the Company’s secretary.

(5)	Mr. Martinez is a director of the Company.

(6)	Mr. Mertens is a director of the Company.

(7)	Consists of five persons: Messrs. Hoehne, Gilbert, Siqveland, Martinez and Mertens.

(8)	Based on a Schedule 13G/A filed with the SEC on January 4, 2022. The Schedule 13G/A was filed jointly by Zeff Capital, LP, Zeff Holding Company, LLC and Daniel Zeff. Zeff Capital, LP reports it has shared voting and dispositive power with respect to the 450,000 shares.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

CERTAIN RELATIONSHIPS AND TRANSACTIONS

None.

DIRECTOR INDEPENDENCE

The Company does not have a standing nominating committee. Instead, the entire Board of Directors shares the responsibility of identifying potential director-nominees to serve on the Board of Directors.

The Board of Directors does have a standing Compensation Committee, Compliance Committee and Audit Committee. The Compensation Committee is composed of Messrs. Martinez and Mertens (with Mr. Mertens serving as chairperson). The Compliance Committee is composed of Messrs. Martinez, Mertens and Hoehne (with Mr. Martinez serving as chairperson). The Audit Committee is composed of Messrs. Mertens, Martinez and Hoehne (with Mr. Mertens serving as chairperson). The Board of Directors has determined that Messrs. Martinez and Mertens are “independent,” as such term is defined in Section 5605(a)(2) of the Nasdaq Listing Rules, and meets the criteria for independence set forth in Rule 10A-3(b)(1) under the Exchange Act. The preceding disclosure respecting director independence is required under applicable SEC rules. However, as a corporation whose shares are listed for trading on the OTCQB, the Company is not required to have any independent directors at all on its Board of Directors, or any independent directors serving on any particular committees of the Board of Directors.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm, during 2021 and 2020, Boulay PLLP, billed for the following services:

	2021	2020
Audit fees, including quarterly review of Form 10-Q	$97,900	$95,000
Tax fees	12,500	12,916
Audit-related fees (1)	22,800	15,010
All other fees	0	0
	$133,200	$122,926

The audit fees consisted of fees for the annual audit of the Company’s financial statements and the reviews of financial statements in quarterly reports on Form 10-Q.

(1)	Audit-related fees were billed for other financial, tax and operational related consulting.

Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and permissible non-audit services. All services provided by the independent auditors during 2021 and 2020 have been approved by the Audit Committee or Board of Directors.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

FINANCIAL STATEMENTS

Included herein at Part II, Item 8, are the Financial Statements and the Report of the Independent Registered Public Accounting Firm (PCAOB ID # 542).

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

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to the registrant’s annual report on Form 10-K filed on March 31, 2011).
3.4	Amendment No. 1 to Bylaws dated March 9, 2016 (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed on March 15, 2016).
4.1	Description of Table Trac, Inc. Common Stock (incorporated by reference to Exhibit 4.1 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2019).
10.1	Offer Letter by and between Table Trac Inc. and Randy W. Gilbert (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on January 12, 2018).
10.2	Promissory Note dated February 8, 2021 between Table Trac Inc. and Alerus Financial, N.A. (incorporated by reference to Exhibit 10.2 to registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2020).
10.3	Table Trac, Inc. 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to registrant’s current report on Form 8-K filed on May 20, 2021
10.4	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to registrant’s quarterly report on Form 10-Q filed on August 12, 2021).
10.5	Form of Restricted Stock Agreement (filed herewith)
23.1	Consent of Boulay PLLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 2022

TABLE TRAC, INC.

/s/ Chad Hoehne
Chad Hoehne, Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of March, 2022.

/s/ Chad Hoehne
Chad Hoehne, Chief Executive Officer and Director
(principal executive officer)

/s/ Randy Gilbert
Randy Gilbert, Chief Financial Officer (principal financial and accounting officer)

/s/ William Martinez
William Martinez, Director

/s/ Thomas Mertens
Thomas Mertens, Director