Form 10-K/A
period 2021-12-31
TABLE TRAC INC
filed 2022-03-31
CIK 1090396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2021 was approximately $11.6 million based on the average bid and asked price of the registrant’s common stock on that date ($3.75 per share). As of March 28, 2022, the registrant had outstanding 4,521,988 shares of common stock, $.001 par value per share.

DOCUMENTS INCORPORATED IN PART BY REFERENCE

None.

EXPLANATORY NOTE

Table Trac, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment”) to amend its Annual Report on Form 10-K for the year ended December 31, 2021 (the “Form 10-K”), which was originally filed with the Securities and Exchange Commission on March 28, 2022. The purpose of this Amendment is to correct the previously filed Exhibit 23.1, Consent of Boulay PLLP, which inadvertently referenced the auditor’s reports for the years ended December 31, 2020 and 2019 and which has now been corrected to reference the auditor’s report for the year ended December 31, 2021.

This Amendment speaks as of the original filing date and does not reflect events occurring after the filing of the Form 10-K or modify or update disclosures that may be affected by subsequent events. No revisions are being made to the Company’s financial statements or any other disclosure contained in the Form 10-K.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted..

●	Auditor Name - Boulay PLLP

●	Auditor Firm Id – PCAOB ID 542

●	Auditor Location - Minneapolis, Minnesota

PART I    V

Item 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

FINANCIAL STATEMENTS

The Financial Statements and the Report of the Independent Registered Public Accounting Firm are included at Part II, Item 8 of the Form 10-K.

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

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to the registrant’s annual report on Form 10-K filed on March 31, 2011).
3.4	Amendment No. 1 to Bylaws dated March 9, 2016 (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed on March 15, 2016).
4.1	Description of Table Trac, Inc. Common Stock (incorporated by reference to Exhibit 4.1 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2019).
10.1	Offer Letter by and between Table Trac Inc. and Randy W. Gilbert (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8¬K filed on January 12, 2018).
10.2
Promissory Note dated February 8, 2021 between Table Trac Inc. and Alerus Financial, N.A. (incorporated by reference to Exhibit 10.2 to registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2020).

10.3	Table Trac, Inc. 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to registrant’s current report on Form 8-K filed on May 20, 2021).
10.4	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to registrant’s quarterly report on Form 10-Q filed on August 12, 2021).
10.5	Form of Restricted Stock Agreement (filed with Form 10-K)
23.1	Consent of Boulay PLLP (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished with Form 10-K).
101.INS	Inline XBRL Instance Document (filed with Form 10-K)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed with Form 10-K)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed with Form 10-K)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed with Form 10-K)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed with Form 10-K)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed with Form 10-K)
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2022

TABLE TRAC, INC.

/s/ Chad Hoehne
Chad Hoehne, Chief Executive Officer
(Principal Executive Officer)