Form 10-Q
period 2022-03-31
TABLE TRAC INC
filed 2022-05-10
CIK 1090396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

or

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

As of May 10, 2022, the registrant had outstanding 4,621,988 shares of common stock, $.001 par value per share.

Table Trac, Inc.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TABLE TRAC, INC.

TABLE TRAC, INC.

CONDENSED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2022	2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,659,781	$4,945,913
Accounts receivable, net of allowance for doubtful accounts of $61,376 at March 31, 2022 and December 31, 2021.	1,279,672	1,017,533
Inventory, net	1,308,430	1,582,358
Prepaid expenses	1,013,111	799,524
Net investment in sales type leases - current	39,962	39,369
TOTAL CURRENT ASSETS	9,300,956	8,384,697

LONG-TERM ASSETS
Accounts receivable - Long-term	706,031	288,665
Property and equipment, net	4,927	7,879
Net investment in sales type leases - long term	127,122	137,337
Deferred tax asset	0	9,000
Operating lease right-of-use assets	159,587	174,096
TOTAL LONG-TERM ASSETS	997,667	616,977
TOTAL ASSETS	$10,298,623	$9,001,674

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$193,122	$258,764
Payroll liabilities	12,685	26,370
Customer deposits	1,309,500	1,576,000
Current portion of operating lease liabilities	47,088	51,046
Accrued income taxes	757,972	438,022
TOTAL CURRENT LIABILITIES	2,320,367	2,350,202

LONG-TERM LIABILITIES
Operating lease liabilities	112,351	124,114
Deferred tax liability	63,000	0
TOTAL LIABILITIES	2,495,718	2,474,316

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 25,000,000 shares authorized: 4,656,734 shares issued; and 4,621,988 and 4,521,988 shares outstanding at March 31, 2022 and December 31, 2021, respectively.	4,622	4,522
Additional paid-in capital	2,001,744	1,988,137
Retained earnings	6,030,138	4,768,298
	8,036,504	6,760,957
Treasury stock, 134,746 shares (at cost) at March 31, 2022 and December 31, 2021, respectively.	(233,599)	(233,599)
TOTAL STOCKHOLDERS’ EQUITY	7,802,905	6,527,358

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,298,623	$9,001,674

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended
	March 31,
	2022	2021

Revenues	$3,351,834	$2,176,973
Cost of sales	661,622	460,460
Gross profit	2,690,212	1,716,513
Operating expenses:
Selling, general and administrative	1,086,396	935,985
Income from operations	1,603,816	780,528
Other income	10,611	0
Interest income	40,913	47,979
Income before taxes	1,655,340	828,507
Income tax expense	393,500	212,500
Net income	$1,261,840	$616,007
Net income per share - basic	$0.28	$0.14
Net income per share - diluted	$0.27	$0.14
Weighted-average shares outstanding - basic	4,521,988	4,500,672
Weighted-average shares outstanding - diluted	4,596,037	4,505,132

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock Outstanding		Additional
	Number of	Par	Paid-in	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total
BALANCE, December 31, 2020	4,506,788	$4,507	$1,876,970	$3,057,647	$(245,631)	$4,693,493
Stock compensation expense	0	0	13,006	0	0	13,006
Common stock issued to non-employee and employees and board member from treasury	15,200	15	(12,047)		12,032	0
Q1 2021 net income	0	0	0	616,007	0	616,007
BALANCE, March 31, 2021	4,521,988	$4,522	$1,877,929	$3,673,654	$(233,599)	$5,322,506

BALANCE, December 31, 2021	4,521,988	$4,522	$1,988,137	$4,768,298	$(233,599)	$6,527,358
Stock compensation expense	100,000	100	13,607	0	0	13,707
Q1 2022 net income	0	0	0	1,261,840	0	1,261,840
BALANCE, March 31, 2022	4,621,988	$4,622	$2,001,744	$6,030,138	$(233,599)	$7,802,905

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	(Unaudited)
	For the Three Months Ended
	March 31,
	2022	2021
OPERATING ACTIVITIES
Net income	$1,261,840	$616,007
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,952	7,426
Deferred income taxes	72,000	1,000
Stock compensation expense	13,707	13,006
Changes in operating assets and liabilities:
Accounts receivable	(679,505)	(295,680)
Inventory	273,928	218,400
Prepaid expenses	(213,587)	58,670
Net investment in sales type leases	9,622	(204,724)
Accounts payable, accrued expenses and other	(66,854)	45,319
Payroll liabilities	(13,685)	47,982
Customer deposits	(266,500)	82,166
Income tax receivable (accrued income taxes)	319,950	208,600
Net cash provided by operating activities	713,868	798,172
INVESTING ACTIVITIES
Purchase of investment	0	(57,000)
Net cash used in investing activities	0	(57,000)
FINANCING ACTIVITIES
Proceeds from Paycheck Protection Program loan	0	473,400
Net cash provided by in financing activities	0	473,400

NET INCREASE IN CASH AND CASH EQUIVALENTS	713,868	1,214,572

CASH AND CASH EQUIVALENTS
Beginning of period	4,945,913	1,731,869
End of period	$5,659,781	$2,946,441

Non-cash investing and financing activities:
Treasury stock cost related to compensation	$0	$12,047

Supplemental cash flow information:
Operating cash outflow for operating leases	$15,340	$14,504

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Nature of Business and Summary of Significant Accounting Policies –

Basis of Presentation

The accompanying unaudited condensed financial statements of Table Trac, Inc. (the “Company,” or “Table Trac”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The condensed balance sheet as of March 31, 2022 and the condensed statements of operations, cash flows and stockholders’ equity for the three months ended March 31, 2022 and 2021 are unaudited but include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Table Trac, Inc. Annual Report on Form 10-K for the year ended December 31, 2021.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company’s use of estimates and assumptions include: for revenue recognition, the nature and timing of satisfaction of performance obligations, and determining the standalone selling price (“SSP”) of performance obligations, determining collectability, and other obligations, realizability of accounts receivable, the valuation of investments, the valuation of deferred tax assets and liabilities, and inventory valuation. Actual results could differ from those estimates, and the difference could be significant.  For further information about our critical accounting estimates, see the discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies and Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

There were no changes in critical accounting estimates or assumptions for the three months ended March 31, 2022.

The Company’s significant accounting policies are described in Note 1 of the financial statement included in its Annual Report on Form 10-K for the year ended December 31, 2021.

Concentrations of Risk

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

Revenue

The Company derives revenues from the sale or leasing of systems, license and maintenance fees, and services, and rental agreements.

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

The following table summarizes disaggregated revenues by major product line for the three months ended March 31, 2022 and 2021, respectively:

	Three Months Ended March 31,
	2022	2021	2022	2021
			(percent of revenues)
System revenue	$2,375,864	$1,073,984	70.9%	49.3%
Maintenance revenue	798,593	783,692	23.8%	36.0%
Lease revenue	0	212,658	0.0%	9.8%
Service and other revenue	177,377	106,639	5.3%	4.9%
Total revenues	$3,351,834	$2,176,973	100.0%	100.0%

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

We recognize a contract asset when our performance under a contract precedes our receipt of consideration from a customer, or before payment is due, and our receipt of consideration is conditional upon factors other than the passage of time. A contract asset is recognized when we have an unconditional right to payment for our performance. Our contract asset consist of our in-process installations, for which we have an enforceable right to collect consideration (including a reasonable profit) in the event the services are cancelled by customers.  As of March 31, 2022, we recorded a contract asset of approximately $65,000 as a component of accounts receivable.

The collectability assessment requires the company to use judgement and consider all relevant facts and circumstances. Management exercises judgment in its assessment of collectability of customer funds by considering payment history, current credit status, publicly available information about the financial condition of the customer, the impact of COVID-19 on the customer, among other factors.  As of  March 31, 2022 and December 31, 2021, $280,268 and $1,438,136 have not been recorded as revenue or included in accounts receivable based on the collectability assessment performed by the Company.

During the three months ended March 31, 2022, based on management's ongoing collectability assessment, one contract was subsequently deemed collectible and approximately $1,078,685 of revenue was recognized.

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

In  March 2021, the Internal Revenue Service (“IRS”) released Notice 2021-20, which retroactively eliminated the restriction that prevented employers who received a PPP loan from qualifying for the Employee Retention Credit (“ERC”), which is a refundable tax credit against certain employment taxes. The Company determined that we have complied with all of the conditions required to receive the credit.  Approximately $122,000 had been included in accounts receivable at  December 31, 2021.  This amount was received during the three months ended March 31, 2022.

Major Customers

The following table summarizes the Company's major customers' information for the three months ended March 31, 2022 and 2021:

	For the Three Months ended March 31,
	2022		2021
	% Revenues	% AR	% Revenues	% AR
Major	66.7%	48.3%	53.0%	51.8%
All Others	33.3%	51.7%	47.0%	48.2%
Total	100.0%	100.0%	100.0%	100.0%

For the three month periods ending  March 31, 2022 and 2021, sales to customers in the United States represent 96.8% and 84.7%, of total revenues, respectively.  For the three month periods ending March 31, 2022 and 2021, sales to a customer in Australia represent 1.3% and 13.1%, of total revenues, respectively

A major customer is defined as any customer that represents at least 10% of revenue for a given period or 10% of outstanding account receivable at the end of a period.

Inventory

Inventory, consisting of finished goods, is stated at the lower of cost or net realizable value. The average cost method (which approximates the first in, first out method) is used to value inventory. Inventory is reviewed quarterly for the lower of cost or net realizable value and obsolescence. Any material cost found to be above net realizable value or considered obsolete is written down accordingly. Based on that evaluation, the Company had $36,353 of obsolescence reserve at  March 31, 2022 and  December 31, 2021, respectively.  The total inventory value was $1,308,430 and $1,582,358, as of  March 31, 2022 and  December 31, 2021, respectively, which included work-in-process of $81,310 and $699,024 as of  March 31, 2022 and  December 31, 2021, respectively, and the remaining amount is comprised of finished goods. At  March 31, 2022 and  December 31, 2021, the Company had $745,255 and $511,550 of prepaid inventory as a component of prepaid expenses, respectively.

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

Research and Development

The Company expenses all costs related to research and development as incurred.  Research and development expense were $0 and $8,839 for the three months ended March 31, 2022 and 2021, respectively. Research and development expenses are included in selling, general and administrative expenses on the statements of operations.

2.	Accounts Receivable –

Accounts receivable consisted of the following at:

		(Audited)
	March 31,	December 31,
	2022	2021

Accounts receivable - Current	$1,276,115	$1,078,909
Contract asset	64,933	0
Less allowance for doubtful accounts	(61,376)	(61,376)
Accounts receivable current - net	$1,279,672	$1,017,533

Accounts receivable - Long-term	$706,031	$288,665

The allowance for accounts receivable represents management’s best estimate of probable losses in our receivables as of the date of the financial statements. The allowance provides for probable losses that have been identified with specific customer relationships and for probable losses believed to be inherent in receivables, but that have not been specifically identified.

A roll-forward of the Company’s allowance for doubtful accounts for the periods presented is as follows:

		(Audited)
	March 31,	December 31,
	2022	2021

Accounts receivable allowance, beginning of the period	$61,376	$77,623
Provision adjustment	0	0
Write-off	0	(16,247)
Accounts receivable allowance, end of the period	$61,376	$61,376

3.	Net Investment in Sales Type Lease –

In January 2021, the Company entered into a five year lease with a customer for hardware which had an implied interest rate of 6%.

At inception, the Company recorded $210,782 in "Net investment in sales type leases" and derecognized $139,521 from “Inventory" on its condensed balance sheet. The Company recognized $9,622 and $71,261 in profit from sales type leases in its condensed statements of operations for the three months ended March 31, 2022 and 2021, respectively, as a result of the transaction. For the three months ended March 31, 2022 and 2021 the Company recognized $2,603 and $6,057, respectively, of interest income in the Company's condensed statements of operations.

The future minimum lease payments receivable for sales type leases are as follows:

Amount
2022 (remainder)	36,675
2023	48,900
2024	48,900
2025	48,900
2026	4,075
Total undiscounted cash flows	187,450
Present value discount	20,366
Net investment in a sales type lease as of March 31, 2022	$167,084

The total net investments in a sales type lease, as of March 31, 2022 and December 31, 2021 was $167,084 and $176,706, respectively. The current portion of $39,962 and $39,369 is included in Current Assets on the condensed balance sheet as of March 31, 2022 and December 31, 2021, respectively, and the long term portion of $127,122 and $137,337 is included in Long-Term Assets on the condensed balance sheet as of March 31, 2022 and December 31, 2021, respectively.  The lease contains a purchase option at the conclusion of the lease, which the Company has determined does not meet the probability criterion.  The Company has not recorded an unguaranteed residual asset.

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

The cost components of our operating leases were $15,430 and $14,504 for the three months ended March 31, 2022.

Maturities of our lease liabilities for all operating leases are as follows as of March 31, 2022:

Leased Facilities
2022 (remainder)	41,900
2023	50,566
2024	51,582
2025	26,045
Total Lease Payments	170,093
Less: Interest	10,654
Present value of lease liabilities	$159,439

The weighted average remaining lease terms equals 3.23 years as of March 31, 2022.

5.	Bank Financing –

Revolving Credit Line

The Company has a revolving credit line of up to $500,000 that expires on February 1, 2023. The line of credit is collateralized by all receivables, inventory, equipment, and general intangibles of the Company. The Company had no borrowings under the credit line during the three months ended March 31, 2022. Interest on outstanding borrowings is payable monthly and charged at the Prime Rate, which was 4.0%, subject to a floor of 3.75% during the three months ended  March 31, 2022.

Payroll Protection Program Loan

On February 2, 2021, the Company entered into a Promissory Note with Alerus Financial, N.A. (the “Promissory Note”), which provided an unsecured loan of $473,400 pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act and applicable regulations (the “CARES Act”).  Notice of PPP forgiveness payment was received on October 22, 2021.

6.	Stockholders’ Equity –

Stock Compensation

On March 8, 2021, the Company awarded 15,200 Restricted Stock shares to employees out of treasury stock. These shares are subject to a two year vesting period.  Grant date fair value of $45,300 will be recognized over the vesting period as stock compensation expense as a component of selling, general and administrative expense.

On March 25, 2022, the Board of Directors of Table Trac, Inc. awarded Randy Gilbert and Robert Siqveland a combined 100,000 Restricted Stock shares. These shares are subject to a five-year vesting schedule as follows: 20,000 shares vest annually beginning on March 25, 2023. Grant date fair value of $349,000 will be recognized ratably over the vesting period as stock compensation expense as a component of selling, general and administration expense.

The unvested stock compensation expense is expected to be recognized over a weighted average period of approximately four years. As of March 31, 2022, the remaining unrecognized stock compensation expense related to restricted shares is approximated $366,000.

The Company had 115,200 and 25,200 unvested restricted shares outstanding at March 31, 2022 and December 31, 2021, respectively.

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

For the three months ended March 31, 2022 and 2021, the Company recorded compensation expense related to stock options granted of $13,607 and $13,006, respectively as a component of selling, general and administrative expenses.

No options were exercised during the period.

The following table summarizes additional information about stock options outstanding and exercisable at March 31, 2022:

Options Outstanding				Options Exercisable
Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
85,000	8.14	$2.52	$88,050	32,500	$2.69	$28,200

As of March 31, 2022, the Company had $72,409 in unrecognized compensation cost related to non‑vested stock options, which is expected to be recognized over a weighted‑average period of approximately three years.

The Company has 85,000 and 0 stock options outstanding as of March 31, 2022 and 2021, respectively.

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

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Based on its evaluation, the Company believes that it has no significant unrecognized tax positions. The Company’s evaluation was performed for the tax years ended December 31, 2017 through 2020, which are the tax years that remain subject to examination by major tax jurisdictions as of March 31, 2022. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

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

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended
	March 31,
	2022	2021
Basic and diluted earnings per share calculation:
Net income to common stockholders	$1,261,840	$616,007
Weighted average number of common shares outstanding - basic	4,521,988	4,500,672
Basic net income per share	$0.28	$0.14
Weighted average number of common shares outstanding - diluted	4,596,037	4,505,132
Diluted net income per share	$0.27	$0.14

For the three month period ended March 31, 2022 there were common stock equivalents that had a dilutive effect of approximately 74,049 shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below should be read in conjunction with our unaudited financial statements, and notes thereto, contained in this Quarterly Report on Form 10-Q, as well as our audited financial statements, and notes thereto, contained in our Form 10-K filed with the SEC on March 28,2021 relating to our year ended December 31, 2021.

Forward-Looking Statements

Some of the statements made in this section of our report are forward-looking statements. These forward-looking statements generally relate to and are based upon our current plans, expectations, assumptions and projections about future events. The words “anticipate,” “intend,” “plan,” “believe,” “could,” “project,” “estimate,” “expect,” “strategy,” “likely,” “may,” “should,” “will” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.  Our management currently believes that the various plans, expectations, and assumptions reflected in or suggested by these forward-looking statements are reasonable.  Nevertheless, all forward-looking statements involve risks and uncertainties and our actual actions or future results may be materially different from our plans, objectives or expectations, or our assumptions and projections underlying our present plans, objectives and expectations, as a result of many factors, including, but not limited to, those set forth under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 and in our other filings with the Securities and Exchange Commission.

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

During the first quarter of 2022, the Company delivered three casino management systems. expanded one existing customer and our exclusive supplier installed our system in multiple locations in Australia.  At the end of the quarter, the Company had casino management systems, table games management systems and ancillary products installed with on-going support and maintenance contracts with over 100 casino operators in over 270 casinos worldwide.

Results of Operations – Three Months Ended March 31, 2022 Compared to Three months ended March 31, 2021

During the three months ended March 31, 2022, income from operations was $1,603,816 compared to income from operations of $780,528, for the three months ended March 31, 2021. The major components of revenues, cost of sales and selling, general and administrative expenses, and the reasons for changes in each, are discussed below.

Revenues

Revenues totaled $3,351,834 for the three months ended March 31, 2022 compared to $2,176,973, for the three months ended March 31, 2021.

Refer to Note 1 – Revenue, including disaggregated revenues by major product line table, and Major Customers

During the three months ended March 31, 2022, the Company delivered three new systems, expanded one existing customer and our exclusive supplier installed our system in multiple locations in Australia. During the same period in 2021, the Company delivered two systems and expanded one existing customer. During the three months ended March 31, 2022 the Company reassessed collectablity on a customer which increased revenue.

Cost of Sales and Gross Profit

Cost of sales increased to $661,622 for the three months ended March 31, 2022 from $460,460, for the three months ended March 31, 2021 due to an increase in systems sales in 2022.  The following table summarizes our cost of sales for the three months ended March 31, 2022 and 2021, respectively:

	For the Three Months ended March 31,
	2022	2021	2022	2021

			(percent of revenues)	(percent of revenues)
System	$449,504	$133,509	13.4%	6.1%
Maintenance	126,957	109,057	3.8%	5.0%
Lease	0	167,770	0.0%	7.7%
Service and other	85,161	50,124	2.5%	2.3%
Total cost of sales	$661,622	$460,460	19.7%	21.2%
Gross profit	$2,690,212	$1,716,513	80.3%	78.8%

The Company’s gross profit was 80.3% and 78.8%, for the three months ended March 31, 2022 and 2021, respectively.  This increase is a result of the company recognizing the remaining revenue in the 2022 period of a customer with previous collectability concerns that was deemed collectible.

Selling, General and Administrative Expenses

For the three months ended March 31, 2022, selling, general and administrative expenses were $1,086,396 compared to $935,985 for the same period in 2021.  This increase is a result of increased payroll related cost.

Interest Income

For the three months ended March 31, 2022, interest income was $40,913 compared to $47,979 for the same period in 2021.

Tax Provision

The income tax expense for the three months ended March 31, 2022 and 2021 was $393,500 and $212,500, respectively. The effective rate fluctuates significantly due to fluctuations in periodic net income, changes in state apportionment rates and availability of research and development and foreign tax credits.

Net Income

Income before taxes for the three months ended March 31, 2022 and 2021 was $1,655,340 and $828,507, respectively.  Net income for the three months ended March 31, 2022 and 2021 was $1,261,840 and $616,007, respectively. The basic and diluted income per share was $0.28 and $0.27, respectively, compared to income per share of $0.14, for the three months ended March 31, 2022 and 2021, respectively.

Backlog

The Company’s backlog generally consists of incomplete system installations and expansion of offerings for currently installed and supported systems.

The Company had nine projects in its backlog at March 31, 2022. The Company had nine projects in its backlog as of March 31, 2021.

The Company is currently serving gaming establishments in fourteen U.S. states, as well as countries in Central and South America, the Caribbean and Australia. The Company aims to pursue further opportunities and strategic partnerships.

Liquidity and Capital Resources

Management believes that the Company has adequate cash to meet its obligations and continue operations for both existing customer contracts and ongoing product development for at least the next 12 months from the date of this filing. In February 2020, the Company obtained a $500,000 line of credit available with a lender.  As of March 31, 2022, there were no borrowings outstanding under the line of credit.  The Company’s primary sources of liquidity are cash and cash equivalents, receivables and potentially other current assets. Management is not aware of any trends or any known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

Cash and cash equivalents provided by operations for the three months ended March 31, 2022 was $713,868 compared to cash provided by operations of $798,172 for the three month period ending March 31, 2021. This decrease was a result of a number of factors including a significant increase in accounts receivable and prepaid expenses and a substantial decrease in customer deposits. These decreases were offset by a decrease in inventory and net investment in sales type leases.

The Company invested $57,000 for an approximately 29% of the membership interest in a start-up technology company which comprised the cash used for investing activities for the three months ended March 31, 2021.  There were no investing activities for the three months ended March 31, 2022.

There was no cash provided by financing activities for the three months ended March 31, 2022.  Cash provided by financing activities was $473,400 as a result of the second Paycheck Protection Program loan for the three months ended March 31, 2021.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of March 31, 2022.

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

As of March 31, 2022, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective as of March 31, 2022. There were no changes in our internal controls over financial reporting during our most recently completed reporting period that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, the reader should carefully review the risks discussed in our Annual Report on Form 10-K filed with the SEC on March 28, 2022 relating to our year ended December 31, 2021 before making an investment decision.  The risk factors summarized in our Annual Report on Form 10-K do not include all of the risks that we face, and there may be additional risks or uncertainties that are currently unknown or not believed to be material that occur or become material.

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

Dated: May 10, 2022	Table Trac, Inc.
(Registrant)

	By:	/s/ Chad Hoehne
Chad Hoehne Chief Executive Officer (principal executive officer)

By:	/s/ Randy Gilbert
Randy Gilbert Chief Financial Officer (principal financial and accounting officer)