Form 10-Q
period 2022-06-30
TABLE TRAC INC
filed 2022-08-11
CIK 1090396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022

or

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

As of August 11, 2022, the registrant had outstanding 4,621,988 shares of common stock, $.001 par value per share.

Table Trac, Inc.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TABLE TRAC, INC.

TABLE TRAC, INC.

CONDENSED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2022	2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,362,599	$4,945,913
Accounts receivable, net of allowance for doubtful accounts of $56,786 and $61,376 at June 30, 2022 and December 31, 2021, respectively.	1,588,476	1,017,533
Inventory, net	1,567,954	1,582,358
Prepaid expenses	372,984	799,524
Net investment in sales type leases - current	40,564	39,369
Income tax receivable	84,659	0
TOTAL CURRENT ASSETS	8,017,236	8,384,697

LONG-TERM ASSETS
Accounts receivable - Long-term	952,971	288,665
Property and equipment, net	1,975	7,879
Net investment in sales type leases - long term	116,752	137,337
Deferred tax asset	0	9,000
Operating lease right-of-use assets	144,987	174,096
TOTAL LONG-TERM ASSETS	1,216,685	616,977
TOTAL ASSETS	$9,233,921	$9,001,674

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$384,153	$258,764
Payroll liabilities	25,855	26,370
Customer deposits	926,700	1,576,000
Current portion of operating lease liabilities	42,960	51,046
Accrued income taxes	0	438,022
TOTAL CURRENT LIABILITIES	1,379,668	2,350,202

LONG-TERM LIABILITIES
Operating lease liabilities	100,514	124,114
Deferred tax liability	162,000	0
TOTAL LIABILITIES	1,642,182	2,474,316

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 25,000,000 shares authorized: 4,756,734 and 4,656,734 shares issued at June 30, 2022 and December 31, 2021, respectively; and 4,621,988 and 4,521,988 shares outstanding at June 30, 2022 and December 31, 2021, respectively.	4,622	4,522
Additional paid-in capital	2,032,902	1,988,137
Retained earnings	5,787,814	4,768,298
	7,825,338	6,760,957
Treasury stock, 134,746 shares (at cost) at June 30, 2022 and December 31, 2021.	(233,599)	(233,599)
TOTAL STOCKHOLDERS’ EQUITY	7,591,739	6,527,358

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,233,921	$9,001,674

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Revenues	$2,459,014	$1,447,046	$5,810,838	$3,624,019
Cost of sales	1,601,900	333,402	2,263,513	793,861
Gross profit	857,114	1,113,644	3,547,325	2,830,158
Operating expenses:
Selling, general and administrative	1,133,411	948,581	2,219,806	1,884,569
Income (loss) from operations	(276,297)	165,063	1,327,519	945,589
Other income	0	0	10,611	0
Interest income	15,473	12,072	56,386	60,052
Income (loss) before taxes	(260,824)	177,135	1,394,516	1,005,641
Income tax expense (benefit)	(18,500)	23,500	375,000	236,000
Net income (loss)	$(242,324)	$153,635	$1,019,516	$769,641
Net income (loss) per share - basic	$(0.05)	$0.03	$0.23	$0.17
Net income (loss) per share - diluted	$(0.05)	$0.03	$0.22	$0.17
Weighted-average shares outstanding - basic	4,521,988	4,511,988	4,521,988	4,506,361
Weighted-average shares outstanding - diluted	4,521,988	4,522,075	4,548,449	4,521,711

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock Outstanding		Additional
	Number of	Par	Paid-in	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total
BALANCE, December 31, 2020	4,506,788	$4,507	$1,876,970	$3,057,647	$(245,631)	$4,693,493
Stock compensation expense	0	0	13,006	0	0	13,006
Common stock issued to non-employee and employees and board member from treasury	15,200	15	(12,047)	0	12,032	0
Q1 2021 net income	0	0	0	616,007	0	616,007
BALANCE, March 31, 2021	4,521,988	$4,522	$1,877,929	$3,673,654	$(233,599)	$5,322,506
Stock compensation expense	0	0	45,187	0	0	45,187
Q2 2021 net income	0	0	0	153,635	0	153,635
BALANCE, June 30, 2021	4,521,988	$4,522	$1,923,116	$3,827,289	$(233,599)	$5,521,328

BALANCE, December 31, 2021	4,521,988	$4,522	$1,988,137	$4,768,298	$(233,599)	$6,527,358
Stock compensation expense	100,000	100	13,607	0	0	13,707
Q1 2022 net income	0	0	0	1,261,840	0	1,261,840
BALANCE, March 31, 2022	4,621,988	$4,622	$2,001,744	$6,030,138	$(233,599)	$7,802,905
Stock compensation expense	0	0	31,158	0	0	31,158
Q2 2022 net loss	0	0	0	(242,324)	0	(242,324)
BALANCE, June 30, 2022	4,621,988	$4,622	$2,032,902	$5,787,814	$(233,599)	$7,591,739

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended
	June 30,
	2022	2021
OPERATING ACTIVITIES
Net income	$1,019,516	$769,641
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	5,904	13,720
Deferred income taxes	171,000	(80,000)
Stock compensation expense	44,865	58,193
Changes in operating assets and liabilities:
Accounts receivable	(1,235,249)	(2,991)
Inventory	14,404	195,944
Prepaid expenses	426,540	98,883
Net investment in sales type leases	19,390	(195,525)
Accounts payable, accrued expenses and other	122,812	51,976
Payroll liabilities	(515)	33,198
Customer deposits	(649,300)	181,541
Income tax receivable (accrued income taxes)	(522,681)	295,300
Net cash provided by (used in) operating activities	(583,314)	1,419,880
INVESTING ACTIVITIES
Purchase of investment	0	(57,000)
Net cash used in investing activities	0	(57,000)
FINANCING ACTIVITIES
Proceeds from Paycheck Protection Program loan	0	473,400
Net cash provided by financing activities	0	473,400

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(583,314)	1,836,280

CASH AND CASH EQUIVALENTS
Beginning of period	4,945,913	1,731,869
End of period	$4,362,599	$3,568,149

Non-cash investing and financing activities:
Treasury stock cost related to compensation	$0	$12,047

Supplemental cash flow information:
Operating cash outflow for operating leases	$32,575	$28,778

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Nature of Business and Summary of Significant Accounting Policies –

Basis of Presentation

The accompanying unaudited condensed financial statements of Table Trac, Inc. (the “Company,” or “Table Trac”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The condensed balance sheet as of June 30, 2022 and the condensed statements of operations and stockholders’ equity for the three and six months ended June 30, 2022 and 2021 and condensed statements of cash flow for the six months ended June 30, 2022 and 2021 are unaudited but include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

There were no changes in critical accounting estimates or assumptions for the six months ended June 30, 2022.

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

Revenue

The Company derives revenues from the sale or leasing of systems, license and maintenance fees, services, and rental agreements.

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

Other revenue includes DataTrac, kiosks and related promotional programs and miscellaneous sales of equipment.  Revenue is recognized upon completion of services or delivery of equipment and is billed in arrears.

The Company offers qualified customers a licensing agreement. Licensing revenue is recognized after the intellectual property (CMS system), the performance obligation, is delivered and in its operational and functional state. The SSP for licensing revenue is established based upon actual selling prices for the license.

The following table summarizes disaggregated revenues by major product line for the three months ended June 30, 2022 and 2021, respectively:

	Three Months Ended June 30,
	2022	2021	2022	2021
			(percent of revenues)
System revenue	$1,284,414	$481,418	52.3%	33.3%
Maintenance revenue	836,579	857,814	34.0%	59.3%
Lease revenue	0	0	0.0%	0.0%
Service and other revenue	338,021	107,814	13.7%	7.4%
Total revenues	$2,459,014	$1,447,046	100.0%	100.0%

The following table summarizes disaggregated revenues by major product line for the six months ended June 30, 2022 and 2021, respectively:

	Six Months Ended June 30,
	2022	2021	2022	2021
			(percent of revenues)
System revenue	$3,660,267	$1,555,401	62.9%	42.9%
Maintenance revenue	1,635,173	1,641,506	28.2%	45.3%
Lease revenue	0	212,658	0.0%	5.9%
Service and other revenue	515,398	214,454	8.9%	5.9%
Total revenues	$5,810,838	$3,624,019	100.0%	100.0%

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

We recognize a contract asset when our performance under a contract precedes our receipt of consideration from a customer, or before payment is due, and our receipt of consideration is conditional upon factors other than the passage of time. A contract asset is recognized when we have an unconditional right to payment for our performance. Our contract asset consist of our in-process installations, for which we have an enforceable right to collect consideration (including a reasonable profit) in the event the services are cancelled by customers.  As of June 30, 2022, we recorded a contract asset of approximately $69,000 as a component of accounts receivable.

The collectability assessment requires the company to use judgement and consider all relevant facts and circumstances. Management exercises judgment in its assessment of collectability of customer funds by considering payment history, current credit status, and available information about the financial condition of the customer, among other factors.  As of  June 30, 2022 and December 31, 2021, approximately $3,086,000 and $1,438,000 for systems installed under contract have not been recorded as revenue or included in accounts receivable based on the collectability assessment performed by the Company.  In accordance with this assessment, the contracts will be assessed in subsequent quarters at which time they may be deemed collectable and the outstanding remaining system revenue will be recognized accordingly.

During the six months ended June 30, 2022, based on management's ongoing collectability assessment, one contract, installed in 2020, which previously did not meet the collectability criterion was subsequently deemed collectible and approximately  $1,079,000 of revenue was recognized .  Additionally, two completed installations did not meet the collectability criterion and therefore revenue for these contracts was recognized on the cash basis.

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

Accounts Receivable / Allowance for Doubtful Accounts

Accounts receivable are initially recorded at the invoiced amount and carried on the balance sheet at net realizable value as of each balance sheet date.  For receivables related to contracts that contain an interest rate, interest income is recorded upon receipt on the statements of operations. An allowance for doubtful accounts is recorded when the Company believes the amounts may not be collected. Management believes that receivables, net of the allowance for doubtful accounts, are fully collectable. Accounts receivable are written off when management determines collection is no longer likely. While the ultimate result may differ, management believes that any write-off not allowed for will not have a material impact on the Company’s financial position.

In  March 2021, the Internal Revenue Service (“IRS”) released Notice 2021-20, which retroactively eliminated the restriction that prevented employers who received a Paycheck Protection Program (PPP) loan from qualifying for the Employee Retention Credit (“ERC”), which is a refundable tax credit against certain employment taxes. The Company determined that we have complied with all of the conditions required to receive the credit.  Approximately $122,000 had been included in accounts receivable at  December 31, 2021.  This amount was received during the three months ended March 31, 2022.

Major Customers

The following table summarizes the Company's major customers' information for the six months ended June 30, 2022 and 2021:

	For the Six Months ended June 30
	2022		2021

	% Revenues	% AR	% Revenues	% AR
Major	39.0%	41.9%	46.2%	55.2%
All Others	61.0%	58.1%	53.8%	44.8%
Total	100.0%	100.0%	100.0%	100.0%

The following table summarizes the Company's major customers' information for the three months ended June 30, 2022 and 2021:

	For the Three Months ended June 30
	2022	2021

	% Revenues	% Revenues
Major	28.6%	12.3%
All Others	71.4%	87.7%
Total	100.0%	100.0%

For the three month periods ending  June 30, 2022 and 2021, sales to customers in the United States represent 93.4% and 87.5%, of total revenues, respectively.  For the three month periods ending  June 30, 2022 and 2021, sales to a customer in Australia represent 2.3% and 10.2%, of total revenues, respectively

A major customer is defined as any customer that represents at least 10% of revenue for a given period or 10% of outstanding account receivable at the end of a period.

Inventory

Inventory, consisting of finished goods, is stated at the lower of cost or net realizable value. The average cost method (which approximates the first in, first out method) is used to value inventory. Inventory is reviewed quarterly for the lower of cost or net realizable value and obsolescence. Any material cost found to be above net realizable value or considered obsolete is written down accordingly. Based on that evaluation, the Company had $999 and $36,353 of obsolescence reserve at  June 30, 2022 and  December 31, 2021, respectively.  The total inventory value was $1,567,954 and $1,582,358, as of  June 30, 2022 and  December 31, 2021, respectively, which included work-in-process of $294,196 and $699,024 as of  June 30, 2022 and  December 31, 2021, respectively, and the remaining amount is comprised of finished goods. At  June 30, 2022 and  December 31, 2021 the Company had $181,093 and $511,550 of prepaid inventory as a component of prepaid expenses, respectively.

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

Research and Development

The Company expenses all costs related to research and development as incurred.  Research and development expense were $0 and $8,839 for the six months ended June 30, 2022 and 2021, respectively. Research and development expenses are included in selling, general and administrative expenses on the condensed statements of operations.

2.	Accounts Receivable –

Accounts receivable consisted of the following at:

	(Unaudited)
	June 30,	December 31,
	2022	2021

Accounts receivable - Current	$1,576,241	$1,078,909
Contract asset	69,021	0
Less allowance for doubtful accounts	(56,786)	(61,376)
Accounts receivable current - net	$1,588,476	$1,017,533

Accounts receivable - Long-term	$952,971	$288,665

The allowance for accounts receivable represents management’s best estimate of probable losses in our receivables as of the date of the financial statements. The allowance provides for probable losses that have been identified with specific customer relationships and for probable losses believed to be inherent in receivables, but that have not been specifically identified.

A roll-forward of the Company’s allowance for doubtful accounts for the periods presented is as follows:

	(Unaudited)
	June 30,	December 31,
	2022	2021

Accounts receivable allowance, beginning of the period	$61,376	$77,623
Provision adjustment	0	0
Write-off	(4,590)	(16,247)
Accounts receivable allowance, end of the period	$56,786	$61,376

3.	Net Investment in Sales Type Lease –

In January 2021, the Company entered into a five year lease with a customer for hardware which had an implied interest rate of 6%.

At inception, the Company recorded $210,782 in "Net investment in sales type leases" and derecognized $139,521 from “Inventory" on its condensed balance sheet. The Company recognized $19,390 and $71,261 in profit from sales type leases in its condensed statements of operations for the six months ended June 30, 2022 and 2021, respectively, as a result of the transaction. For the three months ended June 30, 2022 and 2021 the Company recognized $4,677 and $5,757, respectively, of interest income in the Company's condensed statements of operations.

The future minimum lease payments receivable for sales type leases are as follows:

Amount
2022 (remainder)	24,450
2023	48,900
2024	48,900
2025	48,900
2026	4,075
Total undiscounted cash flows	175,225
Present value discount	17,909
Net investment in a sales type lease as of June 30, 2022	$157,316

The total net investments in a sales type lease, as of June 30, 2022 and December 31, 2021 was $157,316 and $176,706, respectively. The current portion of $40,564 and $39,369 is included in Current Assets on the condensed balance sheet as of June 30, 2022 and December 31, 2021, respectively, and the long term portion of $116,752 and $137,337 is included in Long-Term Assets on the condensed balance sheet as of June 30, 2022 and December 31, 2021, respectively.  The lease contains a purchase option at the conclusion of the lease, which the Company has determined does not meet the probability criterion.  The Company has not recorded an unguaranteed residual asset.

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

The cost components of our operating leases were $15,570 and $32,575 for the three and six months ended June 30, 2022, respectively.

Maturities of our lease liabilities for all operating leases are as follows as of June 30, 2022:

Leased Facilities
2022 (remainder)	26,179
2023	50,566
2024	51,582
2025	26,045
Total Lease Payments	154,372
Less: Interest	10,898
Present value of lease liabilities	$143,474

The weighted average remaining lease term equals 3.04 years as of June 30, 2022.

5.	Bank Financing –

Revolving Credit Line

The Company has a revolving credit line of up to $500,000 that expires on February 1, 2023. The line of credit is collateralized by all receivables, inventory, equipment, and general intangibles of the Company. The Company had no borrowings under the credit line during the three and six months ended June 30, 2022. Interest on outstanding borrowings is payable monthly and charged at the Prime Rate, which was 4.75%, subject to a floor of 3.75% during the three months ended  June 30, 2022.

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

The unvested stock compensation expense is expected to be recognized over a weighted average period of approximately four years. As of June 30, 2022, the remaining unrecognized stock compensation expense related to restricted shares is approximate $343,000.

For the three months and six months ended June 30, 2022 and 2021, the Company recorded compensation expense related to the restrictive stock options granted of $23,112 and $13,006 and $28,774 and $26,012, respectively as a component of selling, general and administrative expenses.

The Company had 115,200 and 25,200 unvested restricted shares outstanding at June 30, 2022 and December 31, 2021, respectively.

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

The fair value of the Company’s stock options issued was estimated using a Black-Scholes option pricing model with the following weighted-average assumptions:

Expected volatility	80.0% - 90%
Expected life (years)	2.5 to 6.6
Risk-free interest rate	0.82% - 1.47%
Expected dividend yield	0%

For the three months and six months ended June 30, 2022 and 2021, the Company recorded compensation expense related to stock options granted of $8,045 and $32,181 and $42,985 and $58,193, respectively as a component of selling, general and administrative expenses.

No options were exercised during the period.

The following table summarizes additional information about stock options outstanding and exercisable at June 30, 2022 :

Options Outstanding				Options Exercisable
Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
85,000	7.89	$2.52	$99,950	50,000	$2.60	$55,150

As of June 30, 2022, the Company had $64,363 in unrecognized compensation cost related to non‑vested stock options, which is expected to be recognized over a weighted‑average period of approximately three years.

The Company has 85,000 and 70,000 stock options outstanding as of June 30, 2022  and 2021 , respectively.

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

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Based on its evaluation, the Company believes that it has no significant unrecognized tax positions. The Company’s evaluation was performed for the tax years ended December 31, 2017 through 2020, which are the tax years that remain subject to examination by major tax jurisdictions as of June 30, 2022. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

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

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the three and six months ended June 30, 2022 and 2021:

	For the Three Months Ended
	June 30,
	2022	2021
Basic and diluted earnings per share calculation:
Net income (loss) to common stockholders	$(242,324)	$153,635
Weighted average number of common shares outstanding - basic	4,521,988	4,511,988
Basic net income (loss) per share	$(0.05)	$0.03
Weighted average number of common shares outstanding - diluted	4,521,988	4,522,075
Diluted net income (loss) per share	$(0.05)	$0.03

	For the Six Months Ended
	June 30,
	2022	2021
Basic and diluted earnings per share calculation:
Net income to common stockholders	$1,019,516	$769,641
Weighted average number of common shares outstanding - basic	4,521,988	4,506,361
Basic net income per share	$0.23	$0.17
Weighted average number of common shares outstanding - diluted	4,548,449	4,521,711
Diluted net income per share	$0.22	$0.17

For the three and six month period ended June 30, 2022 there were common stock equivalents that had a dilutive effect of approximately 0 and 26,500 shares, respectively.

For the three months ended June 30, 2022, potentially dilutive securities excluded from the computations of diluted weighted-average shares outstanding were options to purchase 85,000 shares of common stock, and 115,200 shares of restricted common stock, because their effect would be anti-dilutive. Therefore the weighted-average shares outstanding used to calculate both basic and diluted loss per share are the same.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below should be read in conjunction with our unaudited financial statements, and notes thereto, contained in this Quarterly Report on Form 10-Q, as well as our audited financial statements, and notes thereto, contained in our Form 10-K filed with the SEC on March 28,2022 relating to our year ended December 31, 2021.

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

Impact of COVID-19 on Our Business

The COVID-19 pandemic has and will continue to impact the economy and may adversely affect our business. As of the date of this filing, uncertainty exists concerning the magnitude of the impact and duration of the pandemic.  The pandemic may shift industry demand for installing and replacing existing casino management systems, impact sales and gross margins in the future, limit our ability to secure products we sell due to supplier and manufacturer shortages, limit the ability of our employees to perform their work due to illness caused by the pandemic and local, state, or federal orders requiring employees to remain at home, limit the ability of carriers to deliver our products to customers, limit the ability of our customers to conduct their business and purchase our products and services, and limit the ability of our customers to pay us on a timely basis.

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

During the second quarter of 2022, the Company delivered six casino management systems. expanded one existing customer and our exclusive supplier installed our system in multiple locations in Australia.  At the end of the quarter, the Company had casino management systems, table games management systems and ancillary products installed with on-going support and maintenance contracts with over 100 casino operators in over 270 casinos worldwide.

Results of Operations – Three Months Ended June 30, 2022 Compared to Three months ended June 30, 2021

During the three months ended June 30, 2022, loss from operations was$(276,297) compared to income from operations of $165,063, for the three months ended June 30, 2021. The major components of revenues, cost of sales and selling, general and administrative expenses, and the reasons for changes in each, are discussed below.

Revenues

Revenues totaled $ 2,459,014 for the three months ended June 30, 2022 compared to $ 1,447,046, for the three months ended June 30, 2021.

Refer to Note 1 – Revenue, including disaggregated revenues by major product line table, and Major Customers

During the three months ended June 30, 2022, the Company delivered six new systems, expanded one existing customer and our exclusive supplier installed our system in multiple locations in Australia. During the same period in 2021, the Company delivered two systems and expanded one existing customer and our exclusive supplier installed our system in multiple locations in Australia.

During the three months ended June 30, 2022, the Company determined that two systems installed, totaling $2,829,200, did not meet the revenue recognition collectability criterion.   Management considered the following facts and circumstances in its determination, including the following: these installations are subject to different regulators than our current customer base; Payments have not been received for items invoiced; one customer has a large debtor in a senior position to Table Trac.  Both contracts will be recognized on a cash basis subject to ongoing collectability assessment. A change in the collectability assessment in a future period may allow the Company to recognize revenue prior to collecting cash.

Cost of Sales and Gross Profit

Cost of sales increased to $1,601,900 for the three months ended June 30, 2022 from $333,402, for the three months ended June 30, 2021 due to an increase in systems sales in 2022.  The following table summarizes our cost of sales for the three months ended June 30, 2022 and 2021, respectively:

	For the Three Months ended June 30,
	2022	2021	2022	2021

			(percent of revenues)	(percent of revenues)
System	$1,285,167	$102,997	52.3%	7.1%
Maintenance	146,096	155,827	5.9%	10.6%
Lease	0	0	0.0%	0.0%
Service and other	170,638	74,578	6.9%	5.2%
Total cost of sales	$1,601,900	$333,402	65.1%	22.9%
Gross profit	$857,114	$1,113,644	34.9%	77.1%

The Company’s gross profit was 34.9% and 77.1%, for the three months ended June 30, 2022 and 2021, respectively.  This decrease is a result of the Company recognizing all incurred costs for the two installed systems for which revenue recognition collectability criterion was not met.

Selling, General and Administrative Expenses

For the three months ended June 30, 2022, selling, general and administrative expenses were $1,133,411 compared to $948,581 for the same period in 2021.  This increase is a result of increased payroll and sales commission related cost and an increase in sales and travel expenses.

Interest Income

For the three months ended June 30, 2022, interest income was $15,473 compared to $12,072 for the same period in 2021.

Tax Provision

The income tax benefit for the three months ended June 30, 2022 was $18,500 as compared to income tax expenses for and $23,500, respectively. The effective rate fluctuates significantly due to fluctuations in periodic net income, changes in state apportionment rates and availability of research and development and foreign tax credits.

Net Income

Loss before taxes for the three months ended June 30, 2022 was $(260,824) compared to income before taxes for the three months ended June 30, 2021 of $177,135.  Net loss for the three months ended June 30, 2022 was $ (242,324) compared to net income of $ 153,635 for the three months ended June 30, 2021. The basic and diluted loss per share was $ (0.05), compared to income per share of $0.03, for the three months ended June 30, 2022 and 2021, respectively.

Results of Operations – Six Months Ended June 30, 2022 Compared to Six months ended June 30, 2021

During the six months ended June 30, 2022, income from operations was $1,327,519 compared to income from operations of $945,589, for the six months ended June 30, 2021. The major components of revenues, cost of sales and selling, general and administrative expenses, and the reasons for changes in each, are discussed below.

Revenues

Revenues totaled $ 5,810,838 for the six months ended June 30, 2022 compared to $ 3,624,019, for the six months ended June 30, 2021.

Refer to Note 1 – Revenue, including disaggregated revenues by major product line table, and Major Customers

During the six months ended June 30, 2022, the Company delivered nine new systems, expanded one existing customer and our exclusive supplier installed our system in multiple locations in Australia. During the same period in 2021, the Company delivered four systems and expanded one existing customer. During the six months ended June 30, 2022 the Company performed initial assessments and reassessed collectability on new and existing customers.  This resulted in the company recognizing income from one contract which previously did not meet the collectability criterion and two system installation contracts that did not meet the revenue recognition collectability criterion.

During the six months ended June 30, 2022, the Company determined that two systems installed, totaling $2,829,200, did not meet the revenue recognition collectability criterion.   .   Management considered the following facts and circumstances in its determination, including the following: these installations are subject to different regulators than our current customer base; Payments have not been received for items invoiced; one customer has a large debtor in a senior position to Table Trac.  Both contracts will be recognized on a cash basis subject to ongoing collectability assessment. A change in the collectability assessment in a future period may allow the Company to recognize revenue prior to collecting cash.

Cost of Sales and Gross Profit

Cost of sales increased to $2,263,513 for the six months ended June 30, 2022 from $793,861, for the six months ended June 30, 2021 due to an increase in systems sales in 2022.  The following table summarizes our cost of sales for the six months ended June 30, 2022 and 2021, respectively:

	For the Six Months ended June 30,
	2022	2021	2022	2021

			(percent of revenues)	(percent of revenues)
System	$1,734,670	$236,506	29.9%	6.5%
Maintenance	273,054	264,883	4.7%	7.3%
Lease	0	167,770	0.0%	4.6%
Service and other	255,789	124,702	4.4%	3.4%
Total cost of sales	$2,263,513	$793,861	39.0%	21.9%
Gross profit	$3,547,325	$2,830,158	61.0%	78.1%

The Company’s gross profit was 61.0% and 78.1%, for the six months ended June 30, 2022 and 2021, respectively.  This decrease is a result of the Company recognizing all incurred costs for the two installed systems for which revenue recognition collectability criterion was not met.

Selling, General and Administrative Expenses

For the six months ended June 30, 2022, selling, general and administrative expenses were $2,219,806 compared to $1,884,569 for the same period in 2021.  This increase is a result of an increase in the company's sales and travel activity and payroll related cost.

Interest Income

For the six months ended June 30, 2022, interest income was $56,386 compared to $60,052 for the same period in 2021.

Tax Provision

The income tax expense for the six months ended June 30, 2022 and 2021 was $375,000 and $236,000, respectively. The effective rate fluctuates significantly due to fluctuations in periodic net income, changes in state apportionment rates and availability of research and development and foreign tax credits.

Net Income

Income before taxes for the six months ended June 30, 2022 and 2021 was $1,394,516 and $1,005,641, respectively.  Net income for the six months ended June 30, 2022 and 2021 was$ 1,019,516 and $ 769,641, respectively. The basic and diluted income per share was $ 0.23 and $ 0.22, respectively, compared to income per share of $0.17, for the six months ended June 30, 2022 and 2021, respectively.

Backlog

The Company’s backlog generally consists of incomplete system installations and expansion of offerings for currently installed and supported systems.

The Company had five projects in its backlog at June 30, 2022. The Company had nine projects in its backlog as of June 30, 2021.

The Company is currently serving gaming establishments in sixteen U.S. states, as well as countries in Central and South America, the Caribbean and Australia. The Company aims to pursue further opportunities and strategic partnerships.

Liquidity and Capital Resources

Management believes that the Company has adequate cash to meet its obligations and continue operations for both existing customer contracts and ongoing product development for at least the next 12 months from the date of this filing.  The Company has a $500,000 line of credit.  As of June 30, 2022, there were no borrowings outstanding under the line of credit.  The Company’s primary sources of liquidity are cash and cash equivalents, receivables and potentially other current assets. Management is not aware of any trends or any known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

Cash and cash equivalents used in operations for the six months ended June 30, 2022 was $583,314 compared to cash provided by operations of $1,419,880 for the six month period ending June 30, 2021. This decrease was a result of a number of factors including a significant increase in accounts receivable and a substantial decrease in customer deposits.

The Company invested $57,000 for an approximately 29% of the membership interest in a start-up technology company which comprised the cash used for investing activities for the six months ended June 30, 2021.  There were no investing activities for the six months ended June 30, 2022.

There was no cash provided by financing activities for the six months ended June 30, 2022.  Cash provided by financing activities was $473,400 as a result of the second Paycheck Protection Program loan for the six months ended June 30, 2021.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of June 30, 2022.

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

As of June 30, 2022, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective as of June 30, 2022. There were no changes in our internal controls over financial reporting during our most recently completed reporting period that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 11, 2022	Table Trac, Inc.
(Registrant)

	By:	/s/ Chad Hoehne
Chad Hoehne Chief Executive Officer (principal executive officer)

By:	/s/ Randy Gilbert
Randy Gilbert Chief Financial Officer (principal financial and accounting officer)