Form 10-Q
period 2022-09-30
TABLE TRAC INC
filed 2022-11-10
CIK 1090396

121

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

or

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

As of November 10, 2022, the registrant had outstanding 4,621,988 shares of common stock, $.001 par value per share.

Table Trac, Inc.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TABLE TRAC, INC.

TABLE TRAC, INC.

CONDENSED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2022	2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,673,958	$4,945,913
Accounts receivable, net of allowance for doubtful accounts of $56,786 and $61,376 at September 30, 2022 and December 31, 2021, respectively.	1,799,184	1,017,533
Inventory, net	1,780,571	1,582,358
Prepaid expenses	410,859	799,524
Net investment in sales type leases - current	41,176	39,369
Income tax receivable	82,627	0
TOTAL CURRENT ASSETS	8,788,375	8,384,697

LONG-TERM ASSETS
Accounts receivable - Long-term	869,819	288,665
Property and equipment, net	0	7,879
Net investment in sales type leases - long term	106,226	137,337
Deferred tax asset	0	9,000
Operating lease right-of-use assets	172,201	174,096
TOTAL LONG-TERM ASSETS	1,148,246	616,977
TOTAL ASSETS	$9,936,621	$9,001,674

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$371,794	$258,764
Payroll liabilities	24,468	26,370
Customer deposits	1,266,878	1,576,000
Current portion of operating lease liabilities	55,688	51,046
Accrued income taxes	0	438,022
TOTAL CURRENT LIABILITIES	1,718,828	2,350,202

LONG-TERM LIABILITIES
Operating lease liabilities	113,770	124,114
Deferred tax liability	191,000	0
TOTAL LIABILITIES	2,023,598	2,474,316

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 25,000,000 shares authorized: 4,756,734 and 4,656,734 shares issued at September 30, 2022 and December 31, 2021, respectively; and 4,621,988 and 4,521,988 shares outstanding at September 30, 2022 and December 31, 2021, respectively.	4,622	4,522
Additional paid-in capital	2,064,060	1,988,137
Retained earnings	6,077,940	4,768,298
	8,146,622	6,760,957
Treasury stock, 134,746 shares (at cost) at September 30, 2022 and December 31, 2021.	(233,599)	(233,599)
TOTAL STOCKHOLDERS’ EQUITY	7,913,023	6,527,358

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,936,621	$9,001,674

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Revenues	$2,301,329	$1,449,881	$8,112,167	$5,073,900
Cost of sales	865,684	407,174	3,129,197	1,201,035
Gross profit	1,435,645	1,042,707	4,982,970	3,872,865
Operating expenses:
Selling, general and administrative	1,093,530	753,980	3,313,336	2,638,547
Income from operations	342,115	288,727	1,669,634	1,234,318
Other income (loss)	0	(57,000)	10,611	(57,000)
Interest income	26,511	11,584	82,897	71,635
Income before taxes	368,626	243,311	1,763,142	1,248,953
Income tax expense	78,500	56,500	453,500	292,500
Net income	$290,126	$186,811	$1,309,642	$956,453
Net income per share - basic	$0.06	$0.04	$0.29	$0.21
Net income per share - diluted	$0.06	$0.04	$0.29	$0.21
Weighted-average shares outstanding - basic	4,521,988	4,511,988	4,521,988	4,508,258
Weighted-average shares outstanding - diluted	4,566,679	4,526,115	4,560,604	4,522,694

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock Outstanding		Additional
	Number of	Par	Paid-in	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total
BALANCE, December 31, 2020	4,506,788	$4,507	$1,876,970	$3,057,647	$(245,631)	$4,693,493
Stock compensation expense	0	0	13,006	0	0	13,006
Common stock issued to non-employee, employees and board member from treasury	15,200	15	(12,047)	0	12,032	0
Q1 2021 net income	0	0	0	616,007	0	616,007
BALANCE, March 31, 2021	4,521,988	$4,522	$1,877,929	$3,673,654	$(233,599)	$5,322,506
Stock compensation expense	0	0	45,187	0	0	45,187
Q2 2021 net income	0	0	0	153,635	0	153,635
BALANCE, June 30, 2021	4,521,988	$4,522	$1,923,116	$3,827,289	$(233,599)	$5,521,328
Stock compensation expense	0	0	21,051	0	0	21,051
Q3 2021 net income	0	0	0	186,811	0	186,811
BALANCE, September 30, 2021	4,521,988	$4,522	$1,944,167	$4,014,100	$(233,599)	$5,729,190

BALANCE, December 31, 2021	4,521,988	$4,522	$1,988,137	$4,768,298	$(233,599)	$6,527,358
Stock compensation expense	100,000	100	13,607	0	0	13,707
Q1 2022 net income	0	0	0	1,261,840	0	1,261,840
BALANCE, March 31, 2022	4,621,988	$4,622	$2,001,744	$6,030,138	$(233,599)	$7,802,905
Stock compensation expense	0	0	31,158	0	0	31,158
Q2 2022 net loss	0	0	0	(242,324)	0	(242,324)
BALANCE, June 30, 2022	4,621,988	$4,622	$2,032,902	$5,787,814	$(233,599)	$7,591,739
Stock compensation expense	0	0	31,158	0	0	31,158
Q3 2022 net income	0	0	0	290,126	0	290,126
BALANCE, September 30, 2022	4,621,988	$4,622	$2,064,060	$6,077,940	$(233,599)	$7,913,023

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended
	September 30,
	2022	2021
OPERATING ACTIVITIES
Net income	$1,309,642	$956,453
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	7,879	20,012
Deferred income taxes	200,000	(222,000)
Stock compensation expense	76,023	79,244
Loss on Investment	0	57,000
Changes in operating assets and liabilities:
Accounts receivable	(1,362,805)	(277,353)
Inventory	(198,213)	141,317
Prepaid expenses	388,665	123,465
Net investment in sales type leases	29,304	(189,314)
Accounts payable, accrued expenses and other	109,223	184,829
Payroll liabilities	(1,902)	2,379
Customer deposits	(309,122)	844,141
Income tax receivable (accrued income taxes)	(520,649)	491,795
Net cash provided by (used in) operating activities	(271,955)	2,211,968
INVESTING ACTIVITIES
Purchase of investment	0	(57,000)
Net cash used in investing activities	0	(57,000)
FINANCING ACTIVITIES
Proceeds from Paycheck Protection Program loan	0	473,400
Net cash provided by financing activities	0	473,400

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(271,955)	2,628,368

CASH AND CASH EQUIVALENTS
Beginning of period	4,945,913	1,731,869
End of period	$4,673,958	$4,360,237

Non-cash investing and financing activities:
Treasury stock cost related to compensation	$0	$12,047

Supplemental cash flow information:
Operating cash outflow for operating leases	$48,237	$44,437

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Nature of Business and Summary of Significant Accounting Policies –

Basis of Presentation

The accompanying unaudited condensed financial statements of Table Trac, Inc. (the “Company,” or “Table Trac”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The condensed balance sheet as of September 30, 2022 and the condensed statements of operations and stockholders’ equity for the three and nine months ended September 30, 2022 and 2021 and condensed statements of cash flow for the nine months ended September 30, 2022 and 2021 are unaudited but include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

There were no changes in critical accounting estimates or assumptions for the nine months ended September 30, 2022.

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

The following table summarizes disaggregated revenues by major product line for the three months ended September 30, 2022 and 2021, respectively:

	Three Months Ended September 30,
	2022	2021	2022	2021
			(percent of revenues)
System revenue	$1,120,994	$491,696	48.7%	33.9%
Maintenance revenue	882,861	779,364	38.4%	53.8%
Lease revenue	0	0	0.0%	0.0%
Service and other revenue	297,474	178,821	12.9%	12.3%
Total revenues	$2,301,329	$1,449,881	100.0%	100.0%

The following table summarizes disaggregated revenues by major product line for the nine months ended September 30, 2022 and 2021, respectively:

	Nine Months Ended September 30,
	2022	2021	2022	2021
			(percent of revenues)
System revenue	$4,781,261	$2,047,097	58.9%	40.3%
Maintenance revenue	2,518,034	2,420,870	31.1%	47.7%
Lease revenue	0	212,658	0.0%	4.2%
Service and other revenue	812,872	393,275	10.0%	7.8%
Total revenues	$8,112,167	$5,073,900	100.0%	100.0%

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

We recognize a contract asset when our performance under a contract precedes our receipt of consideration from a customer, or before payment is due, and our receipt of consideration is conditional upon factors other than the passage of time. A contract asset is recognized when we have an unconditional right to payment for our performance. Our contract asset consists of our in-process installations, for which we have an enforceable right to collect consideration (including a reasonable profit) in the event the services are cancelled by customers.  As of September 30, 2022, we recorded a contract asset of approximately $121,181 as a component of accounts receivable.

The collectability assessment requires the company to use judgement and consider all relevant facts and circumstances. Management exercises judgment in its assessment of collectability of customer funds by considering payment history, current credit status, and available information about the financial condition of the customer, among other factors.  As of  September 30, 2022 and December 31, 2021, approximately $2,926,000 and $1,438,000 for systems installed under contract have not been recorded as revenue or included in accounts receivable based on the collectability assessment performed by the Company.  In accordance with this assessment, the contracts will be assessed in subsequent quarters at which time they may be deemed collectable and the outstanding remaining system revenue will be recognized accordingly.

During the nine months ended September 30, 2022, based on management's ongoing collectability assessment, one contract, installed in 2020, which previously did not meet the collectability criterion was subsequently deemed collectible and approximately $1,079,000 of revenue was recognized.  Additionally, two completed installations did not meet the collectability criterion and therefore revenue for these contracts was recognized on the cash basis.

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

Major Customers

The following table summarizes the Company's major customers' information for the nine months ended September 30, 2022 and 2021:

	For the Nine Months ended September 30
	2022		2021
	% Revenues	% AR	% Revenues	% AR
Major	40.4%	40.1%	33.3%	55.3%
All Others	59.6%	59.9%	66.7%	44.7%
Total	100.0%	100.0%	100.0%	100.0%

For the nine month periods ending  September 30, 2022 and 2021, sales to customers in the United States represent 95.0% and 88.1%, of total revenues, respectively.

The following table summarizes the Company's major customers' information for the three months ended September 30, 2022 and 2021:

	For the Three Months ended September 30
	2022	2021
	% Revenues	% Revenues
Major	41.7%	20.6%
All Others	58.3%	79.4%
Total	100.0%	100.0%

For the three month periods ending  September 30, 2022 and 2021, sales to customers in the United States represent 93.1% and 89.3%, of total revenues, respectively.

A major customer is defined as any customer that represents at least 10% of revenue for a given period or 10% of outstanding account receivable at the end of a period.

Inventory

Inventory, consisting of finished goods, is stated at the lower of cost or net realizable value. The average cost method (which approximates the first in, first out method) is used to value inventory. Inventory is reviewed quarterly for the lower of cost or net realizable value and obsolescence. Any material cost found to be above net realizable value or considered obsolete is written down accordingly. Based on that evaluation, the Company had $999 and $36,353 of obsolescence reserve at  September 30, 2022 and  December 31, 2021, respectively.  The total inventory value was $1,780,571 and $1,582,358, as of  September 30, 2022 and  December 31, 2021, respectively, which included work-in-process of $440,856 and $699,024 as of  September 30, 2022 and  December 31, 2021, respectively, and the remaining amount is comprised of finished goods. At  September 30, 2022 and  December 31, 2021, the Company had $82,508 and $511,500 of prepaid inventory as a component of prepaid expenses, respectively.

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

Research and Development

The Company expenses all costs related to research and development as incurred.  Research and development expense were $190,713 and $8,839 for the nine months ended September 30, 2022 and 2021, respectively. Research and development expenses are included in selling, general and administrative expenses on the condensed statements of operations.

2.	Accounts Receivable –

Accounts receivable consisted of the following at:

	(Unaudited)
	September 30,	December 31,
	2022	2021

Accounts receivable - Current	$1,734,789	$1,078,909
Contract asset	121,181	0
Less allowance for doubtful accounts	(56,786)	(61,376)
Accounts receivable current - net	$1,799,184	$1,017,533

Accounts receivable - Long-term	$869,819	$288,665

The allowance for accounts receivable represents management’s best estimate of probable losses in our receivables as of the date of the financial statements. The allowance provides for probable losses that have been identified with specific customer relationships and for probable losses believed to be inherent in receivables, but that have not been specifically identified.

A roll-forward of the Company’s allowance for doubtful accounts for the periods presented is as follows:

	(Unaudited)
	September 30,	December 31,
	2022	2021

Accounts receivable allowance, beginning of the period	$61,376	$77,623
Provision adjustment	0	0
Write-off	(4,590)	(16,247)
Accounts receivable allowance, end of the period	$56,786	$61,376

3.	Net Investment in Sales Type Lease –

In January 2021, the Company entered into a five year lease with a customer for hardware which had an implied interest rate of 6%.

At inception, the Company recorded $210,782 in "Net investment in sales type leases" and derecognized $139,521 from “Inventory" on its condensed balance sheet. The Company recognized 29,304 and $71,261 in profit from sales type leases in its condensed statements of operations for the nine months ended September 30, 2022 and 2021, respectively, as a result of the transaction. For the nine months ended September 30, 2022 and 2021 the Company recognized $7,370 and $15,232, respectively, of interest income in the Company's condensed statements of operations.

The future minimum lease payments receivable for sales type leases are as follows:

Amount
2022 (remainder)	$12,225
2023	48,900
2024	48,900
2025	48,900
2026	4,075
Total undiscounted cash flows	163,000
Present value discount	15,598
Net investment in a sales type lease as of September 30, 2022	$147,402

The total net investments in a sales type lease, as of September 30, 2022 and December 31, 2021 was $147,402 and $176,706, respectively. The current portion of $41,176 and $39,369 is included in Current Assets on the condensed balance sheet as of September 30, 2022 and December 31, 2021, respectively, and the long term portion of $106,226 and $137,337 is included in Long-Term Assets on the condensed balance sheet as of September 30, 2022 and December 31, 2021, respectively.  The lease contains a purchase option at the conclusion of the lease, which the Company has determined does not meet the probability criterion.  The Company has not recorded an unguaranteed residual asset.

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

On May 18, 2021, we extended our lease for the Minnesota location.  The term of the extension is 48 months expiring  July 31, 2025. On September 20, 2022, we extended our lease for the Oklahoma location.  The term of the extension is 36 months expiring August 31, 2025.

Our leases do not provide an implicit rate; we use our incremental borrowing rate of 5% which is based on the information available at the date of adoption in determining the present value of the lease payments.

For the three months and nine months ended September 30, 2022 and 2021, the cost components of our operating leases were $15,662 and $48,237 and $14,504 and $43,512, respectively

Maturities of our lease liabilities for all operating leases are as follows as of September 30, 2022:

Leased Facilities
2022 (remainder)	$16,039
2023	64,666
2024	65,682
2025	36,620
Total Lease Payments	183,008
Less: Interest	10,807
Present value of lease liabilities	$172,201

The weighted average remaining lease term equals 2.87 years as of September 30, 2022.

5.	Bank Financing –

Revolving Credit Line

The Company has a revolving credit line of up to $500,000 that expires on February 1, 2023. The line of credit is collateralized by all receivables, inventory, equipment, and general intangibles of the Company. The Company had no borrowings under the credit line during the three and nine months ended September 30, 2022. Interest on outstanding borrowings is payable monthly and charged at the Prime Rate, which was 6.25%, subject to a floor of 3.75% during the three months ended  September 30, 2022.

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

The unvested stock compensation expense is expected to be recognized over a weighted average period of approximately four years. As of September 30, 2022, the remaining unrecognized stock compensation expense related to restricted shares is approximate $320,000.

For the three months and nine months ended September 30, 2022 and 2021, the Company recorded compensation expense related to the restrictive stock units granted of $23,113 and $51,886 and $13,006 and $52,024, respectively as a component of selling, general and administrative expenses.

The Company had 115,200 and 25,200 unvested restricted shares outstanding at September 30, 2022 and December 31, 2021, respectively.

On May 14, 2021, the Board of Directors of Table Trac, Inc. approved the Table Trac, Inc. 2021 Stock Incentive Plan (the "Plan").  The Plan provides for the issuance of incentive and other equity-based awards to its employees. Options issued under the Plan are exercisable for periods not to exceed ten years, and vest and contain such other terms and conditions as specified in the applicable award document. Options to buy common stock are issued under the Plan, with exercise prices equal to the closing price of shares of the Company’s common stock on the OTCQX Exchange at closing on the trading day of the date of award. The Company had 500,000 shares initially available for grant.

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

For the three months and nine months ended September 30, 2022 and 2021, the Company recorded compensation expense related to stock options granted of $8,045 and $24,136 and $8,045 and $40,227, respectively as a component of selling, general and administrative expenses.

No options were exercised during the period.

The following table summarizes additional information about stock options outstanding and exercisable at September 30, 2022 :

Options Outstanding				Options Exercisable
Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
85,000	7.39	$2.52	$122,050	50,000	$2.60	$68,150

As of September 30, 2022, the Company had $56,318 in unrecognized compensation cost related to non‑vested stock options, which is expected to be recognized over a weighted‑average period of approximately three years.

The Company has 85,000 and 70,000 stock options outstanding as of September 30, 2022 and 2021, respectively.

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

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Based on its evaluation, the Company believes that it has no significant unrecognized tax positions. The Company’s evaluation was performed for the tax years ended December 31, 2017 through 2020, which are the tax years that remain subject to examination by major tax jurisdictions as of September 30, 2022. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

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

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the three and nine months ended September 30, 2022 and 2021:

	For the Three Months Ended
	September 30,
	2022	2021
Basic and diluted earnings per share calculation:
Net income to common stockholders	$290,126	$186,811
Weighted average number of common shares outstanding - basic	4,521,988	4,511,988
Basic net income per share	$0.06	$0.04
Weighted average number of common shares outstanding - diluted	4,566,679	4,526,115
Diluted net income per share	$0.06	$0.04

	For the Nine Months Ended
	September 30,
	2022	2021
Basic and diluted earnings per share calculation:
Net income to common stockholders	$1,309,642	$956,453
Weighted average number of common shares outstanding - basic	4,521,988	4,508,258
Basic net income per share	$0.29	$0.21
Weighted average number of common shares outstanding - diluted	4,560,604	4,522,694
Diluted net income per share	$0.29	$0.21

For the three and nine month period ended September 30, 2022 there were common stock equivalents that had a dilutive effect of approximately 44,700 and 38,600 shares, respectively.

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

Impact of COVID-19 on Our Business

The COVID-19 pandemic has and may continue to impact the economy and may adversely affect our business. As of the date of this filing, uncertainty exists concerning the duration of the pandemic.  The pandemic may shift industry demand for installing and replacing existing casino management systems, impact sales and gross margins in the future, limit our ability to secure products we sell due to supplier and manufacturer shortages, limit the ability of our employees to perform their work due to illness caused by the pandemic and local, state, or federal orders requiring employees to remain at home, limit the ability of carriers to deliver our products to customers, limit the ability of our customers to conduct their business and purchase our products and services, and limit the ability of our customers to pay us on a timely basis.

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

In August of 2022 and September of 2020, the Company was granted Patents (U.S. patent #11,417,169) on its April 2017 application 16/984755 “SYSTEMS AND METHODS OF FACILITATING INTERACTIONS BETWEEN AN ELECTRONIC GAMING MACHINE, GAME PLAYER, AND A CONTROL SYSTEM” and (U.S. patent #10,769,885 B2) on its April 2017 application 15/946,227 “SYSTEMS AND METHODS OF FACILITATING INTERACTIONS BETWEEN AN ELECTRONIC GAMING MACHINE, GAME PLAYER, AND A CONTROL SYSTEM”.

In June of 2021 the Company was granted a Patent (U.S. patent #11,024,116) on its May 2020 application 16/884731 “DYNAMIC AUTOMATED SOCIAL DISTANCING ON ELECTRONIC GAMING MACHINES”.  In addition, the Company renewed its Trademark claim for “Table Trac” which was granted July 31, 2018 Reg. No. 5,529,779 and made a new Trademark claim on its “CasinoTrac” brand which is pending.

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

During the third quarter of 2022, the Company delivered two systems. expanded one existing customer and our exclusive supplier installed our system in multiple locations in Australia.  At the end of the quarter, the Company had casino management systems, table games management systems and ancillary products installed with on-going support and maintenance contracts with over 100 casino operators in over 270 casinos worldwide.  Sales to customers in the United States represented 95% of the Company’s total revenues for the nine month period ending September 30, 2022.

Results of Operations – Three Months Ended September 30, 2022 Compared to Three months ended September 30, 2021

During the three months ended September 30, 2022, income from operations was $342,115 compared to income from operations of $288,727, for the three months ended September 30, 2021. The major components of revenues, cost of sales and selling, general and administrative expenses, and the reasons for changes in each, are discussed below.

Revenues

Revenues totaled $ 2,301,329 for the three months ended September 30, 2022 compared to $ 1,449,881, for the three months ended September 30, 2021.

Refer to Note 1 – Revenue, including disaggregated revenues by major product line table, and Major Customers

During the three months ended September 30, 2022, the Company delivered three new systems, expanded one existing customer and our exclusive supplier installed our system in multiple locations in Australia. During the same period in 2021, the Company delivered four systems and expanded one existing customer and our exclusive supplier installed our system in multiple locations in Australia.

Cost of Sales and Gross Profit

Cost of sales increased to $865,684 for the three months ended September 30, 2022 from $407,174, for the three months ended September 30, 2021 due to an increase in the size of systems sales in 2022.  The following table summarizes our cost of sales for the three months ended September 30, 2022 and 2021, respectively:

	For the Three Months ended September 30,
	2022	2021	2022	2021

			(percent of revenues)	(percent of revenues)
System	$480,679	$138,421	20.9%	9.5%
Maintenance	225,179	180,054	9.8%	12.4%
Lease	0	0	0.0%	0.0%
Service and other	159,826	88,699	6.9%	6.1%
Total cost of sales	$865,684	$407,174	37.6%	28.0%
Gross profit	$1,435,645	$1,042,707	62.4%	72.0%

The Company’s gross profit was 62.4% and 72.0%, for the three months ended September 30, 2022 and 2021, respectively.  This decrease is a result of the equipment cost associated with the expansion occurring with an existing customer.

Selling, General and Administrative Expenses

For the three months ended September 30, 2022, selling, general and administrative expenses were $1,093,530 compared to $753,980 for the same period in 2021.  This increase is a result of increased payroll and sales commission related cost and an increase in sales and travel expenses.

Interest Income

For the three months ended September 30, 2022, interest income was $26,511 compared to $11,584 for the same period in 2021.

Tax Provision

The income tax expense for the three months ended September 30, 2022 was $78,500 as compared to income tax expenses of $56,500, for the three months ended September 30, 2022. The effective rate fluctuates significantly due to fluctuations in periodic net income, changes in state apportionment rates and availability of research and development and foreign tax credits.

Net Income

Income before taxes for the three months ended September 30, 2022 was $368,626 compared to income before taxes for the three months ended September 30, 2021 of $243,311.  Net income for the three months ended September 30, 2022 was $290,126 compared to net income of $186,811 for the three months ended September 30, 2021. The basic and diluted income per share was $0.06, compared to income per share of $0.04, for the three months ended September 30, 2022 and 2021, respectively.

Results of Operations – Nine Months Ended September 30, 2022 Compared to Nine months ended September 30, 2021

During the nine months ended September 30, 2022, income from operations was $1,669,634 compared to income from operations of $1,234,318, for the nine months ended September 30, 2021. The major components of revenues, cost of sales and selling, general and administrative expenses, and the reasons for changes in each, are discussed below.

Revenues

Revenues totaled $8,112,167 for the nine months ended September 30, 2022 compared to $5,073,900, for the nine months ended September 30, 2021.

Refer to Note 1 – Revenue, including disaggregated revenues by major product line table, and Major Customers

During the nine months ended September 30, 2022, the Company delivered twelve new systems, expanded one existing customer and our exclusive supplier installed our system in multiple locations in Australia. During the same period in 2021, the Company delivered eight systems and expanded one existing customer and our exclusive supplier installed our system in multiple locations in Australia. During the nine months ended September 30, 2022 the Company performed initial assessments and reassessed collectability on new and existing customers.  This resulted in the Company recognizing income of approximately $1,079,000 from one contract which previously did not meet the collectability criterion and determined that two system installation contracts did not meet the revenue recognition collectability criterion, as discussed below.

During the nine months ended September 30, 2022, the Company reassessed the two systems installed during the three months ended June 30, 2022 totaling $2,829,200, and determined that both did not meet the revenue recognition collectability criterion.   Management considered the following facts and circumstances in its determination: these installations are subject to different regulators than our current customer base; Payments have not been received for items invoiced; one customer has a large debtor in a senior position to Table Trac.  Both contracts will continue to be recognized on a cash basis subject to ongoing collectability assessment. A change in the collectability assessment in a future period may allow the Company to recognize revenue prior to collecting cash.

Cost of Sales and Gross Profit

Cost of sales increased to $3,129,197 for the nine months ended September 30, 2022 from $1,201,035, for the nine months ended September 30, 2021 due to an increase in systems sales in 2022.  The following table summarizes our cost of sales for the nine months ended September 30, 2022 and 2021, respectively:

	For the Nine Months Ended September 30,
	2022	2021	2022	2021

			(percent of revenues)	(percent of revenues)
System	$2,215,349	$374,927	27.3%	7.4%
Maintenance	498,233	444,937	6.1%	8.8%
Lease	0	167,770	0.0%	3.3%
Service and other	415,615	213,401	5.1%	4.2%
Total cost of sales	$3,129,197	$1,201,035	38.6%	23.7%
Gross profit	$4,982,969	$3,872,865	61.4%	76.3%

The Company’s gross profit was 61.4% and 76.3%, for the nine months ended September 30, 2022 a nd 2021, respectively.  This decrease is primarily a result of the Company recognizing all incurred costs for the two installed systems for which revenue recognition collectability criterion was not met.

Selling, General and Administrative Expenses

For the nine months ended September 30, 2022, selling, general and administrative expenses were $3,313,336 compared to $2,638,547 for the same period in 2021.  This increase is a result of an increase in the Company's sales and travel activity and payroll related cost.

Interest Income

For the nine months ended September 30, 2022, interest income was $82,897 compared to $71,635 for the same period in 2021.

Tax Provision

The income tax expense for the nine months ended September 30, 2022 and 2021 was $453,500 and $292,500, respectively. The effective rate fluctuates significantly due to fluctuations in periodic net income, changes in state apportionment rates and availability of research and development and foreign tax credits.

Net Income

Income before taxes for the nine months ended September 30, 2022 and 2021 was $1,763,142 and $1,248,953, respectively.  Net income for the nine months ended September 30, 2022 and 2021 was$ 1,309,642 and $ 956,453, respectively. The basic and diluted income per share was $0.29, compared to income per share of $0.21, for the nine months ended September 30, 2022 and 2021, respectively.

Backlog

The Company’s backlog generally consists of incomplete system installations and expansion of offerings for currently installed and supported systems.

The Company had eleven projects in its backlog at September 30, 2022. The Company had eleven projects in its backlog as of September 30, 2021.

The Company is currently serving gaming establishments in sixteen U.S. states, as well as countries in Central and South America, the Caribbean and Australia. The Company aims to pursue further opportunities and strategic partnerships.

Liquidity and Capital Resources

Management believes that the Company has adequate cash to meet its obligations and continue operations for both existing customer contracts and ongoing product development for at least the next 12 months from the date of this filing.  The Company has a $500,000 line of credit.  As of September 30, 2022, there were no borrowings outstanding under the line of credit.  The Company’s primary sources of liquidity are cash and cash equivalents, receivables and potentially other current assets. Management is not aware of any trends or any known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

Cash and cash equivalents used in operations for the nine months ended September 30, 2022 was $(271,955) compared to cash provided by operations of $2,211,968 for the nine month period ending September 30, 2021. This decrease was a result of a number of factors including increases in accounts receivable, inventory and a decrease in customer deposits.

There were no investing activities for the nine months ended September 30, 2022  The Company invested $57,000 for an approximately 29% of the membership interest in a start-up technology company which comprised the cash used for investing activities for the nine months ended September 30, 2021.

There was no cash provided by financing activities for the nine months ended September 30, 2022.  Cash provided by financing activities was $473,400 as a result of the second Paycheck Protection Program loan for the nine months ended September 30, 2021.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of September 30, 2022.

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

As of September 30, 2022, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective as of September 30, 2022. There were no changes in our internal controls over financial reporting during our most recently completed reporting period that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 10, 2022	Table Trac, Inc.
(Registrant)

	By:	/s/ Chad Hoehne
Chad Hoehne Chief Executive Officer (principal executive officer)

By:	/s/ Randy Gilbert
Randy Gilbert Chief Financial Officer (principal financial and accounting officer)