Form 10-K
period 2022-12-31
TABLE TRAC INC
filed 2023-03-27
CIK 1090396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2022 was approximately $11.7 million based on the average bid and asking price of the registrant’s common stock on that date ($3.70 per share). As of March 27 2023, the registrant had outstanding 4,621,988 shares of common stock, $.001 par value per share.

DOCUMENTS INCORPORATED IN PART BY REFERENCE

Part III incorporates by reference certain information from the Registrant’s definitive proxy statement (the “Proxy Statement”) for the 2023 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended

December 31, 2022.

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

The Company sells and leases systems and technical support to casinos. The open architecture of the Table Trac system is designed to provide operators with a scalable and flexible system that can interconnect and operate with most third-party software or hardware. Key products and services include modules designed to drive player tracking programs and kiosk promotions, as well as vault and cage controls. The Company’s systems are designed to meet strict auditing, accounting and regulatory requirements applicable to the gaming industry. The Company has developed a patented, real-time system that automates and monitors the operations of casino gaming tables. The Company continues to increase its market share by expanding its product offerings to include new system features, and ancillary products.

TABLE TRAC INSTALLATIONS

Table Trac currently has casino management systems, table games management systems, DataTrac, KioskTrac and ancillary products installed with on-going support and maintenance contracts with 100 casino operators in over 270 casinos worldwide in the U.S., Australia, Caribbean, Central and South America.

AVAILABILITY OF TABLE TRAC

Table Trac systems are available for purchase from the Company by any legal gambling casino in the U.S. and legal casinos operating outside the USA. Table Trac’s systems are purchased, installed and sold with a monthly license and maintenance contract whereby Table Trac performs required maintenance on its systems to assure trouble-free operations.

MANUFACTURING CAPABILITIES

The Company designs and manufactures its own slot machine gaming machine interface boards using the services of third-party electronics assembly firms. The Company has relationships with a host of third-party electronic and gaming equipment manufacturers that can be readily available for hire, as needed.  The Company believes it has an adequate supply of component parts and raw materials used in manufacturing its casino management systems.

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

In June of 2021, the Company was granted a Patent (U.S. patent #11,024,116) on its May 2020 application 16/884731 “DYNAMIC AUTOMATED SOCIAL DISTANCING ON ELECTRONIC GAMING MACHINES”.  In addition, the Company renewed its Trademark claim for “Table Trac” which was granted July 31, 2018 Reg. No. 5,529,779 and made a new Trademark claim on its “CasinoTrac” brand which is pending.

HUMAN CAPITAL

As of December 31, 2022, the Company had 35 full-time equivalents with an employee headcount of 35.

COMPETITION

There is intense competition in the gaming management and gaming products industry which is characterized by dynamic customer demand and rapid technological advances. Today, there are many systems providers in the U.S. and abroad offering casinos and gaming operators “total solution” casino management and table games management systems. As a result, the Company must continually adapt its approach and its products to meet this demand and match technological advances and, if it cannot do so, the Company’s business, results of operations or financial condition may be adversely impacted.

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

RECENT DEVELOPMENTS

The Company signed sixteen new customer contracts in 2022 and expanded the Company’s presence in Alabama, California, Oklahoma, Nevada, Texas, West Virginia, Wisconsin, Costa Rica, Panama and Australia. At the end of 2022, the Company had casino management systems, table games management systems and ancillary products installed with on-going support and maintenance contracts with 100 casino operators in over 270 casinos worldwide.

At the Company’s annual shareholder meeting in September 2022, the Company’s shareholders re-elected Thomas Mertens and William Martinez as its independent board members; along with one of the Company’s current officers, Chad Hoehne, Table Trac’s, President, Chief Technical Officer and its Chief Executive Officer. The board elected Mr. Hoehne as Chairman of the Board, while Mr. Mertens was elected to serve as chairman of the audit and compensation committees. Mr. Martinez was elected to serve as chairman of the compliance committee.

During 2022, the Company participated in several key industry trade shows and conferences, including, the National Indian Gaming Association Trade Show and Conference, the Oklahoma Indian Gaming Association Trade Show and Conference, and Global Gaming Expo (G2E), the industry’s premier event. The Company holds licenses for the following states:  California, Iowa, Maryland, Minnesota, Nevada, West Virginia and Wisconsin and pending in Louisiana and Mississippi, which will allow the Company to pursue sales in these territories.

In February 2020, the Company obtained a $500,000 line of credit with a lender.  The Company has renewed this line of credit through February 2024.

Impact of COVID-19 on Our Business.

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

In March 2021, the Internal Revenue Service (“IRS”) released Notice 2021-20, which retroactively eliminated the restriction that prevented employers who received a PPP loan from qualifying for the Employee Retention Credit (“ERC”), which is a refundable tax credit against certain employment taxes. Upon determination that the employer has complied with all of the conditions required to receive the credit, a receivable was recorded and the credit reduced salaries and wages expense. The ERC was repealed in the fourth quarter of 2021 and therefore the Company did not receive ERC funds for the fourth quarter of 2021.  For the year ending December 31, 2021, approximately $523,000 was recognized as an offset to expenses in the statement of operations for the ERC.

With respect to liquidity, we are continually evaluating and taking actions to reduce costs and spending across our organization. This includes reducing hiring activities, adjusting pay programs, and limiting discretionary spending.

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

The COVID-19 pandemic has and may continue to impact the economy and may adversely affect our business. As of the date of this filing, the Health and Human Service Department plans to let the COIVD-19 pandemic emergency to expire on May 11, 2023.  The pandemic may shift industry demand for installing and replacing existing casino management systems, impact sales and gross margins in the future, limit our ability to secure products we sell due to supplier and manufacturer shortages, limit the ability of our employees to perform their work due to illness caused by the pandemic and local, state, or federal orders requiring employees to remain at home, limit the ability of carriers to deliver our products to customers, limit the ability of our customers to conduct their business and purchase our products and services, and limit the ability of our customers to pay us on a timely basis.

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

If fewer players visit our customers’ facilities or, if such players have less disposable income to spend at our customers’ facilities or if our customers are unable to devote resources to purchasing and leasing our products are forced to close their respective facilities, there could be an adverse effect on our business. Such risks that may affect our customers and suppliers and consumers behavior include, but are not limited to:

●	adverse economic and market conditions in gaming markets, including recession, economic slowdown, higher interest rates, higher airfares and higher energy and gasoline prices;

●	global geopolitical events such as terrorist attacks and other acts of war or hostility, including the ware in Ukraine;

●	global health concerns, including COVID-19;

●	natural disasters such as major fires, floods, hurricanes and earthquakes; and

●	inability of our customers to operate due to regulatory disputes, or inability to meet their debt obligations.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The Company has a lease on corporate office space in Minnetonka, Minnesota which expires on June 30, 2025, and includes over 4,400 square feet of office and warehouse space. The monthly rent payment is approximately $4,200 with periodic escalators to approximately $4,340 per month, excluding operating expenses.

Additionally, the Company has a lease on additional office space in Oklahoma City, Oklahoma which expires on August 31, 2025. The monthly rent payment is approximately $1,200 excluding operating expenses.

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

Holders: As of March 27, 2023, the Company had outstanding4,621,988 shares of common stock held by approximately 386 holders of record.

Dividends: A $0.02 dividend was declared and paid in 2022.  No dividends were declared or paid in 2021.  The Company may continue to pay dividends in the future.

Item 6. [Reserved].

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion should be read in conjunction with our audited financial statements and related notes that appear elsewhere in this filing.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements made in this report are “forward-looking statements,” as that term is defined under Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements describe future expectations, plans, results or strategies and can often be identified by the use of terminology such as “may,” “will,” “believe,” “anticipate,” “intend,” “estimate,” “expect” and similar expressions.  The forward-looking statements in this report are primarily located in the material set forth under the headings “Description of Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are found in other parts of this report as well.  These statements are based upon management’s current expectations, assumptions and estimates and are not guarantees of timing, future results or performance. Therefore, you should not rely on any of these forward-looking statements as predictions of future events. Actual results may differ materially from those contemplated in these statements due to a variety of risks and uncertainties and other important factors, including those described in this report under Part I, Item 1A “Risk Factors” as well as in our other SEC filings. Forward-looking statements speak only as of the date they are made and, except for our ongoing obligations under the U.S. federal securities laws, we undertake no and expressly disclaim any obligation to publicly update any forward-looking statements whether as a result of new information, future events or otherwise.

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

The Company had six projects in its backlog as of December 31, 2022.  The Company had five projects in its backlog at December 31, 2021.  As of the filing date of this report, the Company has not signed any new contracts with customers in 2023.

The Company is currently serving gaming establishments in sixteen states in the U.S., as well as countries in Central and South America, the Caribbean and Australia. The Company aims to pursue further opportunities and strategic partnerships.

LIQUIDITY AND CAPITAL RESOURCES

Management believes that the Company has adequate cash to meet its obligations and continue operations for both existing customer contracts and ongoing product development for at least the next twelve months from the date of this filing.  The Company’s primary sources of liquidity are cash, receivables, and future cash generated from operations.

In February 2020, the Company obtained a $500,000 line of credit with a lender. As of December 31, 2022, no amount was outstanding. The line of credit expires on February 1, 2024. In February 2021, we applied and were approved for a second draw in the amount of $473,400 of the Paycheck Protection Program (PPP) loan through the Small Business Administration. This loan allowed us to continue to employ all existing employees to service our client base. The Company's PPP loan was forgiven by the SBA in the amount of $473,400 in October 2021. Management is not aware of any trends or any known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the registrant’s liquidity increasing or decreasing in any material way.

The Company’s cash position at December 31, 2022 was $4,786,923, a decrease of $158,990 from $4,945,913 at December 31, 2021. Net cash flows used in operating activities during the year ended December 31, 2022 was $63,878 compared to net cash provided by operating activities of $2,797,644 for the same period in 2021. This decrease of $2,861,522 was primarily due to an increase in accounts receivable and a decrease in tax liabilities.

Net cash used in investing activities was $0 during the year ended December 31, 2022, compared to $57,000 for the same period in 2021. This decrease of $57,000 was due purchase of an investment in 2021 and no such expenditures during 2022.  During the year ended December 31, 2021, based on ceased operating activity of the investee, the Company determined the investment was impaired and recorded an investment loss of $57,000.

For the year ending December 31, 2022 net cash used in financing activities was $95,112, which was the payment of dividends.  For the year ended December 31, 2021 net cash provided was $473,400 from the funds received from a PPP loan.

On December 31, 2022, total stockholders’ equity was $8,275,692 compared to $6,527,358 in 2021, an increase of $1,748,334 or 26.8%, which was primarily due to 2022 net income.

The Company did not have any off-balance sheet arrangements as of December 31, 2022.

RESULTS OF OPERATIONS, YEAR ENDED December 31, 2022 COMPARED TO YEAR ENDED December 31, 2021

The most significant events that affected the 2022 results of operations were the Company’s installation of seventeen casino management systems, expanded one existing customer and our exclusive supplier installed our system in multiple new locations in Australia.

Revenue

See Note 1: Revenue, disaggregated revenues by major product line table

Total revenues increased $4,089,904, a 58.7% increase, due to an increase in the number and size of site installations in 2022 compared to 2021. System sales increased $3,170,894, a 103% increase, due to an increase in the number and size of site installations in 2022 compared to 2021. Maintenance revenue increased $386,641, a 12% increase, due to the increase in in our customer base from 2021 to 2022. Service and other revenue, which includes DataTrac, promotional kiosk software sales and licensing agreements increased $516,140, or 92% as a result of an increase in DataTrac services and promotional kiosk products being sold.

During 2022, the Company delivered a total of seventeen systems and expanded one system in the United States.  Our exclusive supplier installed our system in multiple new locations in Australia.  During 2021, the Company delivered 10 systems.

Cost of Sales and Gross Profit

Cost of sales increased 116% to $4,106,303 in 2022 from $1,895,733 in 2021. The increase of $2,210,570 was primarily due to an increase in volume and size of installations during 2022. The following table summarizes our cost of sales:

	Years ended December 31,
	2022	2021	2022	2021
			(percent of revenues)	(percent of revenues)
System	$2,756,651	$722,153	24.9%	10.4%
Maintenance	686,337	654,912	6.2%	9.4%
Lease	46,533	167,770	0.4%	2.4%
Service and other	616,782	350,898	5.6%	5.0%
Total cost of sales	$4,106,303	$1,895,733	37.1%	27.2%
Gross profit	$6,950,284	$5,070,950	62.9%	72.8%

The gross profit in 2022 was $6,950,284 or 63% of sales compared with $5,070,950 or 73% of sales in 2021.  This increase of gross profit is a result of an increase in both volume and size of installations during 2022.  This decrease is primarily a result of the Company recognizing all incurred costs for the two installed systems for which revenue recognition collectability criterion was not met.  All related cost of sales is recognized immediately in accordance with ASC 606.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 38% to $4,930,333 in 2022 from $3,562,003 in 2021. This increase of $1,368,330 was primarily due to an increase in the Company's sales and marketing efforts, an increase in sales commissions and bonus expense, an increase in gross wages and additional expenses related to a separation agreement.

Other Income

Other income was comprised primarily of a sales tax rebate totaling $7,525 and the PPP loan forgiveness income totaling $473,400 in 2022 and 2021, respectively.

Interest Income

Interest income increased to $145,891 in 2022, compared to $83,304 in 2021, primarily due to the increase of interest income from our investments in money market instruments.

Income Tax Benefit (Expense)

The income tax expense was $ 552,000 in 2022, for an effective rate of 25.4%, compared to income tax benefit of $298,000 for an effective rate of 14.8% in 2021. The change in the effective rate is primarily due to changes in non-taxable income and non-deductible expenses and generation/utilization of tax credits.

Net Income

The net income for 2022 was $ 1,624,453 compared to net income of $ 1,710,651 for 2021, which is a decrease of 21,302.

The basic and diluted earnings per share in 2022 were $ 0.36 and $ 0.35, respectively, compared to basic and diluted earnings per share of $ 0.38 and $ 0.37 in 2021, respectively.

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

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is a unit of account in ASC 606. A majority of the Company’s systems sales have multiple performance obligations including an obligation to deliver a casino management system and another to provide maintenance services. For system sales with multiple performance obligations, the Company allocates revenue to each performance obligation based on its Standalone Selling Price ("SSP"). See discussion within the significant judgement paragraph regarding our determination of SSP.  At contract inception, management assesses whether it is probable that the company will collect substantially all of the consideration to determine whether the contract meets the criterion for collectability.  The revenue allocated to the casino management system is recognized upon installation.  The Company occasionally enters into contracts that include multiple sites; management has determined that each site installation is a separate performance obligation. In these instances, the Company recognizes revenue upon completion of each performance obligation. In addition, the Company has a contract with a reseller who purchases and resells the Company’s products; monthly the reseller notifies the Company of their successful installations and submits an invoice to the Company for those installations.  The Company also analyzes its standard business practice of using long-term contracts and the history of collecting on extended payment term contracts which include a significant financing component which is usually a market interest rate. The associated interest income is reflected accordingly on the statement of operations.

Management’s assessment of collectability at both contract inception and on an ongoing basis resulted in the determination that some of our contracts did not meet the criterion for collectability.  The balance of these contracts are not included as part of accounts receivable on the balance sheet.  Accordingly, for these contracts whereby the collectability criterion has not been met, revenue will be recognized as payments are received.  During the year ended December 31, 2022, the Company assessed two systems installed during 2022 totaling $2,829,200, and determined that both did not meet the revenue recognition collectability criterion.   Management considered the following facts and circumstances in its determination: these installations are subject to different regulators than our current customer base; Payments have not been received for items invoiced; one customer has a large debtor in a senior position to Table Trac. Both contracts will continue to be recognized on a cash basis subject to ongoing collectability assessment. A change in the collectability assessment in a future period may allow the Company to recognize revenue prior to collecting cash.

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

See also Note 1.

Accounts Receivable / Allowance for Doubtful Accounts

Accounts receivable are initially recorded at the invoiced amount and carried on the balance sheet at net realizable value as of each balance sheet date.  The company offers customers extended payment terms for periods of 6 to 72 months and as amounts under these long-term accounts receivable become due within one year, they are reclassified to the current portion of accounts receivable.  For receivables related to contracts that contain an interest rate, interest is recorded upon receipt to interest income on the statements of operations. An allowance for doubtful accounts is recorded when the Company believes the amounts may not be collected. Management believes that receivables, net of the allowance for doubtful accounts, are fully collectible. Accounts receivable are written off when management determines collection is no longer likely. While the ultimate result may differ, management believes that any write-off not allowed for will not have a material impact on the Company’s financial position.

Inventory

Inventory, consisting of finished goods, is stated at the lower of cost or net realizable value. The average cost method (which approximates first in, first out method) is used to value inventory. Inventory is reviewed annually for the lower of cost or net realizable value and obsolescence. Any material cost found to be above market value or considered obsolete is written down accordingly. The Company had $2,273 and $36,353 of obsolescence reserves at December 31, 2022 and 2021, respectively.

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

Recently Issued and Adopted Accounting Pronouncements

A description of recently issued and adopted accounting pronouncements, if any, is contained in Note 1 of the Notes to Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Table Trac, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Table Trac, Inc. (the Company) as of December 31, 2022 and 2021, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the financial statements).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

●	We selected a sample of transactions and performed the following procedures:
o	Tested the existence and accuracy of the transaction by obtaining and agreeing terms to the underlying source documents.
o	Evaluated management’s identification of distinct performance obligations and management’s determination of the standalone selling prices.
	o	We tested management’s assessment of collectability by obtaining an understanding of the facts and circumstances considered, and judgments applied.
o	We tested significant cash receipts to verify the corresponding revenue.
o	Evaluated whether the transaction was accounted for in accordance with the Company’s revenue and related costs policies.

/s/ Boulay PLLP

We have served as the Company’s auditor since 2015.

Minneapolis, Minnesota

March 27, 2023

PCAOB ID:542

TABLE TRAC, INC.

BALANCE SHEETS

	December 31,	December 31,
	2022	2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,786,923	$4,945,913
Accounts receivable, net of allowance for doubtful accounts of $62,000 and $61,376 at December 31, 2022 and December 31, 2021, respectively.	1,868,488	1,017,533
Inventory, net	1,560,175	1,582,358
Prepaid expenses	417,254	799,524
Net investment in sales type leases - current	59,173	39,369
Income tax receivable	124,198	0
TOTAL CURRENT ASSETS	8,816,211	8,384,697

LONG-TERM ASSETS
Accounts receivable - long-term	1,523,793	288,665
Property and equipment, net	0	7,879
Net investment in sales type leases - long term	176,444	137,337
Deferred tax asset	0	9,000
Operating lease right-of-use assets	157,802	174,096
TOTAL LONG-TERM ASSETS	1,858,039	616,977
TOTAL ASSETS	$10,674,250	$9,001,674

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$417,853	$258,764
Payroll liabilities	10,665	26,370
Customer deposits	1,485,622	1,576,000
Current portion of operating lease liabilities	55,942	51,046
Accrued income taxes	0	438,022
TOTAL CURRENT LIABILITIES	1,970,082	2,350,202

LONG-TERM LIABILITIES
Operating lease liabilities	97,476	124,114
Deferred tax liability	331,000	0
TOTAL LIABILITIES	2,398,558	2,474,316

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 25,000,000 shares authorized: 4,756,734 and 4,656,734 shares issued; and 4,621,988 and 4,521,988 shares outstanding at December 31, 2022 and December 31, 2021.	4,622	4,522
Additional paid-in capital	2,207,030	1,988,137
Retained earnings	6,297,639	4,768,298
	8,509,291	6,760,957
Treasury stock, 134,746 shares (at cost) at both December 31, 2022 and December 31, 2021.	(233,599)	(233,599)
TOTAL STOCKHOLDERS’ EQUITY	8,275,692	6,527,358

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,674,250	$9,001,674

The accompanying notes are an integral part of these financial statements.

TABLE TRAC, INC.

STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2022	2021

Revenues	$11,056,587	$6,966,683
Cost of sales	4,106,303	1,895,733
Gross profit	6,950,284	5,070,950
Operating expenses:
Selling, general and administrative	4,930,333	3,562,003
Income from operations	2,019,951	1,508,947
Investment loss	0	(57,000)
Other income	10,611	473,400
Interest income	145,891	83,304
Income before taxes	2,176,453	2,008,651
Income tax expense	552,000	298,000
Net income	$1,624,453	$1,710,651
Net income per share - basic	$0.36	$0.38
Net income per share - diluted	$0.35	$0.37
Weighted-average shares outstanding - basic	4,522,536	4,509,198
Weighted-average shares outstanding - diluted	4,583,115	4,563,621

The accompanying notes are an integral part of these financial statements.

TABLE TRAC, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock Outstanding		Additional
	Number of	Par	Paid-in	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total
BALANCE, December 31, 2020	4,506,788	$4,507	$1,876,970	$3,057,647	$(245,631)	$4,693,493
Stock compensation expense	0	0	123,214	0	0	123,214
Stock issued to employees from treasury	15,200	15	(12,047)	0	12,032	0
2021 Net income	0	0	0	1,710,651	0	1,710,651
BALANCE, December 31, 2021	4,521,988	4,522	1,988,137	4,768,298	(233,599)	6,527,358
Stock compensation expense	100,000	100	218,893	0	0	218,993
Cash Dividend	0	0	0	(95,112)	0	(95,112)
2022 Net income	0	0	0	1,624,453	0	1,624,453
BALANCE, December 31, 2022	4,621,988	$4,622	$2,207,030	$6,297,639	$(233,599)	$8,275,692

The accompanying notes are an integral part of these financial statements.

TABLE TRAC, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2022	2021
OPERATING ACTIVITIES
Net income	$1,624,453	$1,710,651
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	7,879	22,964
Deferred income taxes	340,000	(260,000)
Stock compensation expense	218,993	123,214
Bad debt expense	87,627	0
Loss on Investment	0	57,000
Inventory obsolescence reserve	1,274	0
Paycheck Protection Program (PPP) loan forgiveness income	0	(473,400)
Changes in operating assets and liabilities:
Accounts receivable	(2,173,710)	31,309
Inventory	20,909	166,056
Prepaid expenses	382,270	(488,354)
Net investment in sales type leases	(58,911)	(176,706)
Accounts payable, accrued expenses and other	153,641	152,595
Payroll liabilities	(15,705)	(15,271)
Customer deposits	(90,378)	1,412,291
Income tax receivable (accrued income taxes)	(562,220)	535,295
Net cash provided by (used in) operating activities	(63,878)	2,797,644
INVESTING ACTIVITIES
Purchase of investment	0	(57,000)
Net cash used in investing activities	0	(57,000)
FINANCING ACTIVITIES
Proceeds from Paycheck Protection Program loan	0	473,400
Payment of dividends	(95,112)	0
Net cash provided by (used in) financing activities	(95,112)	473,400

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(158,990)	3,214,044

CASH AND CASH EQUIVALENTS
Beginning of year	4,945,913	1,731,869
End of year	$4,786,923	$4,945,913

Non-cash investing and financing activities:
Treasury stock cost related to compensation	$0	$12,047

Supplemental cash flow information:
Operating cash outflow for operating leases	$63,100	$58,794

The accompanying notes are an integral part of these financial statements.

TABLE TRAC INC.

Notes to Financial Statements

December 31, 2022 and 2021

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company’s use of estimates and assumptions include: for revenue recognition, determining collectability, the nature and timing of satisfaction of performance obligations, and determining the standalone selling price (SSP) of performance obligations, realizability of accounts receivable, the valuation of deferred tax assets and liabilities and inventory valuation. Actual results could differ from those estimates and the difference could be significant.

Concentrations of Risk

Cash Deposits in Excess of Federally Insured Limits

The Company maintains its cash balances at two financial institutions. Accounts are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At times throughout the year, the Company’s cash balances exceeded amounts insured by the FDIC. The Company doesn’t believe it is exposed to any significant credit risk on its cash balances.  Cash equivalents represent money market funds or short-term investments with maturities of three months or less from the date of purchase.

Major Customers

The following table summarizes major customers' information for the years ended December 31, 2022 and 2021:

	For the Years ended December 31,
	2022		2021
	% Revenues	% AR	% Revenues	% AR
Major	31.7%	33.7%	0.0%	50.2%
All Others	68.3%	66.3%	100.0%	49.8%
Total	100.0%	100.0%	100.0%	100.0%

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

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is a unit of account in ASC 606. A majority of the Company’s systems sales have multiple performance obligations including an obligation to deliver a casino management system and another to provide maintenance services. For system sales with multiple performance obligations, the Company allocates revenue to each performance obligation based on its SSP. See discussion within the significant judgement paragraph regarding our determination of SSP.  At contract inception, management assesses whether it is probable that the company will collect substantially all of the consideration to determine whether the contract meets the criterion for collectability.  The revenue allocated to the casino management system is recognized upon installation.  The Company occasionally enters into contracts that include multiple sites; management has determined that each site installation is a separate performance obligation. In these instances, the Company recognizes revenue upon completion of each performance obligation. In addition, the Company has a contract with a reseller who purchases and resells the Company’s products; monthly the reseller notifies the Company of their successful installations and submits an invoice to the Company for those installations.  The Company also analyzes its standard business practice of using long-term contracts and the history of collecting on extended payment term contracts which include a significant financing component which is usually a market interest rate. The associated interest income is reflected accordingly in the statement of operations.

Management’s assessment of collectability at both contract inception and on an ongoing basis resulted in the determination that some of our contracts did not meet the criterion for collectability.  The balance of these contracts is not included as part of accounts receivable on the balance sheet.  Accordingly, for these contracts whereby the collectability criterion has not been met, revenue will be recognized as payments are received.

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

Other revenue includes DataTrac, a visual analysis platform to make casino performance decisions apparent & readily available on a daily basis, KioskTrac and Kiosks and related promotional programs and miscellaneous sales of equipment.  Revenue is recognized upon completion of services or delivery of equipment and is billed in arrears.

The Company offers qualified customers a licensing agreement. Licensing revenue is recognized after the intellectual property (CMS system), the performance obligation, is delivered and in its operational and functional state. The stand-alone selling price for licensing revenue is established based upon actual selling prices for the license.

The following table summarizes disaggregated revenues by major product line for the years ended December 31, 2022 and 2021, respectively:

	Years ended December 31,
	2022	2021	2022	2021
			(percent of revenues)
System revenue	$6,245,287	$3,074,393	56.5%	44.1%
Maintenance revenue	3,507,924	3,121,283	31.7%	44.8%
Lease revenue	228,886	212,658	2.1%	3.1%
Service and other revenue	1,074,490	558,349	9.6%	8.0%
Total revenues	$11,056,587	$6,966,683	100.0%	100.0%

System, sales-type lease, and certain other revenue is recorded at a point in time. Maintenance and service revenue is recorded over time.

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

We recognize a contract asset when our performance under a contract precedes our receipt of consideration from a customer, or before payment is due, and our receipt of consideration is conditional upon factors other than the passage of time. A contract asset is recognized when we have an unconditional right to payment for our performance. Our contract asset consists of our in-process installations, for which we have an enforceable right to collect consideration (including a reasonable profit) in the event the services are cancelled by customers.  As of  December 31, 2022 and 2021, we recorded a contract asset of approximately $34,800 and $0, respectively as a component of accounts receivable.

The collectability assessment requires the company to use judgement and consider all relevant facts and circumstances. Management exercises judgment in its assessment of collectability of customer funds by considering payment history, current credit status, and available information about the financial condition of the customer, among other factors.  As of  December 31, 2022 and 2021, approximately $2,781,800 and $1,438,000 for systems installed under contract have not been recorded as revenue or included in accounts receivable based on the collectability assessment performed by the Company.  In accordance with this assessment, the contracts will be assessed in subsequent quarters at which time they  may be deemed collectable and the outstanding remaining system revenue will be recognized accordingly.

During the year ended  December 31, 2022, based on management's ongoing collectability assessment, one contract, installed in 2020, which previously did not meet the collectability criterion was subsequently deemed collectible and approximately $1,079,000 of revenue was recognized.  Additionally, two completed installations did not meet the collectability criterion and therefore revenue for these contracts were recognized on the cash basis.

The collectability assessment requires the company to use judgement and consider all relevant facts and circumstances.

We evaluate the interest rates in customer contracts with extended payment terms, representing a significant financing component. These rates range from approximately 1% to 7% and we believe those to be appropriate market interest rates for the financing component.

Geographic Concentrations

The Company sells its technologies and services to casinos in the United States, Australia, Japan, the Caribbean and countries in both Central and South America. For 2022 and 2021, 95% and 89% of the Company’s revenues were from the United States and 2% and 8% from Australia, respectively.

As of December 31, 2022 and 2021, 92% and 74% of the Company’s accounts receivable were from the United States, 4% and 11% from Australia, and 4% and 11% from Central America, respectively.

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

In  March 2021, the Internal Revenue Service (“IRS”) released Notice 2021-20, which retroactively eliminated the restriction that prevented employers who received a PPP loan from qualifying for the Employee Retention Credit (“ERC”), which is a refundable tax credit against certain employment taxes. The Company determined that we have complied with all of the conditions required to receive the credit. As a result, for the year ending December 31, 2021, approximately $523,000 was recognized as an offset to expenses in the statement of operations for the ERC.  Approximately $122,000 had not been received and was included in accounts receivable at December 31, 2021.  This amount was received during 2022.

Inventory

Inventory, consisting of finished goods, is stated at the lower of cost or net realizable value. The average cost method (which approximates the first in, first out method) is used to value inventory. Inventory is reviewed quarterly for the lower of cost or net realizable value and obsolescence. Any material cost found to be above net realizable value or considered obsolete is written down accordingly. Based on that evaluation, the Company had $2,273 and $36,353 of obsolescence reserve at December 31, 2022 and 2021.  The total inventory value was $1,560,175 and $1,582,358 as of December 31, 2022 and 2021, respectively, which included work-in-process of $396,880 and $699,024 as of December 31, 2022 and 2021, respectively, and the remaining amount is comprised of finished goods. At  December 31, 2022 and 2021, the Company had $54,520 and $511,500 of prepaid inventory as a component of prepaid expenses, respectively.

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

Leases

The Company determines if an arrangement is a lease at inception. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The right to control the use of an asset includes the right to obtain substantially all of the economic benefits of the underlying asset and the right to direct how and for what purpose the asset is used.  Right-of-use (ROU) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease.

Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company has elected to use the incremental borrowing rate in determining the present value of lease payments for all asset classes. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. The Company’s lease terms include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. For lease agreements that contain both lease and non-lease components, the Company has elected to account for the lease and non-lease components as a single lease component. The Company has elected to not apply the requirements of ASC 842 for short-term leases. Short-term leases are defined as leases that, at the commencement date, have lease terms of twelve months or less.

Rent expense, including the effects of lease incentives, is recognized on a straight-line basis over the term of the lease.

Income Taxes

The Company accounts for income taxes by following the asset and liability approach to accounting for income taxes. Deferred tax assets and liabilities represent the future tax consequences of the differences between the financial statement carrying amounts of assets and liabilities versus the tax basis of assets and liabilities. Under this method, deferred tax assets are recognized for deductible temporary differences, operating loss, and tax credit carryforwards. Deferred tax liabilities are recognized for taxable temporary differences. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The impact of the tax rate changes on deferred tax assets and liabilities is recognized in the year that the change is enacted. Management believes that any write-off not allowed will not have a material impact on the Company’s financial position.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Based on its evaluation, the Company believes that it has no significant unrecognized tax positions. The Company’s evaluation was performed for the tax years ended December 31, 2019 through 2022, which are the tax years that remain subject to examination by major tax jurisdictions as of December 31, 2022. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to its financial results. In accordance with current guidance, the Company classifies interest and penalties as income tax expense as incurred.

Research and Development

Expenditures for research and product development costs are expensed as incurred. Research and development expenses were $190,713 and $469,554 for the years ended December 31, 2022 and 2021, respectively, and are included in selling, general and administrative expenses on the statements of operations.

Software Development Costs

We expense software development costs, including cost to develop software products to be sold, licensed or marketed to external users, before technological feasibility is reached.  Technological feasibility is typically reached shortly before the release of such products.  As a result, development costs that meets the criteria for capitalization were not material for both fiscal year 2022 and 2021.

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

Basic and Diluted Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average shares outstanding during the reporting period. Diluted earnings per share is computed similar to basic earnings per share except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options and restricted stock shares subject to vesting. The number of additional shares is calculated by assuming that outstanding stock options were exercised and that the proceeds from the exercise were used to acquire shares of common stock at the average market price during the reporting period. Restricted stock shares are included in basic shares as of the beginning of the period in which the vesting conditions are satisfied. (See Note 7).

Recently Issued Accounting Pronouncements

In June 2016 and related amendments, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments - Credit Losses (Topic 326). This guidance changes the methodology to be used to measure credit losses for certain financial instruments and financial assets, including trade receivables. The new methodology requires the recognition of an allowance that reflects the current estimate of credit losses expected to be incurred over the life of the financial asset. The new standard is effective for the Company on January 1, 2023. The Company is evaluating the impact on the Company's financial statements.

NOTE 2. ACCOUNTS RECEIVABLE

	December 31,	December 31,
	2022	2021

Accounts receivable - current	$1,930,488	$1,078,909
Less allowance for doubtful accounts	(62,000)	(61,376)
Accounts receivable current - net	$1,868,488	$1,017,533

Accounts receivable - long-term	$1,523,793	$288,665

The allowance for accounts receivable represents management’s best estimate of probable losses in our receivables as of the date of the financial statements. The allowance provides for probable losses that have been identified with specific customer relationships and for probable losses believed to be inherent in receivables, but that have not been specifically identified.

A roll-forward of the Company’s allowance for doubtful accounts for the years ended is as follows:

	December 31,	December 31,
	2022	2021

Accounts receivable allowance, beginning of year	$61,376	$77,623
Provision adjustment	87,627	—
Write-off	(87,003)	(16,247)
Accounts receivable allowance, end of year	62,000	$61,376

NOTE 3. NET INVESTMENT IN SALES TYPE LEASE

In  January 2021, the Company entered into a five year lease with a customer for hardware which had an implied interest rate of 6%.

At inception, the Company recorded a total $210,782 in "Net investment in sales type leases" and derecognized $139,521 from “Inventory" on its balance sheet. The Company recognized $71,261 in profit from sales type leases in its statement of operations for the years ended  December 31, 2022 and 2021, respectively, as a result of the transaction. For the years ended December 31, 2022 and 2021, the Company recognized $18,139 and $20,457, respectively, of interest income in the Company's statements of operations.

In December 2022, the Company entered into a five year lease with a customer for hardware which had an implied interest rate of 6%.

At inception, the Company recorded a total $98,279 in "Net investment in sales type leases" and derecognized $46,533 from “Inventory" on its balance sheet. The Company recognized $51,746 in profit from sales type leases in its statement of operations for the year ended  December 31, 2022 as a result of the transaction.

The future minimum lease payments receivable for sales type leases are as follows:

Amount
2023	71,700
2024	71,700
2025	71,700
2026	26,875
2027	22,800
Total undiscounted cash flows	264,775
Present value discount	29,158
Net investment in lease as of December 31, 2022	$235,617

The current portion of $59,173 is included in Current Assets on the balance sheet as of  December 31, 2022, and the long term portion of $176,444 is included in Long-Term Assets on the balance sheet as of December 31, 2022.  The lease contains a purchase option at the conclusion of the lease, which the Company has determined does not meet the probability criterion.  The Company has not recorded an unguaranteed residual asset.

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

	December 31,	December 31,
	2022	2021
Office equipment	$49,294	$49,294
Vehicles	211,465	211,465
Total	260,759	260,759
Less: accumulated depreciation	(260,759)	(252,880)
Property and equipment, net	$0	$7,879

Depreciation expense totaled $7,879 and $22,964 for the years ended December 31, 2022 and 2021, respectively.

NOTE 5. DEBT

In February 2020, the Company obtained a general credit and security agreement with a lender, which provides a revolving credit line of up to $500,000 and expires on February 1, 2023, which was subsequently extended through February 1, 2024. The line of credit is collateralized by all receivables, inventory, equipment, and general intangibles of the Company. The Company had no borrowings under the credit line during the year ending December 31, 2022 and 2021. Interest on outstanding borrowings is payable monthly and charged at the Prime Rate, subject to a floor of 3.75%, at December 31, 2022.

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

Our leases do not provide an implicit rate and therefore; we use our incremental borrowing rate in determining the present value of the lease payments.

The cost components of our operating leases were $ 63,100 and $ 58,794 for the years ended December 31, 2022 and 2021, respectively.

Maturities of our lease liabilities for all operating leases are as follows as of December 31, 2022:

Leased Facilities
2023	64,666
2024	65,683
2025	35,445
Total Lease Payments	165,794
Less: Interest	12,376
Present value of lease liabilities	$153,418

The weighted average remaining lease terms equals 2.62 years as of December 31, 2022 and the weighted average discount rate was 5% as of December 31, 2022.

NOTE 7. STOCKHOLDERS’ EQUITY

Common Stock

As of December 31, 2022, and 2021, the Company holds 134,746 common stock shares in treasury at a total cost of $233,599, for future employee and professional service provider’s issuances under the bonus program which was part of both 2018 and 2014 repurchase of shares.

Stock Based Compensation

On January 8, 2018, the Board of Directors of Table Trac, Inc. appointed Randy Gilbert as the Company’s Chief Financial Officer and awarded him 50,000 Restricted Stock shares. These shares are subject to a four year vesting schedule as follows: 20,000 shares in year one and 10,000 shares in each subsequent year. Grant date fair value of $117,500 were recognized over the vesting period as stock compensation expense as a component of selling, general and administration expense.

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

On May 14, 2021, the Board of Directors of Table Trac, Inc. awarded 70,000 stock options as follows:  20,000 to Chad Hoehne; 20,000 to Robert Siqveland and 30,000 to Randy Gilbert. These shares are subject to a vesting schedule as follows: 25% immediately and 25% in each subsequent year. Grant date fair value of $128,726 will be recognized over the vesting period as stock compensation expense as a component of selling, general and administration expense.

On December 17, 2021, management of Table Trac, Inc. awarded 15,000 options to be distributed to most of its current employees.  These options vested immediately. Grant date fair value of $22,919 was recognized during 2021 as stock compensation expense as a component of selling, general and administration expense.

On March 25, 2022, the Board of Directors of Table Trac, Inc. awarded Randy Gilbert 87,500 Restricted Stock shares and Robert Siqveland 12,500 Restricted Stock shares. These shares are subject to a five-year vesting schedule as follows: 20,000 shares vest annually beginning on March 25, 2023.  Grant date fair value of $349,000 will be recognized ratably over the vesting period as stock compensation expense as a component of selling, general and administration expense.

On December 15, 2022, Robert Siqveland agreed to and accepted a separation agreement from the Company. Included in this agreement were terms which immediately vested the remaining unvested 12,500 Restricted Stock shares from the March 25, 2022 grant and the unvested stock options to purchase 20,000 shares that were awarded to him on May 14, 2021.  In addition, this agreement modified the exercise period of the stock options which now expire on March 31, 2024.  This was determined to be a modification under ASC 718 and the incremental compensation costs of $39,000 and $37,000, respectively, for the restricted stock and options were recognized immediately in 2022 as a component of SG&A.  Lastly, Mr. Siqveland will receive twelve months of severance in two payments.  $100,500 on April 15, 2023 and $33,500 on January 15, 2024.  An accrual for these payments including the employer's payroll taxes totaling $141,500 was recorded and as a component of SG&A as of December 31, 2022.

On December 16, 2022, management of Table Trac, Inc. awarded 16,500 stock options to be distributed to most of its current employees.  These options vested immediately. Grant date fair value of $37,969 was recognized during 2022 as stock compensation expense as a component of selling, general and administration expense.

The Company has 102,700 shares of restricted stock outstanding as of December 31, 2022.  There were 25,200 shares of restricted stock outstanding at December 31, 2021.

For the years ended  December 31, 2022 and 2021, the Company recorded compensation expense related to restricted stock granted of $112,079 and $29,376, respectively as a component of selling, general and administrative expenses.

For the years ended  December 31, 2022 and 2021, the Company recorded compensation expense related to stock options granted of $106,914 and $71,191, respectively as a component of selling, general and administrative expenses.

The fair value of the Company’s stock options issued during 2022 was estimated using a Black-Scholes option pricing model with the following weighted-average assumptions:

Expected volatility	70.0%
Expected life (years)	.62to 2.5
Risk-free interest rate	3.94% - 4.65%
Expected dividend yield	0.38%

The expected volatility was estimated based on the Company's calculated historical volatility.

No options were exercised during the years ended  December 31, 2022 and 2021.

The unvested stock compensation expense is expected to be recognized over a weighted average period of approximately three years. As of  December 31, 2022, the remaining unrecognized stock compensation expense for stock options and restricted stock was approximated $294,049 and $81,000, respectively.

The following table summarizes additional information about stock options outstanding and exercisable at December 31, 2022:

Options Outstanding				Options Exercisable
Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
101,500	5.76	$2.97	$215,550	76,500	$3.15	$149,550

The Company has 101,500 and 85,000 stock options outstanding as of December 31, 2022 and 2021, respectively.

The following table summarizes the activity of all stock options outstanding for the years ending  December 31, 2022 and 2021.

	2022		2021
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	85,000	$2.52	0	$0
Granted	16,500	5.29	85,000	2.52
Exercised	0	0	0	0
Forfeited	0	0	0	0
Balance at December 31:	101,500	$2.97	85,000	$2.52

Options Exercisable at December 31:	76,500	$3.15	32,500	$2.69

Weighted Average Grant Date Fair Value for options granted during the period		$2.34		$1.79

NOTE 8. INCOME TAXES

The income tax provision (benefit) consists of the following for the years ended December 31:

	2022	2021

Current tax expense	$212,000	$558,000
Deferred tax (benefit)	340,000	(260,000)
Total income tax expense	$552,000	$298,000

The reconciliation between expected federal income tax rates and the Company’s effective federal tax rates is as follows for the years ended December 31:

	2022		2021
	Amount	Percent	Amount	Percent

Expected federal tax	$457,000	21.0%	$421,800	21.0%
Permanent differences	2,000	0.1%	(26,700)	(1.3)%
State income tax, net of federal tax benefit	54,000	2.5%	42,800	2.1%
Foreign tax credit	8,000	0.4%	14,800	0.7%
Research and Development tax credit	(1,000)	0.0%	(47,000)	(2.3)%
Paycheck Protection Program loan forgiven	0	0.0%	(104,600)	(5.2)%
Other	32,000	1.4%	(3,100)	(0.2)%
Total	$552,000	25.4%	$298,000	14.8%

The following table summarizes the Company’s deferred tax assets and liabilities at December 31:

	2022	2021
Current deferred tax asset (liabilities):
Accounts payable and accrued expenses	$83,000	27,000
Accounts receivable	(865,000)	(316,000)
Allowance for doubtful accounts	14,000	14,000
Inventory obsolescence	1,000	8,000
Prepaid expenses	(85,000)	(185,000)
Section 174 capitalization	36,000	0
Customer deposits	348,000	365,000
Net current deferred tax liability	(468,000)	(87,000)

Long-term deferred tax asset (liabilities):
NOL - State	4,000	5,000
Foreign tax credit	21,000	29,000
R&D tax credit	30,000	29,000
Book - Tax depreciation	0	(2,000)
Stock compensation	69,000	22,000
Investment impairment	13,000	13,000
Net long-term deferred tax asset	137,000	96,000
Net deferred tax asset (liability)	$(331,000)	$9,000

The company has various state net operating loss carryforwards of approximately $55,700 and other Federal and state tax credit carryforwards of approximately $59,000 that expire between 2022 and 2035 if not used.  An allowance for net operating loss carryforward is recorded when the Company believes the amount may not be collected or fully utilized.  Management believes the state net operating loss carryforward is fully collectible or will be fully utilized.

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

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share:

	For the Years Ended
	December 31,
	2022	2021
Basic and diluted earnings per share calculation:
Net income to common stockholders	$1,624,453	$1,710,651
Weighted average number of common shares outstanding - basic	4,522,536	4,509,198
Basic net income per share	$0.36	$0.38
Weighted average number of common shares outstanding - diluted	4,583,115	4,563,621
Diluted net income per share	$0.35	$0.37

For the years ended December 31, 2022 and 2021, there were common stock equivalents that had a dilutive effect of approximately 60,579 and 54,423 shares, respectively.

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

As of December 31, 2022, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934.

Based on the evaluation of our disclosure controls and procedures, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2022, due to the material weaknesses in our internal control over financial reporting described below.

In light of this fact, our management has performed additional analysis and has concluded that, notwithstanding this material weaknesses in our internal controls over financial reporting, the consolidated financial statements for the periods covered by and including this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

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

As a result of this evaluation, management has concluded that, as of December 31, 2022, our internal control over financial reporting was not effective due to the material weaknesses in internal control over financial reporting described below.

(c) MATERIAL WEAKNESS IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As of December 31, 2022, the company identified a material weakness in its design of controls over accounting and reporting of significant, non-recurring events, and complex transactions.

This material weakness could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.

(d) REMEDIATION PLAN

The Company has a remediation plan for the identified material weakness and in fiscal 2023 will engage an accounting expert to assist with the accounting for significant, non-recurring events and complex transactions.

The remediation actions are subject to ongoing senior management review, as well as Audit Committee oversight. The Company will not be able to conclude whether the steps to be taken will fully remediate the material weaknesses in internal controls over financial reporting until remediation efforts are completed, tested, and evaluated for effectiveness.

(e) CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

Except for the matters discussed previously, there were no other changes in the Company’s internal control over financial reporting that occurred during our most recently completed fiscal quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Information required by this Item is incorporated by reference to the Proxy Statement to be filed in connection with the Company’s 2023 Annual Meeting of Stockholders.

Item 11. EXECUTIVE COMPENSATION.

The Information required by this Item is incorporated by reference to the Proxy Statement to be filed in connection with the Company’s 2023 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The Information required by this Item is incorporated by reference to the Proxy Statement to be filed in connection with the Company’s 2023 Annual Meeting of Stockholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The Information required by this Item is incorporated by reference to the Proxy Statement to be filed in connection with the Company’s 2023 Annual Meeting of Stockholders.

 Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Information required by this Item is incorporated by reference to the Proxy Statement to be filed in connection with the Company’s 2023 Annual Meeting of Stockholders.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

FINANCIAL STATEMENTS

The Financial Statements and the Report of the Independent Registered Public Accounting Firm (PCAOB ID # 542) are included in Part II, Item 8 of the 10-K.

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

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to the registrant’s annual report on Form 10-K filed on March 31, 2011).
3.4	Amendment No. 1 to Bylaws dated March 9, 2016 (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed on March 15, 2016).
4.1	Description of Table Trac, Inc. Common Stock (incorporated by reference to Exhibit 4.1 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2019).
10.1	Offer Letter by and between Table Trac Inc. and Randy W. Gilbert (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on January 12, 2018).
10.2	Promissory Note dated February 8, 2021 between Table Trac Inc. and Alerus Financial, N.A. (incorporated by reference to Exhibit 10.2 to registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2020).
10.3	Table Trac, Inc. 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to registrant’s current report on Form 8-K filed on May 20, 2021
10.4	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to registrant’s quarterly report on Form 10-Q filed on August 12, 2021).
10.5	Form of Restricted Stock Agreement (filed herewith)
10.6	Letter Agreement between Table Trac Inc. and Robert Siqveland, dated December 15, 2022 (incorporated by reference to Exhibit 10.1 to registrant’s current report on Form 8-K filed on December 20, 2022
23.1	Consent of Boulay PLLP (filed herewith)
Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 27, 2023

TABLE TRAC, INC.

/s/ Chad Hoehne
Chad Hoehne, Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 27th day of March, 2023.

/s/ Chad Hoehne
Chad Hoehne, Chief Executive Officer and Director
(principal executive officer)

/s/ Randy Gilbert
Randy Gilbert, Chief Financial Officer (principal financial and accounting officer)

/s/ William Martinez
William Martinez, Director

/s/ Thomas Mertens
Thomas Mertens, Director