Form 10-Q
period 2023-03-31
TABLE TRAC INC
filed 2023-05-12
CIK 1090396

121

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

or

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

As of May 12, 2023, the registrant had outstanding 4,631,988 shares of common stock, $.001 par value per share.

Table Trac, Inc.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TABLE TRAC, INC.

TABLE TRAC, INC.

CONDENSED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2023	2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,218,940	$4,786,923
Accounts receivable, net	1,768,967	1,868,488
Inventory, net	1,723,989	1,560,175
Prepaid expenses	453,912	417,254
Net investment in sales type leases - current	63,487	59,173
Income tax receivable	0	124,198
TOTAL CURRENT ASSETS	9,229,295	8,816,211

LONG-TERM ASSETS
Accounts receivable - long-term	1,094,869	1,523,793
Net investment in sales type leases - long term	161,089	176,444
Operating lease right-of-use assets	143,294	157,802
TOTAL LONG-TERM ASSETS	1,399,252	1,858,039
TOTAL ASSETS	$10,628,547	$10,674,250

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$429,438	$417,853
Payroll liabilities	51,052	10,665
Customer deposits	1,077,698	1,485,622
Current portion of operating lease liabilities	56,197	55,942
Income tax payable	8,202	0
TOTAL CURRENT LIABILITIES	1,622,587	1,970,082

LONG-TERM LIABILITIES
Operating lease liabilities	81,183	97,476
Deferred tax liability	288,000	331,000
TOTAL LIABILITIES	1,991,770	2,398,558

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 25,000,000 shares authorized: 4,756,734 and 4,756,734 shares issued; and 4,631,988 and 4,621,988 shares outstanding at March 31, 2023 and December 31, 2022, respectively.	4,632	4,622
Additional paid-in capital	2,224,702	2,207,030
Retained earnings	6,633,500	6,297,639
	8,862,834	8,509,291
Treasury stock, 124,746 and 134,746 shares (at cost) at March 31, 2023 and December 31, 2022, respectively.	(226,057)	(233,599)
TOTAL STOCKHOLDERS’ EQUITY	8,636,777	8,275,692

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,628,547	$10,674,250

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended
	March 31,
	2023	2022

Revenues	$2,302,410	$3,351,834
Cost of sales	421,841	661,622
Gross profit	1,880,569	2,690,212
Operating expenses:
Selling, general and administrative	1,543,786	1,086,396
Income from operations	336,783	1,603,816
Other income	0	10,611
Interest income	88,478	40,913
Income before taxes	425,261	1,655,340
Income tax expense	89,400	393,500
Net income	$335,861	$1,261,840
Net income per share - basic	$0.07	$0.28
Net income per share - diluted	$0.07	$0.27
Weighted-average shares outstanding - basic	4,551,988	4,521,988
Weighted-average shares outstanding - diluted	4,626,930	4,596,037

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock Outstanding		Additional
	Number of	Par	Paid-in	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total
BALANCE, December 31, 2021	4,521,988	$4,522	$1,988,137	$4,768,298	$(233,599)	$6,527,358
Stock compensation expense	100,000	100	13,607	0	0	13,707
Net income	0	0	0	1,261,840	0	1,261,840
BALANCE, March 31, 2022	4,621,988	$4,622	$2,001,744	$6,030,138	$(233,599)	$7,802,905

BALANCE, December 31, 2022	4,621,988	$4,622	$2,207,030	$6,297,639	$(233,599)	$8,275,692
Stock compensation expense	0	0	25,224	0	0	25,224
Stock issued to employee from treasury	10,000	10	(7,552)	0	7,542	0
Net income	0	0	0	335,861	0	335,861
BALANCE, March 31, 2023	4,631,988	$4,632	$2,224,702	$6,633,500	$(226,057)	$8,636,777

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended
	March 31,
	2023	2022
OPERATING ACTIVITIES
Net income	$335,861	$1,261,840
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	0	2,952
Deferred income taxes	(43,000)	72,000
Stock compensation expense	25,224	13,707
Changes in operating assets and liabilities:
Accounts receivable	528,445	(679,505)
Inventory	(163,814)	273,928
Prepaid expenses	(36,658)	(213,587)
Net investment in sales type leases	11,041	9,622
Accounts payable, accrued expenses and other	10,056	(66,854)
Payroll liabilities	40,387	(13,685)
Customer deposits	(407,924)	(266,500)
Income tax receivable and payable	132,400	319,950
Net cash provided by operating activities	432,017	713,868

NET INCREASE IN CASH AND CASH EQUIVALENTS	432,017	713,868

CASH AND CASH EQUIVALENTS
Beginning of period	4,786,923	4,945,913
End of period	$5,218,940	$5,659,781

Non-cash investing and financing activities:
Treasury stock cost related to compensation	$7,542	0

Supplemental cash flow information:
Operating cash outflow for operating leases	$14,508	$15,340

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Nature of Business and Summary of Significant Accounting Policies –

Basis of Presentation

The accompanying unaudited condensed financial statements of Table Trac, Inc. (the “Company,” or “Table Trac”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The condensed balance sheet as of March 31, 2023 and the condensed statements of operations, stockholders’ equity and cash flows for the three months ended March 31, 2023 and 2022 are unaudited but include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Table Trac, Inc. Annual Report on Form 10-K for the year ended December 31, 2022.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company’s use of estimates and assumptions include: for revenue recognition, determining collectibility, the nature and timing of satisfaction of performance obligations, and determining the standalone selling price (“SSP”) of performance obligations, realizability of accounts receivable, and the valuation of allowance for credit losses, deferred tax assets and liabilities, and inventory. Actual results could differ from those estimates, and the difference could be significant.  For further information about our critical accounting estimates, see the discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies and Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

There were no changes in critical accounting estimates or assumptions for the three months ended March 31, 2023.

The Company’s significant accounting policies are described in Note 1 of the financial statement included in its Annual Report on Form 10-K for the year ended December 31, 2022.

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

The following table summarizes disaggregated revenues by major product line for the three months ended March 31, 2023 and 2022, respectively:

	Three months ended March 31,
	2023	2022	2023	2022
			(percent of revenues)
System revenue	$815,580	$2,375,864	35.4%	70.9%
Maintenance revenue	1,206,996	798,593	52.5%	23.8%
Service and other revenue	279,834	177,377	12.1%	5.3%
Total revenues	$2,302,410	$3,351,834	100.0%	100.0%

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

We recognize a contract asset when our performance under a contract precedes our receipt of consideration from a customer, or before payment is due, and our receipt of consideration is conditional upon factors other than the passage of time. A contract asset is recognized when we have an unconditional right to payment for our performance. Our contract asset consists of our in-process installations, for which we have an enforceable right to collect consideration (including a reasonable profit) in the event the services are cancelled by customers.  As of March 31, 2023 and 2022, we recorded a contract asset of approximately $0 and $65,000, respectively, as a component of accounts receivable.

The collectability assessment requires the company to use judgement and consider all relevant facts and circumstances. Management exercises judgment in its assessment of collectability of customer funds by considering payment history, current credit status, and available information about the financial condition of the customer, among other factors.  As of  March 31, 2023 and December 31, 2022, approximately $2,682,300 and $2,781,800 for systems installed under contract have not been recorded as revenue or included in accounts receivable based on the collectability assessment performed by the Company.  In accordance with this assessment, the contracts will be assessed in subsequent quarters at which time they may be deemed collectable and the outstanding remaining system revenue will be recognized accordingly.

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

Accounts Receivable / Allowance for credit losses

Accounts receivable are initially recorded at the invoiced amount and carried on the balance sheet at net realizable value as of each balance sheet date.  For receivables related to contracts that contain an interest rate, interest income is recorded upon receipt on the statements of operations.  We maintain an allowance for credit losses for accounts receivable, which is recorded as an offset to accounts receivable, and changes in such are classified as general and administrative expense in the Condensed Statements of Operations. We assess collectibility by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when we identify specific customers with known disputes or collectibility issues. In determining the amount of the allowance for credit losses, we consider historical collectibility based on past due status and make judgments about the creditworthiness of customers based on ongoing credit evaluations. We also consider customer-specific information, current market conditions, and reasonable and supportable forecasts of future economic conditions.  Management believes that receivables, net of the allowance for credit losses, are fully collectable. Accounts receivable are written off when management determines collection is no longer likely. While the ultimate result may differ, management believes that any write-off not allowed for will not have a material impact on the Company’s financial position.

Major Customers

The following table summarizes the Company's major customers' information for the three months ended March 31, 2023 and 2022:

	For the Three months ended March 31,
	2023		2022
	% Revenues	% AR	% Revenues	% AR
Major	42.9%	41.7%	66.7%	48.3%
All Others	57.1%	58.3%	33.3%	51.7%
Total	100.0%	100.0%	100.0%	100.0%

For the three month periods ending  March 31, 2023 and 2022, sales to customers in the United States represent 93.1% and 96.8%, of total revenues, respectively.

A major customer is defined as any customer that represents at least 10% of revenue for a given period or 10% of outstanding account receivable at the end of a period.

Inventory

Inventory, consisting of finished goods, is stated at the lower of cost or net realizable value. The average cost method (which approximates the first in, first out method) is used to value inventory. Inventory is reviewed quarterly for the lower of cost or net realizable value and obsolescence. Any material cost found to be above net realizable value or considered obsolete is written down accordingly. Based on that evaluation, the Company had an obsolescence reserve of $2,273 at  March 31, 2023 and  December 31, 2022.  The total inventory value was $ and $1,560,175, as of  March 31, 2023 and  December 31, 2022, respectively, which included work-in-process of $208,718 and $396,880 as of  March 31, 2023 and  December 31, 2022, respectively, and the remaining amount is comprised of finished goods. At  March 31, 2023 and  December 31, 2022, the Company had $97,489 and $54,520 of prepaid inventory as a component of prepaid expenses, respectively.

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

Research and Development

Expenditures for research and development costs are expensed as incurred.  Research and development expense were $16,275 and $0 for the three months ended March 31, 2023 and 2022, respectively, and are included in selling, general and administrative expenses on the condensed statements of operations.

Software Development Costs

We expense software development costs, including cost to develop software products to be sold, licensed or marketed to external users, before technological feasibility is reached.  Technological feasibility is typically reached shortly before the release of such products.  As a result, development costs that meets the criteria for capitalization were not material for three months ended March 31, 2023 and 2022.

Basic and Diluted Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average shares outstanding during the reporting period. Diluted earnings per share is computed similar to basic earnings per share except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options and restricted stock shares subject to vesting. The number of additional shares is calculated by assuming that outstanding stock options were exercised and that the proceeds from the exercise were used to acquire shares of common stock at the average market price during the reporting period. Restricted stock shares are included in basic shares as of the beginning of the period in which the vesting conditions are satisfied. (See Note 8).

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments," which requires measurement and recognition of expected versus incurred credit losses for financial assets held. The measurement of expected credit losses should be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The guidance is effective for annual reporting periods beginning after December 15, 2022, and interim periods within those annual periods. The Company adopted ASU 2016-13 in 2023, using the modified retrospective approach with an immaterial impact to the Company's financial statements as of January 1, 2023.

2.	Accounts Receivable –

Accounts receivable consisted of the following at:

	March 31,	December 31,
	2023	2022

Accounts receivable - current	$1,846,397	$1,930,488
Less allowance for credit losses	(77,430)	(62,000)
Accounts receivable current - net	$1,768,967	$1,868,488

Accounts receivable - long-term	$1,094,869	$1,523,793

A roll-forward of the Company’s allowance for credit losses for the periods presented are as follows:

March 31,
2023

Allowance for credit losses, beginning of period	$62,000
Additions	15,430
Write-off	0
Accounts receivable allowance for credit losses, end of period	77,430

3.	Net Investment in Sales Type Lease –

In January 2021, the Company entered into a five year lease with a customer for hardware which had an implied interest rate of 6%.

At inception, the Company recorded $210,782 in "Net investment in sales type leases" and derecognized $139,521 from “Inventory" on its condensed balance sheet. The Company recognized $6,794 and $9,622 in profit from sales type leases in its condensed statements of operations for the three months ended March 31, 2023 and 2022, respectively, as a result of the transaction. For the three months ended March 31, 2023 and 2022 the Company recognized $2,809 and $2,603, respectively, of interest income in the Company's condensed statements of operations.

In  December 2022, the Company entered into a five year lease with a customer for hardware which had an implied interest rate of 6%.

At inception, the Company recorded a total $98,279 in "Net investment in sales type leases" and derecognized $46,533 from “Inventory" on its balance sheet. The Company recognized $4,247 in profit from sales type leases in its statement of operations for the three months ended  March 31, 2023 as a result of the transaction.  For the three months ended March 31, 2023 the Company recognized $1,453 of interest income in the Company's condensed statements of operations.

The future minimum lease payments receivable for sales type leases are as follows:

Amount
2023 (remainder)	53,775
2024	71,700
2025	71,700
2026	26,875
2027	22,800
Total undiscounted cash flows	246,850
Present value discount	22,274
Net investment in lease as of March 31, 2023	$224,576

The current portion of $63,487 and $59,173 is included in Current Assets on the condensed balance sheet as of March 31, 2023 and December 31, 2022, respectively, and the long term portion of $161,089 and $176,444 is included in Long-Term Assets on the condensed balance sheet as of March 31, 2023 and December 31, 2022, respectively.  The lease contains a purchase option at the conclusion of the lease, which the Company has determined does not meet the probability criterion.  The Company has not recorded an unguaranteed residual asset.

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

For the three months ended March 31, 2023 and 2022, the cost components of our operating leases were $ 14,508 and $ 15,340, respectively

Maturities of our lease liabilities for all operating leases are as follows as of March 31, 2023:

Leased Facilities
2023	48,626
2024	65,683
2025	35,445
Total Lease Payments	149,754
Less: Interest	12,374
Present value of lease liabilities	$137,380

The weighted average remaining lease term equals 2.37 years as of March 31, 2023.

5.	Bank Financing –

Revolving Credit Line

The Company has a revolving credit line of up to $500,000 that expires on February 1, 2024. The line of credit is collateralized by all receivables, inventory, equipment, and general intangibles of the Company. The Company had no borrowings under the credit line during the three months ended March 31, 2023. Interest on outstanding borrowings is payable monthly and charged at the Prime Rate, which was 8.00%, subject to a floor of 3.75% during the three months ended  March 31, 2023.

6.	Stockholders’ Equity –

Stock Compensation

On March 8, 2021, the Company awarded 15,200 Restricted Stock shares to employees out of treasury stock. These shares were subject to a two year vesting period.  Grant date fair value of $45,300 was recognized over the vesting period as stock compensation expense as a component of selling, general and administrative expense.

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

On  December 15, 2022, Robert Siqveland agreed to and accepted a separation agreement from the Company. Included in this agreement were terms which immediately vested the remaining unvested 12,500 Restricted Stock shares from the  March 25, 2022 grant and the unvested stock options to purchase 20,000 shares that were awarded to him on  May 14, 2021.  In addition, this agreement modified the exercise period of the stock options which now expire on  March 31, 2024.  This was determined to be a modification under ASC 718 and the incremental compensation costs of $39,000 and $37,000, respectively, for the restricted stock and options were recognized immediately in 2022 as a component of SG&A.  Lastly, Mr. Siqveland will receive twelve months of severance in two payments.  $100,500 on  April 15, 2023 and $33,500 on  January 15, 2024.  An accrual for these payments including the employer's payroll taxes totaling $141,500 was recorded as a component of SG&A as of March 31, 2023 and December 31, 2022, respectively.

On  December 16, 2022, management of Table Trac, Inc. awarded 16,500 stock options to be distributed to most of its current employees.  These options vested immediately. Grant date fair value of $37,969 was recognized during 2022 as stock compensation expense as a component of selling, general and administration expense.

On March 12, 2023, the Company awarded 10,000 Restricted Stock shares to an employee out of treasury stock. These shares are subject to a three year vesting period.  Grant date fair value of $50,500 will be recognized over the vesting period as stock compensation expense as a component of selling, general and administrative expense.

The Company has 80,000 shares of restricted stock outstanding as of  March 31, 2023.  There were 115,200 shares of restricted stock outstanding at  March 31, 2022.

For the three months ending  March 31, 2023 and 2022, the Company recorded compensation expense related to restricted stock granted of $19,477 and $5,662, respectively as a component of selling, general and administrative expenses.

For the three months ending  March 31, 2023 and 2022, the Company recorded compensation expense related to stock options granted of $5,747 and $8,045, respectively as a component of selling, general and administrative expenses.

The fair value of the Company’s stock options issued was estimated using a Black-Scholes option pricing model with the following weighted-average assumptions:

No options were exercised during the period.

The unvested stock compensation expense is expected to be recognized over a weighted average period of approximately three years. As of  March 31, 2023 and 2022, the remaining unrecognized stock compensation expense for stock options and restricted stock was approximately $319,000 and $366,000, respectively.

The following table summarizes additional information about stock options outstanding and exercisable at March 31, 2023:

Options Outstanding				Options Exercisable
Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
101,500	5.56	$2.97	$151,800	76,500	$3.15	$104,500

The following table summarizes the activity of all stock options outstanding for the three months ending  March 31, 2023 and 2022.

	2023		2022
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of Quarter	101,500	$2.97	85,000	$2.52
Granted	0	0	0	0
Exercised	0	0	0	0
Forfeited	0	0	0	0
Balance at March 31:	101,500	$2.97	85,000	$2.52

Options Exercisable at March 31:	76,500	$3.15	32,500	$2.52

7.	Income Tax –

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

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Based on its evaluation, the Company believes that it has no significant unrecognized tax positions. The Company’s evaluation was performed for the tax years ended December 31, 2018 through 2021, which are the tax years that remain subject to examination by major tax jurisdictions as of March 31, 2023. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

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

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended
	March 31,
	2023	2022
Basic and diluted earnings per share calculation:
Net income to common stockholders	$335,861	$1,261,840
Weighted average number of common shares outstanding - basic	4,551,988	4,521,988
Basic net income per share	$0.07	$0.28
Weighted average number of common shares outstanding - diluted	4,626,930	4,596,037
Diluted net income per share	$0.07	$0.27

For the three month period ended March 31, 2023 and 2022, there were common stock equivalents that had a dilutive effect of approximately 74,942 and 74,049 shares, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below should be read in conjunction with our unaudited financial statements, and notes thereto, contained in this Quarterly Report on Form 10-Q, as well as our audited financial statements, and notes thereto, contained in our Form 10-K filed with the SEC on March 27,2023 relating to our year ended December 31, 2022.

Forward-Looking Statements

Some of the statements made in this section of our report are forward-looking statements. These forward-looking statements generally relate to and are based upon our current plans, expectations, assumptions and projections about future events. The words “anticipate,” “intend,” “plan,” “believe,” “could,” “project,” “estimate,” “expect,” “strategy,” “likely,” “may,” “should,” “will” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.  Our management currently believes that the various plans, expectations, and assumptions reflected in or suggested by these forward-looking statements are reasonable.  Nevertheless, all forward-looking statements involve risks and uncertainties and our actual actions or future results may be materially different from our plans, objectives or expectations, or our assumptions and projections underlying our present plans, objectives and expectations, as a result of many factors, including, but not limited to, those set forth under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 and in our other filings with the Securities and Exchange Commission.

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

Impact of COVID-19 on Our Business

The COVID-19 pandemic has and may continue to impact the economy and may adversely affect our business. As of the date of this filing all of our current customers are open and operating without any restrictions.  We do not expect any changes in the industry demand for installing and replacing existing casino management systems, impact sales and gross margins in the future will, limit our ability to secure products we sell due to supplier and manufacturer shortages, limit the ability of our employees to perform their work due to illness caused by the pandemic and local, state, or federal orders requiring employees to remain at home, limit the ability of carriers to deliver our products to customers, limit the ability of our customers to conduct their business and purchase our products and services, and limit the ability of our customers to pay us on a timely basis.

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

During the first quarter of 2023, the Company delivered one system, expanded one existing customer and our exclusive supplier installed our system in multiple locations in Australia.  At the end of the quarter, the Company had casino management systems, table games management systems and ancillary products installed with on-going support and maintenance contracts with over 100 casino operators in over 270 casinos worldwide.  Sales to customers in the United States represented 93% of the Company’s total revenues for the three month period ending March 31, 2023.

Results of Operations – Three Months Ended March 31, 2023 Compared to Three months ended March 31, 2022

During the three months ended March 31, 2023, income from operations was $336,783 compared to income from operations of $1,603,816, for the three months ended March 31, 2022. The major components of revenues, cost of sales and selling, general and administrative expenses, and the reasons for changes in each, are discussed below.

Revenues

Revenues totaled $ 2,302,410 for the three months ended March 31, 2023 compared to $ 3,351,834, for the three months ended March 31, 2022.

Refer to Note 1 – Revenue, including disaggregated revenues by major product line table, and Major Customers

During the three months ended March 31, 2023, the Company delivered one new system, expanded one existing customer and our exclusive supplier installed our system in multiple locations in Australia. During the same period in 2022, the Company delivered three systems and expanded one existing customer and our exclusive supplier installed our system in multiple locations in Australia.

Cost of Sales and Gross Profit

Cost of sales decreased to $421,841 for the three months ended March 31, 2023 from $661,622, for the three months ended March 31, 2022 due to a decrease in the number of systems installed in 2023 as compared to 2022.  The following table summarizes our cost of sales for the three months ended March 31, 2023 and 2022, respectively:

	Years ended March 31,
	2023	2022	2023	2022
			(percent of revenues)	(percent of revenues)
System	$92,958	$449,504	4.0%	13.4%
Maintenance	176,680	126,957	7.7%	3.8%
Service and other	152,203	85,161	6.6%	2.5%
Total cost of sales	$421,841	$661,622	18.3%	19.7%
Gross profit	$1,880,569	$2,690,212	81.7%	80.3%

The Company’s gross profit was 81.7% and 80.3%, for the three months ended March 31, 2023 and 2022, respectively.  This decrease is a result of the equipment cost associated with the expansion occurring with an existing customer.

Selling, General and Administrative Expenses

For the three months ended March 31, 2023, selling, general and administrative expenses were $1,543,786 compared to $1,086,396 for the same period in 2022.  This increase is a result of increased payroll related cost and an increase in sales and travel expenses.

Interest Income

For the three months ended March 31, 2023, interest income was $88,478 compared to $40,913 for the same period in 2022. This increase was primarily due to the increase in interest earned in our bank accounts.

Tax Provision

The income tax expense for the three months ended March 31, 2023 was $89,400 as compared to $393,500, for the three months ended March 31, 2022. The effective rate fluctuates significantly due to fluctuations in periodic net income, changes in state apportionment rates and availability of research and development and foreign tax credits.

Net Income

Income before taxes for the three months ended March 31, 2023 was $425,261 compared to income before taxes for the three months ended March 31, 2022 of $1,655,340.  Net income for the three months ended March 31, 2023 was $ 335,861 compared to net income of $ 1,261,840 for the three months ended March 31, 2022. The basic and diluted income per share was $ 0.07, compared to basic and diluted income per share of $0.28 and $0.27, for the three months ended March 31, 2023 and 2022, respectively.

Backlog

The Company’s backlog generally consists of incomplete system installations and expansion of offerings for currently installed and supported systems.

The Company had five projects in its backlog at March 31, 2023. The Company had nine projects in its backlog as of March 31, 2022.  As of the filing date of this report, the Company has signed two new contracts with an existing customer.

The Company is currently serving gaming establishments in sixteen U.S. states, as well as countries in Central and South America, the Caribbean and Australia. The Company aims to pursue further opportunities and strategic partnerships.

Liquidity and Capital Resources

Management believes that the Company has adequate cash to meet its obligations and continue operations for both existing customer contracts and ongoing product development for at least the next 12 months from the date of this filing.  The Company has a $500,000 line of credit.  As of March 31, 2023, there were no borrowings outstanding under the line of credit.  The Company’s primary sources of liquidity are cash and cash equivalents, receivables and future cash generated from operations. Management is not aware of any trends or any known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

Cash and cash equivalents provided by operations for the three months ended March 31, 2023 was $432,017 compared to $713,868 for the three month period ending March 31, 2022. This decrease was a result of a number of factors including a decrease in net income and customer deposits, offset partially by an increase in inventory.

There were no investing activities for the three months ended March 31, 2023.

There were no financing activities for the three months ended March 31, 2023.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of March 31, 2023.

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

As of March 31, 2023, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were not effective because of the identification of a material weakness in its design of controls over accounting and reporting of significant, non-recurring events, and complex transactions for the year ended December 31, 2022.  Remediation efforts have already been implemented which primarily consists of engaging an accounting expert to assist with the accounting for significant, non-recurring events and complex transactions.  We will consider this material weakness to be fully remediated once the applicable controls operate for a sufficient period of time and our management has concluded, through testing, that these controls are operating effectively, which management expects to be completed by June 30, 2023.

Changes in Internal Control over Financial Reporting

Except for the matters described above, there were no other changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, the reader should carefully review the risks discussed in our Annual Report on Form 10-K filed with the SEC on March 27, 2023 relating to our year ended December 31, 2022 before making an investment decision.  The risk factors summarized in our Annual Report on Form 10-K do not include all of the risks that we face, and there may be additional risks or uncertainties that are currently unknown or not believed to be material that occur or become material.

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

Dated: May 12, 2023	Table Trac, Inc.
(Registrant)

	By:	/s/ Chad Hoehne
Chad Hoehne Chief Executive Officer (principal executive officer)

By:	/s/ Randy Gilbert
Randy Gilbert Chief Financial Officer (principal financial and accounting officer)