Form 10-Q
period 2023-06-30
TABLE TRAC INC
filed 2023-08-10
CIK 1090396

121

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023

or

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

As of August 10, 2023, the registrant had outstanding 4,632,988 shares of common stock, $.001 par value per share.

Table Trac, Inc.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TABLE TRAC, INC.

TABLE TRAC, INC.

CONDENSED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2023	2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,693,416	$4,786,923
Accounts receivable, net	1,965,874	1,868,488
Inventory, net	1,805,363	1,560,175
Prepaid expenses	753,746	417,254
Net investment in sales type leases - current	60,756	59,173
Income tax receivable	36,674	124,198
TOTAL CURRENT ASSETS	9,315,829	8,816,211

LONG-TERM ASSETS
Accounts receivable - long-term	1,180,227	1,523,793
Net investment in sales type leases - long term	149,190	176,444
Operating lease right-of-use assets	128,677	157,802
TOTAL LONG-TERM ASSETS	1,458,094	1,858,039
TOTAL ASSETS	$10,773,923	$10,674,250

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$186,351	$417,853
Payroll liabilities	66,701	10,665
Customer deposits	701,635	1,485,622
Current portion of operating lease liabilities	56,281	55,942
TOTAL CURRENT LIABILITIES	1,010,968	1,970,082

LONG-TERM LIABILITIES
Operating lease liabilities	64,889	97,476
Deferred tax liability	508,000	331,000
TOTAL LIABILITIES	1,583,857	2,398,558

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 25,000,000 shares authorized: 4,756,734 and 4,756,734 shares issued; and 4,632,988 and 4,621,988 shares outstanding at June 30, 2023 and December 31, 2022, respectively.	4,633	4,622
Additional paid-in capital	2,251,945	2,207,030
Retained earnings	7,158,555	6,297,639
	9,415,133	8,509,291
Treasury stock, 123,746 and 134,746 shares (at cost) at June 30, 2023 and December 31, 2022, respectively.	(225,067)	(233,599)
TOTAL STOCKHOLDERS’ EQUITY	9,190,066	8,275,692

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,773,923	$10,674,250

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Revenues	$2,436,592	$2,459,014	$4,739,003	$5,810,838
Cost of sales	566,507	1,601,900	988,348	2,263,513
Gross profit	1,870,085	857,114	3,750,655	3,547,325
Operating expenses:
Selling, general and administrative	1,201,533	1,133,411	2,745,319	2,219,806
Income (loss) from operations	668,552	(276,297)	1,005,336	1,327,519
Other income	4,283	0	4,283	10,611
Interest income	84,145	15,473	172,622	56,386
Income (loss) before taxes	756,980	(260,824)	1,182,241	1,394,516
Income tax expense (benefit)	185,600	(18,500)	275,000	375,000
Net income (loss)	$571,380	$(242,324)	$907,241	$1,019,516
Net income (loss) per share - basic	$0.13	$(0.05)	$0.20	$0.23
Net income (loss) per share - diluted	$0.12	$(0.05)	$0.20	$0.22
Weighted-average shares outstanding - basic	4,552,450	4,521,988	4,552,220	4,521,988
Weighted-average shares outstanding - diluted	4,617,648	4,521,988	4,624,436	4,548,449

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock Outstanding		Additional
	Number of	Par	Paid-in	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total
BALANCE, December 31, 2021	4,521,988	$4,522	$1,988,137	$4,768,298	$(233,599)	$6,527,358
Stock compensation expense	100,000	100	13,607	0	0	13,707
Net income	0	0	0	1,261,840	0	1,261,840
BALANCE, March 31, 2022	4,621,988	$4,622	$2,001,744	$6,030,138	$(233,599)	$7,802,905
Stock compensation expense	0	0	31,158	0	0	31,158
Net loss	0	0	0	(242,324)	0	(242,324)
BALANCE, June 30, 2022	4,621,988	4,622	2,032,902	5,787,814	(233,599)	7,591,739

BALANCE, December 31, 2022	4,621,988	$4,622	$2,207,030	$6,297,639	$(233,599)	$8,275,692
Stock compensation expense	0	0	25,224	0	0	25,224
Stock issued to employee from treasury	10,000	10	(7,552)	0	7,542	0
Net income	0	0	0	335,861	0	335,861
BALANCE, March 31, 2023	4,631,988	$4,632	$2,224,702	$6,633,500	$(226,057)	$8,636,777
Stock compensation expense	0	0	25,224	0	0	25,224
Cash dividend	0	0	0	(46,325)	0	(46,325)
Exercise of employee stock options	1,000	1	2,019	0	990	3,010
Net income	0	0	0	571,380	0	571,380
BALANCE, June 30, 2023	4,632,988	$4,633	$2,251,945	$7,158,555	$(225,067)	$9,190,066

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended
	June 30,
	2023	2022
OPERATING ACTIVITIES
Net income	$907,241	$1,019,516
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	0	5,904
Deferred income taxes	177,000	171,000
Stock compensation expense	50,448	44,865
Changes in operating assets and liabilities:
Accounts receivable	246,180	(1,235,249)
Inventory	(245,188)	14,404
Prepaid expenses	(336,492)	426,540
Net investment in sales type leases	25,671	19,390
Accounts payable, accrued expenses and other	(234,625)	122,812
Payroll liabilities	56,036	(515)
Customer deposits	(783,987)	(649,300)
Income tax receivable and payable	87,524	(522,681)
Net cash used in operating activities	(50,192)	(583,314)
FINANCING ACTIVITIES
Proceeds from employee stock options	3,010	0
Payment of dividends	(46,325)	0
Net cash provided by (used in) financing activities	(43,315)	0

NET DECREASE IN CASH AND CASH EQUIVALENTS	(93,507)	(583,314)

CASH AND CASH EQUIVALENTS
Beginning of period	4,786,923	4,945,913
End of period	$4,693,416	$4,362,599

Non-cash investing and financing activities:
Treasury stock cost related to compensation	$7,542	0

Supplemental cash flow information:
Operating cash outflow for operating leases	$29,125	$32,575

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Nature of Business and Summary of Significant Accounting Policies –

Basis of Presentation

The accompanying unaudited condensed financial statements of Table Trac, Inc. (the “Company,” or “Table Trac”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The condensed balance sheet as of June 30, 2023 and the condensed statements of operations, stockholders’ equity and cash flows for the three and six months ended June 30, 2023 and 2022 are unaudited but include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

There were no changes in critical accounting estimates or assumptions for the six months ended June 30, 2023.

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

The following table summarizes disaggregated revenues by major product line for the three months ended June 30, 2023 and 2022, respectively:

	Three months ended June 30,
	2023	2022	2023	2022
			(percent of revenues)
System revenue	$907,727	$1,284,414	37.3%	52.3%
Maintenance revenue	1,242,177	836,579	51.0%	34.0%
Service and other revenue	286,688	338,021	11.7%	13.7%
Total revenues	$2,436,592	$2,459,014	100.0%	100.0%

The following table summarizes disaggregated revenues by major product line for the six months ended June 30, 2023 and 2022, respectively:

	Six months ended June 30,
	2023	2022	2023	2022
			(percent of revenues)
System revenue	$1,723,308	$3,660,267	36.4%	62.9%
Maintenance revenue	2,449,173	1,635,173	51.7%	28.2%
Service and other revenue	566,522	515,398	11.9%	8.9%
Total revenues	$4,739,003	$5,810,838	100.0%	100.0%

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

We recognize a contract asset when our performance under a contract precedes our receipt of consideration from a customer, or before payment is due, and our receipt of consideration is conditional upon factors other than the passage of time. A contract asset is recognized when we have an unconditional right to payment for our performance. Our contract asset consists of our in-process installations, for which we have an enforceable right to collect consideration (including a reasonable profit) in the event the services are cancelled by customers.  As of June 30, 2023 and 2022, we recorded a contract asset of approximately $0 and $69,000, respectively, as a component of accounts receivable.

The collectability assessment requires the company to use judgement and consider all relevant facts and circumstances. Management exercises judgment in its assessment of collectability of customer funds by considering payment history, current credit status, and available information about the financial condition of the customer, among other factors.  As of  June 30, 2023 and December 31, 2022, approximately $2,560,191 and $2,781,800 for systems installed under contract have not been recorded as revenue or included in accounts receivable based on the collectability assessment performed by the Company.  In accordance with this assessment, the contracts will be assessed in subsequent quarters at which time they may be deemed collectable and the outstanding remaining system revenue will be recognized accordingly.

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

Major Customers

The following table summarizes the Company's major customers' information for the three months ended June 30, 2023 and 2022:

	For the Three months ended June 30,
	2023		2022
	% Revenues	% AR	% Revenues	% AR
Major	37.6%	11.8%	28.6%	41.9%
All Others	62.4%	88.2%	71.4%	58.1%
Total	100.0%	100.0%	100.0%	100.0%

The following table summarizes the Company's major customers' information for the six months ended June 30, 2023 and 2022:

	For the Six months ended June 30,
	2023		2022
	% Revenues	% AR	% Revenues	% AR
Major	22.7%	11.8%	39.0%	41.9%
All Others	77.3%	88.2%	61.0%	58.1%
Total	100.0%	100.0%	100.0%	100.0%

For the three month periods ending  June 30, 2023 and 2022, sales to customers in the United States represent 83.9% and 93.4%, of total revenues, respectively.

A major customer is defined as any customer that represents at least 10% of revenue for a given period or 10% of outstanding account receivable at the end of a period.

Inventory

Inventory, consisting of finished goods, is stated at the lower of cost or net realizable value. The average cost method (which approximates the first in, first out method) is used to value inventory. Inventory is reviewed quarterly for the lower of cost or net realizable value and obsolescence. Any material cost found to be above net realizable value or considered obsolete is written down accordingly. Based on that evaluation, the Company had an obsolescence reserve of $2,273 at  June 30, 2023 and  December 31, 2022.  The total inventory value was $1,805,363 and $1,560,175, as of  June 30, 2023 and  December 31, 2022, respectively, which included work -in-process of $203,378 and $396,880 as of  June 30, 2023 and  December 31, 2022, respectively, and the remaining amount is comprised of finished goods. At  June 30, 2023 and  December 31, 2022, the Company had $371,985 and $54,520 of prepaid inventory as a component of prepaid expenses, respectively.

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

Research and Development

Expenditures for research and development costs are expensed as incurred.  Research and development expense were $32,550 and $0 for the six months ended June 30, 2023 and 2022, respectively, and are included in selling, general and administrative expenses on the condensed statements of operations.

Software Development Costs

We expense software development costs, including cost to develop software products to be sold, licensed or marketed to external users, before technological feasibility is reached.  Technological feasibility is typically reached shortly before the release of such products.  As a result, development costs that meet the criteria for capitalization were not material for six months ended June 30, 2023 and 2022.

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

2.	Accounts Receivable –

Accounts receivable consisted of the following at:

	June 30,	December 31,
	2023	2022

Accounts receivable - current	$2,032,719	$1,930,488
Less allowance for credit losses	(66,845)	(62,000)
Accounts receivable current - net	$1,965,874	$1,868,488

Accounts receivable - long-term	$1,180,227	$1,523,793

A roll-forward of the Company’s allowance for credit losses for the six month period ended June 30, 2023 presented are as follows:

June 30,
2023

Allowance for credit losses, beginning of period	$62,000
Additions	16,464
Write-off	(11,619)
Accounts receivable allowance for credit losses, end of period	66,845

3.	Net Investment in Sales Type Lease –

In January 2021, the Company entered into a five year lease with a customer for hardware which had an implied interest rate of 6%.

At inception, the Company recorded $210,782 in "Net investment in sales type leases" and derecognized $139,521 from “Inventory" on its condensed balance sheet. The Company recognized $20,586 and $19,390 in profit from sales type leases in its condensed statements of operations for the six months ended June 30, 2023 and 2022, respectively, as a result of the transaction. For the six months ended June 30, 2023 and 2022 the Company recognized $3,864 and $4,677, respectively, of interest income in the Company's condensed statements of operations.

In  December 2022, the Company entered into a five year lease with a customer for hardware which had an implied interest rate of 6%.

At inception, the Company recorded a total $98,279 in "Net investment in sales type leases" and derecognized $46,533 from “Inventory" on its balance sheet. The Company recognized $8,558 in profit from sales type leases in its condensed statements of operations for the six months ended June 30, 2023, as a result of the transaction. For the six months ended June 30, 2023 the Company recognized $2,842 of interest income in the Company's condensed statements of operations.

The future minimum lease payments receivable for sales type leases are as follows:

Amount
2023 (remainder)	35,850
2024	71,700
2025	71,700
2026	26,875
2027	22,800
Total undiscounted cash flows	228,925
Present value discount	18,979
Net investment in lease as of June 30, 2023	$209,946

The current portion of $60,756 and $59,173 are included in Current Assets on the condensed balance sheet as of June 30, 2023 and December 31, 2022, respectively, and the long term portion of $149,190 and $176,444 are included in Long-Term Assets on the condensed balance sheet as of June 30, 2023 and December 31, 2022, respectively.  The lease contains a purchase option at the conclusion of the lease, which the Company has determined does not meet the probability criterion.  The Company has not recorded an unguaranteed residual asset.

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

For the three months and six months ended June 30, 2023 and 2022, the cost components of our operating leases were $14,617 and $15,570 and $ 29,125 and $ 32,575, respectively

Maturities of our lease liabilities for all operating leases are as follows as of June 30, 2023:

Leased Facilities
2023 (remainder)	32,587
2024	65,683
2025	35,445
Total Lease Payments	133,715
Less: Interest	12,545
Present value of lease liabilities	$121,170

The weighted average remaining lease term equals 2.12 years as of June 30, 2023.

5.	Bank Financing –

Revolving Credit Line

The Company has a revolving credit line of up to $500,000 that expires on February 1, 2024. The line of credit is collateralized by all receivables, inventory, equipment, and general intangibles of the Company. The Company had no borrowings under the credit line during the six months ended June 30, 2023. Interest on outstanding borrowings is payable monthly and charged at the Prime Rate, which was 8.25%, subject to a floor of 3.75% during the six months ended  June 30, 2023.

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

On  December 15, 2022, Robert Siqveland agreed to and accepted a separation agreement from the Company. Included in this agreement were terms which immediately vested the remaining unvested 12,500 Restricted Stock shares from the  March 25, 2022 grant and the unvested stock options to purchase 20,000 shares that were awarded to him on  May 14, 2021.  In addition, this agreement modified the exercise period of the stock options which now expire on  March 31, 2024.  This was determined to be a modification under ASC 718 and the incremental compensation costs of $39,000 and $37,000, respectively, for the restricted stock and options were recognized immediately in 2022 as a component of selling, general and administrative expenses.  Lastly, Mr. Siqveland will receive twelve months of severance in two payments.  $100,500 on  April 15, 2023 and $33,500 on  January 15, 2024.  An accrual for these payments including the employer's payroll taxes totaling $34,750 and $141,500 was recorded as of June 30, 2023 and December 31, 2022, respectively.

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

The Company has 80,000 shares of restricted stock outstanding as of  June 30, 2023. There were 115,200 shares of restricted stock outstanding at  June 30, 2022.

For the three months and six months ending  June 30, 2023 and 2022, the Company recorded compensation expense related to restricted stock granted of $19,478 and $23,122 and $38,954 and $28,774, respectively as a component of selling, general and administrative expenses.

For the three months and six months ending  June 30, 2023 and 2022, the Company recorded compensation expense related to stock options granted of $5,746 and $8,045 and $11,494 and $42,985, respectively as a component of selling, general and administrative expenses.

The fair value of the Company’s stock options issued was estimated using a Black-Scholes option pricing model with the following weighted-average assumptions:

The unvested stock compensation expense is expected to be recognized over a weighted average period of approximately three years. As of  June 30, 2023 and 2022, the remaining unrecognized stock compensation expense for stock options and restricted stock was approximately $294,000 and $343,000, respectively.

The following table summarizes additional information about stock options outstanding and exercisable at June 30, 2023:

Options Outstanding				Options Exercisable
Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
100,000	5.39	$2.96	$153,860	87,500	$3.04	$129,735

The following table summarizes the activity of all stock options outstanding for the six months ending  June 30, 2023 and 2022.

	2023		2022
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	101,500	$2.97	85,000	$2.52
Granted	0	0	0	0
Exercised	1,000	3.01	0	0
Forfeited	500	5.29	0	0
Balance at June 30:	100,000	$2.96	85,000	$2.52

Options Exercisable at June 30:	87,500	$3.04	51,500	$2.52

7.	Income Tax –

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

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Based on its evaluation, the Company believes that it has no significant unrecognized tax positions. The Company’s evaluation was performed for the tax years ended December 31, 2018 through 2021, which are the tax years that remain subject to examination by major tax jurisdictions as of June 30, 2023. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

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

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the three and six months ended June 30, 2023 and 2022:

	For the Three Months Ended
	June 30,
	2023	2022
Basic and diluted earnings per share calculation:
Net income (loss) to common stockholders	$571,380	$(242,324)
Weighted average number of common shares outstanding - basic	4,552,450	4,521,988
Basic net income (loss) per share	$0.13	$(0.05)
Weighted average number of common shares outstanding - diluted	4,617,648	4,521,988
Diluted net income (loss) per share	$0.12	$(0.05)

	For the Six Months Ended
	June 30,
	2023	2022
Basic and diluted earnings per share calculation:
Net income to common stockholders	$907,241	$1,019,516
Weighted average number of common shares outstanding - basic	4,552,220	4,521,988
Basic net income per share	$0.20	$0.23
Weighted average number of common shares outstanding - diluted	4,624,436	4,548,449
Diluted net income per share	$0.20	$0.22

For the three and six month period ended June 30, 2023 and 2022, there were common stock equivalents that had a dilutive effect of approximately 65,198 and 0 and 72,716 and 26,000 shares, respectively.

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

During the second quarter of 2023, the Company delivered four system, expanded two existing customer and our exclusive supplier installed our system in multiple locations in Australia.  At the end of the quarter, the Company had casino management systems, table games management systems and ancillary products installed with on-going support and maintenance contracts with over 100 casino operators in over 275 casinos worldwide.  Sales to customers in the United States represented 84% of the Company’s total revenues for the three month period ending June 30, 2023.

Results of Operations – Three Months Ended June 30, 2023 Compared to Three months ended June 30, 2022

During the three months ended June 30, 2023, income from operations was $668,552 compared to loss from operations of $(276,297), for the three months ended June 30, 2022. The major components of revenues, cost of sales and selling, general and administrative expenses, and the reasons for changes in each, are discussed below.

Revenues

Revenues totaled $ 2,436,592 for the three months ended June 30, 2023 compared to $ 2,459,014, for the three months ended June 30, 2022.

Refer to Note 1 – Revenue, including disaggregated revenues by major product line table, and Major Customers

During the three months ended June 30, 2023, the Company delivered four new system, expanded two existing customer and our exclusive supplier installed our system in multiple locations in Australia. During the same period in 2022, the Company delivered six systems and expanded one existing customer and our exclusive supplier installed our system in multiple locations in Australia.

Cost of Sales and Gross Profit

Cost of sales decreased to $566,507 for the three months ended June 30, 2023 from $1,601,900, for the three months ended June 30, 2022 due to a is a result of the Company recognizing all incurred costs for the two installed systems, during the three months ended June 30, 2022, for which revenue recognition collectability criterion was not met.  The following table summarizes our cost of sales for the three months ended June 30, 2023 and 2022, respectively:

	For the Three Months ended June 30,
	2023	2022	2023	2022
			(percent of revenues)	(percent of revenues)
System	$204,195	$1,285,166	8.4%	52.3%
Maintenance	209,982	149,096	8.6%	5.9%
Service and other	152,330	170,638	6.3%	6.9%
Total cost of sales	$566,507	$1,604,900	23.3%	65.1%
Gross profit	$1,870,085	$857,114	76.7%	34.9%

The Company’s gross profit was 76.7% and 34.9% for the three months ended June 30, 2023 and 2022, respectively.  This increase, as noted above, is a result of the Company recognizing all incurred costs for the two installed systems, during the three months ended June 30, 2022, for which revenue recognition collectability criterion was not met.

Selling, General and Administrative Expenses

For the three months ended June 30, 2023, selling, general and administrative expenses were $1,201,533 compared to $1,133,411 for the same period in 2022.  This increase is a result of increased payroll related cost.

Interest Income

For the three months ended June 30, 2023, interest income was $84,145 compared to $15,473 for the same period in 2022. This increase was primarily due to the increase in interest earned in our cash and cash equivalent bank accounts.

Tax Provision

The income tax expense for the three months ended June 30, 2023 was $185,600 as compared to a benefit of $(18,500), for the three months ended June 30, 2022. The effective rate fluctuates significantly due to fluctuations in periodic net income, changes in state apportionment rates and availability of research and development and foreign tax credits.

Net Income

Income before taxes for the three months ended June 30, 2023 was $756,980 compared to loss before taxes for the three months ended June 30, 2022 of $(260,824).  Net income for the three months ended June 30, 2023 was $ 571,380 compared to net loss of $ (242,324) for the three months ended June 30, 2022. The basic and diluted income per share was $ 0.13 and $ 0.12 respectively, compared to basic and diluted loss per share of $ (0.05) for the three months ended June 30, 2023 and 2022, respectively.

Results of Operations – Six Months Ended June 30, 2023 Compared to Six months ended June 30, 2022

During the six months ended June 30, 2023, income from operations was $1,005,336 compared to loss from operations of $1,327,519, for the six months ended June 30, 2022. The major components of revenues, cost of sales and selling, general and administrative expenses, and the reasons for changes in each, are discussed below.

Revenues

Revenues totaled $ 4,739,003 for the six months ended June 30, 2023 compared to $ 5,810,838, for the six months ended June 30, 2022.

Refer to Note 1 – Revenue, including disaggregated revenues by major product line table, and Major Customers

During the six months ended June 30, 2023, the Company delivered five new system, expanded two existing customer and our exclusive supplier installed our system in multiple locations in Australia. During the same period in 2022, the Company delivered nine systems and expanded one existing customer and our exclusive supplier installed our system in multiple locations in Australia.

Cost of Sales and Gross Profit

Cost of sales decreased to $ 988,348 for the six months ended June 30, 2023 from $2,263,513, for the six months ended June 30, 2022 due to is a result of the Company recognizing all incurred costs for the two installed systems, during the three months ended June 30, 2022, for which revenue recognition collectability criterion was not met.  The following table summarizes our cost of sales for the six months ended June 30, 2023 and 2022, respectively:

	For the six Months ended June 30,
	2023	2022	2023	2022
			(percent of revenues)	(percent of revenues)
System	$297,154	$1,734,670	12.2%	29.9%
Maintenance	386,662	273,054	15.9%	4.7%
Service and other	304,532	255,789	12.5%	4.4%
Total cost of sales	$988,348	$2,263,513	40.6%	39.0%
Gross profit	$3,750,655	$3,547,325	59.4%	61.0%

The Company’s gross profit was 79.1% and 61.0%, for the six months ended June 30, 2023 and 2022, respectively.  This increase, as noted above, is a result of the Company recognizing all incurred costs for the two installed systems, during 2022, for which revenue recognition collectability criterion was not met.

Selling, General and Administrative Expenses

For the six months ended June 30, 2023, selling, general and administrative expenses were $2,745,319 compared to $2,219,806 for the same period in 2022.  This increase is a result of increased payroll related cost and an increase in sales and travel expenses.

Interest Income

For the six months ended June 30, 2023, interest income was $172,622 compared to $56,386 for the same period in 2022. This increase was primarily due to the increase in interest earned in our cash and cash equivalent bank accounts.

Tax Provision

The income tax expense for the six months ended June 30, 2023 was $275,000 as compared to $375,000, for the six months ended June 30, 2022. The effective rate fluctuates significantly due to fluctuations in periodic net income, changes in state apportionment rates and availability of research and development and foreign tax credits.

Net Income

Income before taxes for the six months ended June 30, 2023 was $1,182,241 compared to income before taxes for the six months ended June 30, 2022 of $1,394,516.  Net income for the six months ended June 30, 2023 was $ 907,241 compared to net income of $ 1,019,516 for the six months ended June 30, 2022. The basic and diluted income per share was $ 0.20, and compared to basic and diluted income per share of $ 0.23 and $ 0.22, for the six months ended June 30, 2023 and 2022, respectively.

Backlog

The Company’s backlog generally consists of incomplete system installations and expansion of offerings for currently installed and supported systems.

The Company had eight projects in its backlog at June 30, 2023. The Company had five projects in its backlog as of June 30, 2022.  As of the filing date of this report, the Company has signed no new contracts.

The Company is currently serving gaming establishments in sixteen U.S. states, as well as countries in Central and South America, the Caribbean and Australia. The Company aims to pursue further opportunities and strategic partnerships.

Liquidity and Capital Resources

Management believes that the Company has adequate cash to meet its obligations and continue operations for both existing customer contracts and ongoing product development for at least the next 12 months from the date of this filing.  The Company has a $500,000 line of credit.  As of June 30, 2023, there were no borrowings outstanding under the line of credit.  The Company’s primary sources of liquidity are cash and cash equivalents, receivables and future cash generated from operations. Management is not aware of any trends or any known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

Cash and cash equivalents used by operations for the six months ended June 30, 2023 was $(50,192) compared to $(583,314) for the six month period ending June 30, 2022. This decrease was a result of a number of factors including a decrease in accounts receivable and customer deposits, offset partially by an increase in inventory and prepaid expenses.

There were no investing activities for the three months ended June 30, 2023.

For the three months ended June 30, 2023 net cash used in financing activities was $43,315, which was the primarily the payment of cash dividends.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of June 30, 2023.

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

As of June 30, 2023, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were not effective because of the identification of a material weakness in its design of controls over accounting and reporting of significant, non-recurring events, and complex transactions for the year ended December 31, 2022.  Remediation efforts have already been implemented which primarily consists of engaging an accounting expert to assist with the accounting for significant, non-recurring events and complex transactions.  We will consider this material weakness to be fully remediated once the applicable controls operate for a sufficient period of time and our management has concluded, through testing, that these controls are operating effectively, which management expects to be completed by September 30, 2023.

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

Dated: August 10, 2023	Table Trac, Inc.
(Registrant)

	By:	/s/ Chad Hoehne
Chad Hoehne Chief Executive Officer (principal executive officer)

By:	/s/ Randy Gilbert
Randy Gilbert Chief Financial Officer (principal financial and accounting officer)