Form 10-Q
period 2023-09-30
TABLE TRAC INC
filed 2023-11-13
CIK 1090396

FORM 10-Q

121

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023

or

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

As of November 13, 2023, the registrant had outstanding 4,634,865 shares of common stock, $.001 par value per share.

Table Trac, Inc.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TABLE TRAC, INC.

TABLE TRAC, INC.

CONDENSED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2023	2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,412,980	$4,786,923
Accounts receivable, net	2,069,581	1,868,488
Inventory, net	2,768,908	1,560,175
Prepaid expenses	453,385	417,254
Net investment in sales type leases - current	61,026	59,173
Income tax receivable	0	124,198
TOTAL CURRENT ASSETS	9,765,880	8,816,211

LONG-TERM ASSETS
Accounts receivable - long-term	976,677	1,523,793
Property and equipment, net	25,109	0
Net investment in sales type leases - long term	133,436	176,444
Operating lease right-of-use assets	274,865	157,802
TOTAL LONG-TERM ASSETS	1,410,087	1,858,039
TOTAL ASSETS	$11,175,967	$10,674,250

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$170,066	$417,853
Payroll liabilities	87,004	10,665
Customer deposits	817,900	1,485,622
Current portion of operating lease liabilities	100,076	55,942
Income tax payable	78,476	0
TOTAL CURRENT LIABILITIES	1,253,522	1,970,082

LONG-TERM LIABILITIES
Operating lease liabilities	162,866	97,476
Deferred tax liability	411,000	331,000
TOTAL LIABILITIES	1,827,388	2,398,558

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 25,000,000 shares authorized: 4,756,734 and 4,756,734 shares issued; and 4,634,865 and 4,621,988 shares outstanding at September 30, 2023 and December 31, 2022, respectively.	4,635	4,622
Additional paid-in capital	2,282,929	2,207,030
Retained earnings	7,284,223	6,297,639
	9,571,787	8,509,291
Treasury stock, 121,869 and 134,746 shares (at cost) at September 30, 2023 and December 31, 2022, respectively.	(223,208)	(233,599)
TOTAL STOCKHOLDERS’ EQUITY	9,348,579	8,275,692

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,175,967	$10,674,250

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Revenues	$1,836,204	$2,301,329	$6,575,206	$8,112,167
Cost of sales	428,800	865,684	1,417,148	3,129,197
Gross profit	1,407,404	1,435,645	5,158,058	4,982,970
Operating expenses:
Selling, general and administrative	1,292,263	1,093,530	4,037,581	3,313,336
Income from operations	115,141	342,115	1,120,477	1,669,634
Other income	0	0	4,283	10,611
Interest income	78,857	26,511	251,479	82,897
Income before taxes	193,998	368,626	1,376,239	1,763,142
Income tax expense	22,000	78,500	297,000	453,500
Net income	$171,998	$290,126	$1,079,239	$1,309,642
Net income per share - basic	$0.04	$0.06	$0.24	$0.29
Net income per share - diluted	$0.04	$0.06	$0.23	$0.29
Weighted-average shares outstanding - basic	4,552,988	4,521,988	4,552,481	4,521,988
Weighted-average shares outstanding - diluted	4,606,488	4,566,679	4,610,786	4,560,604

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock Outstanding		Additional
	Number of	Par	Paid-in	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total
BALANCE, December 31, 2021	4,521,988	$4,522	$1,988,137	$4,768,298	$(233,599)	$6,527,358
Stock compensation expense	100,000	100	13,607	0	0	13,707
Net income	0	0	0	1,261,840	0	1,261,840
BALANCE, March 31, 2022	4,621,988	$4,622	$2,001,744	$6,030,138	$(233,599)	$7,802,905
Stock compensation expense	0	0	31,158	0	0	31,158
Net loss	0	0	0	(242,324)	0	(242,324)
BALANCE, June 30, 2022	4,621,988	4,622	2,032,902	5,787,814	(233,599)	7,591,739
Stock compensation expense	0	0	31,158	0	0	31,158
Net income	0	0	0	290,126	0	290,126
BALANCE, September 30, 2022	4,621,988	4,622	2,064,060	6,077,940	(233,599)	7,913,023

BALANCE, December 31, 2022	4,621,988	$4,622	$2,207,030	$6,297,639	$(233,599)	$8,275,692
Stock compensation expense	0	0	25,224	0	0	25,224
Stock issued to employee from treasury	10,000	10	(7,552)	0	7,542	0
Net income	0	0	0	335,861	0	335,861
BALANCE, March 31, 2023	4,631,988	$4,632	$2,224,702	$6,633,500	$(226,057)	$8,636,777
Stock compensation expense	0	0	25,224	0	0	25,224
Cash dividend	0	0	0	(46,325)	0	(46,325)
Exercise of employee stock options	1,000	1	2,019	0	990	3,010
Net income	0	0	0	571,380	0	571,380
BALANCE, June 30, 2023	4,632,988	$4,633	$2,251,945	$7,158,555	$(225,067)	$9,190,066
Stock compensation expense	0	0	25,224	0	0	25,224
Cash dividend	0	0	0	(46,330)	0	(46,330)
Stock issued for service from treasury	1,877	2	5,760	0	1,859	7,621
Net income	0	0	0	171,998	0	171,998
BALANCE, September 30, 2023	4,634,865	$4,635	$2,282,929	$7,284,223	$(223,208)	$9,348,579

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended
	September 30,
	2023	2022
OPERATING ACTIVITIES
Net income	$1,079,239	$1,309,642
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	0	7,879
Deferred income taxes	80,000	200,000
Stock issued for services to non-employee	7,621	0
Stock compensation expense	75,672	76,023
Changes in operating assets and liabilities:
Accounts receivable	346,023	(1,362,805)
Inventory	(1,208,733)	(198,213)
Prepaid expenses	(36,131)	388,665
Net investment in sales type leases	41,157	29,304
Accounts payable, accrued expenses and other	(255,328)	109,223
Payroll liabilities	76,339	(1,902)
Customer deposits	(667,722)	(309,122)
Income tax receivable and payable	202,674	(520,649)
Net cash used in operating activities	(259,189)	(271,955)
INVESTING ACTIVITIES
Capital expenditures	(25,109)	0
Net cash used in investing activities	(25,109)	0
FINANCING ACTIVITIES
Proceeds from employee stock options	3,010	0
Payment of dividends	(92,655)	0
Net cash used in financing activities	(89,645)	0

NET DECREASE IN CASH AND CASH EQUIVALENTS	(373,943)	(271,955)

CASH AND CASH EQUIVALENTS
Beginning of period	4,786,923	4,945,913
End of period	$4,412,980	$4,673,958

Non-cash investing and financing activities:
Treasury stock cost related to compensation	$10,391	12,047

Supplemental cash flow information:
Operating cash outflow for operating leases	$43,852	$48,237

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Nature of Business and Summary of Significant Accounting Policies –

Basis of Presentation

The accompanying unaudited condensed financial statements of Table Trac, Inc. (the “Company,” or “Table Trac”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The condensed balance sheet as of September 30, 2023 and the condensed statements of operations, stockholders’ equity and cash flows for the three and nine months ended September 30, 2023 and 2022 are unaudited but include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

There were no changes in critical accounting estimates or assumptions for the nine months ended September 30, 2023.

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

Stock-Based Compensation

The Company's stock-based compensation consists of stock options and restricted stock issued to certain company employees, directors and non-employees.  The Company measures and recognizes compensation expense for all stock-based payment awards made to employees, directors and non-employees. The compensation expense for the Company’s stock-based payments is based on estimated fair values at the time of the grant.

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

The following table summarizes disaggregated revenues by major product line for the three months ended September 30, 2023 and 2022, respectively:

	Three months ended September 30,
	2023	2022	2023	2022
			(percent of revenues)
System revenue	$211,775	$1,120,994	11.6%	48.7%
Maintenance revenue	1,306,258	882,861	71.2%	38.4%
Service and other revenue	318,171	297,474	17.2%	12.9%
Total revenues	$1,836,204	$2,301,329	100.0%	100.0%

The following table summarizes disaggregated revenues by major product line for the nine months ended September 30, 2023 and 2022, respectively:

	Nine months ended September 30,
	2023	2022	2023	2022
			(percent of revenues)
System revenue	$1,935,083	$4,781,261	29.5%	58.9%
Maintenance revenue	3,755,431	2,518,034	57.1%	31.1%
Service and other revenue	884,692	812,872	13.4%	10.0%
Total revenues	$6,575,206	$8,112,167	100.0%	100.0%

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

We recognize a contract asset when our performance under a contract precedes our receipt of consideration from a customer, or before payment is due, and our receipt of consideration is conditional upon factors other than the passage of time. A contract asset is recognized when we have an unconditional right to payment for our performance. Our contract asset consists of our in-process installations, for which we have an enforceable right to collect consideration (including a reasonable profit) in the event the services are cancelled by customers.  As of September 30, 2023 and  December 31, 2022, we recorded a contract asset of approximately $0 and $34,800, respectively, as a component of accounts receivable.

The collectability assessment requires the company to use judgement and consider all relevant facts and circumstances. Management exercises judgment in its assessment of collectability of customer funds by considering payment history, current credit status, and available information about the financial condition of the customer, among other factors.  As of  September 30, 2023 and December 31, 2022, approximately $2,475,525 and $2,781,800 for systems installed under contract have not been recorded as revenue or included in accounts receivable based on the collectability assessment performed by the Company.  In accordance with this assessment, the contracts will be assessed in subsequent quarters at which time they may be deemed collectable and the outstanding remaining system revenue will be recognized accordingly.

The collectability assessment requires the company to use judgement and consider all relevant facts and circumstances.

We evaluate the interest rates in customer contracts with extended payment terms, representing a significant financing component. These rates range from approximately 1% to 8% and we believe those to be appropriate market interest rates for the financing component.

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

Major Customers

The following table summarizes the Company's major customers' information for the three months ended September 30, 2023 and 2022:

	For the Three months ended September 30,
	2023		2022
	% Revenues	% AR	% Revenues	% AR
Major	37.6%	12.2%	41.7%	40.1%
All Others	62.4%	87.8%	58.3%	59.9%
Total	100.0%	100.0%	100.0%	100.0%

The following table summarizes the Company's major customers' information for the nine months ended September 30, 2023 and 2022:

	For the Nine months ended September 30,
	2023		2022
	% Revenues	% AR	% Revenues	% AR
Major	22.7%	12.2%	40.4%	40.1%
All Others	77.3%	87.8%	59.6%	59.9%
Total	100.0%	100.0%	100.0%	100.0%

For the three month periods ending  September 30, 2023 and 2022, sales to customers in the United States represent 89.4% and 93.1%, of total revenues, respectively.

A major customer is defined as any customer that represents at least 10% of revenue for a given period or 10% of outstanding account receivable at the end of a period.

Inventory

Inventory, consisting of finished goods, is stated at the lower of cost or net realizable value. The average cost method (which approximates the first in, first out method) is used to value inventory. Inventory is reviewed quarterly for the lower of cost or net realizable value and obsolescence. Any material cost found to be above net realizable value or considered obsolete is written down accordingly. Based on that evaluation, the Company had an obsolescence reserve of $8,799 and $2,273 at September 30, 2023 and  December 31, 2022, respectively.  The total inventory value was $2,768,908 and $1,560,175, as of  September 30, 2023 and  December 31, 2022, respectively, which included work -in-process of $370,527 and $396,880 as of  September 30, 2023 and  December 31, 2022, respectively, and the remaining amount is comprised of finished goods. At  September 30, 2023 and  December 31, 2022, the Company had $121,276 and $54,520 of prepaid inventory as a component of prepaid expenses, respectively.

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

Research and Development

Expenditures for research and development costs are expensed as incurred.  Research and development expense were $38,550 and $0 for the nine months ended September 30, 2023 and 2022, respectively, and are included in selling, general and administrative expenses on the condensed statements of operations.

Software Development Costs

We expense software development costs, including cost to develop software products to be sold, licensed or marketed to external users, before technological feasibility is reached.  Technological feasibility is typically reached shortly before the release of such products.  As a result, development costs that meet the criteria for capitalization were not material for nine months ended September 30, 2023 and 2022.

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

2.	Accounts Receivable –

Accounts receivable consisted of the following at:

	September 30,	December 31,
	2023	2022

Accounts receivable - current	$2,139,062	$1,930,488
Less allowance for credit losses	(69,481)	(62,000)
Accounts receivable current - net	$2,069,581	$1,868,488

Accounts receivable - long-term	$976,677	$1,523,793

A roll-forward of the Company’s allowance for credit losses for the nine month period ended September 30, 2023 presented are as follows:

September 30,
2023

Allowance for credit losses, beginning of period	$62,000
Additions	19,100
Write-off	(11,619)
Accounts receivable allowance for credit losses, end of period	69,481

3.	Net Investment in Sales Type Lease –

In January 2021, the Company entered into a five year lease with a customer for hardware which had an implied interest rate of 6%.

At inception, the Company recorded $210,782 in "Net investment in sales type leases" and derecognized $139,521 from “Inventory" on its condensed balance sheet. The Company recognized $27,586 and $29,304 in profit from sales type leases in its condensed statements of operations for the nine months ended September 30, 2023 and 2022, respectively, as a result of the transaction. For the nine months ended September 30, 2023 and 2022 the Company recognized $5,014 and $7,370, respectively, of interest income in the Company's condensed statements of operations.

In  December 2022, the Company entered into a five year lease with a customer for hardware which had an implied interest rate of 6%.

At inception, the Company recorded a total $98,279 in "Net investment in sales type leases" and derecognized $46,533 from “Inventory" on its balance sheet. The Company recognized $11,468 in profit from sales type leases in its condensed statements of operations for the nine months ended September 30, 2023, as a result of the transaction. For the nine months ended September 30, 2023 the Company recognized $3,732 of interest income in the Company's condensed statements of operations.

The future minimum lease payments receivable for sales type leases are as follows:

Amount
2023 (remainder)	17,925
2024	71,700
2025	71,700
2026	26,875
2027	22,800
Total undiscounted cash flows	211,000
Present value discount	16,538
Net investment in lease as of September 30, 2023	$194,462

The current portion of $61,026 and $59,173 are included in Current Assets on the condensed balance sheet as of September 30, 2023 and December 31, 2022, respectively, and the long term portion of $133,436 and $176,444 are included in Long-Term Assets on the condensed balance sheet as of September 30, 2023 and December 31, 2022, respectively.  The lease contains a purchase option at the conclusion of the lease, which the Company has determined does not meet the probability criterion.  The Company has not recorded an unguaranteed residual asset.

4.	Operating Leases –

We lease space under non-cancelable operating leases for our three office locations. These leases do not have significant rent escalation holidays, concessions, leasehold improvement incentives, or other build-out clauses. Further, the leases do not contain contingent rent provisions.

Our leases include one or more options to renew. The exercise of lease renewal options are included in our right of use assets and lease liabilities if they are reasonably certain of exercise.

On May 18, 2021, we extended our lease for the Minnesota location.  The term of the extension is 48 months expiring  July 31, 2025. On September 20, 2022, we extended our lease for the Oklahoma location.  The term of the extension is 36 months expiring August 31, 2025.  On August 24, 2023, we entered into a lease for the Nevada location.  The terms of the lease is 36 months expiring August 31, 2026.

Our leases do not provide an implicit rate; we use our incremental borrowing rate of 8.25% which is based on the information available at the date of adoption in determining the present value of the lease payments.

For the three months and nine months ended September 30, 2023 and 2022, the cost components of our operating leases were $14,727 and $15,662 and $ 43,852 and $ 48,237, respectively

Maturities of our lease liabilities for all operating leases are as follows as of September 30, 2023:

Leased Facilities
2023 (remainder)	29,794
2024	121,351
2025	95,030
2026	40,496
Total Lease Payments	286,671
Less: Interest	23,729
Present value of lease liabilities	$262,942

The weighted average remaining lease term equals 2.5 years as of September 30, 2023.

5.	Bank Financing –

Revolving Credit Line

The Company has a revolving credit line of up to $500,000 that expires on February 1, 2024. The line of credit is collateralized by all receivables, inventory, equipment, and general intangibles of the Company. The Company had no borrowings under the credit line during the nine months ended September 30, 2023. Interest on outstanding borrowings is payable monthly and charged at the Prime Rate, which was 8.25%, subject to a floor of 3.75% during the nine months ended  September 30, 2023.

6.	Stockholders’ Equity –

Cash Dividend

On November 3, 2023, Table Trac Inc. announced that its Board of Directors declared a cash dividend of $0.01 per share on the company’s common stock. The dividend will be payable on December 22, 2023, to shareholders of record at the close of business on December 1, 2023.

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

On  December 15, 2022, Robert Siqveland agreed to and accepted a separation agreement from the Company. Included in this agreement were terms which immediately vested the remaining unvested 12,500 Restricted Stock shares from the  March 25, 2022 grant and the unvested stock options to purchase 20,000 shares that were awarded to him on  May 14, 2021.  In addition, this agreement modified the exercise period of the stock options which now expire on  March 31, 2024.  This was determined to be a modification under ASC 718 and the incremental compensation costs of $39,000 and $37,000, respectively, for the restricted stock and options were recognized immediately in 2022 as a component of selling, general and administrative expenses.  Lastly, Mr. Siqveland will receive twelve months of severance in two payments.  $100,500 on  April 15, 2023 and $33,500 on  January 15, 2024.  An accrual for these payments including the employer's payroll taxes totaling $34,750 and $141,500 was recorded as of September 30, 2023 and December 31, 2022, respectively.

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

On September 30 2023, the Company awarded 1,877 Restricted Stock shares to a non-employee out of treasury stock. These shares are subject not subject to a vesting period.  Grant date fair value of $7,620 will be recognized as legal expense as a component of selling, general and administrative expense.

The Company has 80,000 shares of restricted stock outstanding as of September 30, 2023. There were 115,200 shares of restricted stock outstanding at September 30, 2022.

For the three months and nine months ending  September 30, 2023 and 2022, the Company recorded compensation expense related to restricted stock granted of $19,478 and $23,122 and $58,432 and $13,006, respectively as a component of selling, general and administrative expenses.

For the three months and nine months ending  September 30, 2023 and 2022, the Company recorded compensation expense related to stock options granted of $5,746 and $8,045 and $17,240 and $8,045, respectively as a component of selling, general and administrative expenses.

The fair value of the Company’s stock options issued was estimated using a Black-Scholes option pricing model with the following weighted-average assumptions:

The unvested stock compensation expense is expected to be recognized over a weighted average period of approximately three years. As of  September 30, 2023 and 2022, the remaining unrecognized stock compensation expense for stock options and restricted stock was approximately $268,880 and $376,080, respectively.

The following table summarizes additional information about stock options outstanding and exercisable at September 30, 2023:

Options Outstanding				Options Exercisable
Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
100,000	5.02	$2.96	$129,500	87,500	$3.04	$109,000

The following table summarizes the activity of all stock options outstanding for the nine months ending  September 30, 2023 and 2022.

	2023		2022
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	101,500	$2.97	85,000	$2.52
Granted	0	0	0	0
Exercised	1,000	3.01	0	0
Forfeited	500	5.29	0	0
Balance at September 30:	100,000	$2.96	85,000	$2.52

Options Exercisable at September 30:	87,500	$3.04	51,500	$2.52

7.	Income Tax –

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

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Based on its evaluation, the Company believes that it has no significant unrecognized tax positions. The Company’s evaluation was performed for the tax years ended December 31, 2018 through 2021, which are the tax years that remain subject to examination by major tax jurisdictions as of September 30, 2023. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

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

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the three and nine months ended September 30, 2023 and 2022:

	For the Three Months Ended
	September 30,
	2023	2022
Basic and diluted earnings per share calculation:
Net income to common stockholders	$171,998	$290,126
Weighted average number of common shares outstanding - basic	4,552,988	4,521,988
Basic net income per share	$0.04	$0.06
Weighted average number of common shares outstanding - diluted	4,606,488	4,566,679
Diluted net income per share	$0.04	$0.06

	For the Nine Months Ended
	September 30,
	2023	2022
Basic and diluted earnings per share calculation:
Net income to common stockholders	$1,079,239	$1,309,642
Weighted average number of common shares outstanding - basic	4,552,481	4,521,988
Basic net income per share	$0.24	$0.29
Weighted average number of common shares outstanding - diluted	4,610,786	4,560,604
Diluted net income per share	$0.23	$0.29

For the three and nine month period ended September 30, 2023 and 2022, there were common stock equivalents that had a dilutive effect of approximately 53,500 and 44,700 and 58,300 and 38,600 shares, respectively.

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

During the third quarter of 2023, the Company delivered four systems and our exclusive supplier installed our system in multiple locations in Australia.  At the end of the quarter, the Company had casino management systems, table games management systems and ancillary products installed with on-going support and maintenance contracts with over 100 casino operators in over 275 casinos worldwide.  Sales to customers in the United States represented 89.4% of the Company’s total revenues for the three month period ending September 30, 2023.

Results of Operations – Three Months Ended September 30, 2023 Compared to Three months ended September 30, 2022

During the three months ended September 30, 2023, income from operations was $115,141 compared to $342,115, for the three months ended September 30, 2022. The major components of revenues, cost of sales and selling, general and administrative expenses, and the reasons for changes in each, are discussed below.

Revenues

Revenues totaled $ 1,836,204 for the three months ended September 30, 2023 compared to $ 2,301,329, for the three months ended September 30, 2022.

Refer to Note 1 – Revenue, including disaggregated revenues by major product line table, and Major Customers

During the three months ended September 30, 2023, the Company delivered four new system and our exclusive supplier installed our system in multiple locations in Australia. During the same period in 2022, the Company delivered three systems and expanded one existing customer and our exclusive supplier installed our system in multiple locations in Australia.

Cost of Sales and Gross Profit

Cost of sales decreased to $428,800 for the three months ended September 30, 2023 from $865,684, for the three months ended September 30, 2022 due to the Company installing smaller systems during the three months ended September 30, 2023.  The following table summarizes our cost of sales for the three months ended September 30, 2023 and 2022, respectively:

	For the Three Months ended September 30,
	2023	2022	2023	2022
			(percent of revenues)	(percent of revenues)
System	$33,430	$480,679	1.8%	20.9%
Maintenance	239,609	225,179	13.0%	9.8%
Service and other	155,761	159,826	8.5%	6.9%
Total cost of sales	$428,800	$865,684	23.4%	37.6%
Gross profit	$1,407,404	$1,435,645	76.6%	62.4%

The Company’s gross profit was 76.6% and 62.4% for the three months ended September 30, 2023 and 2022, respectively.  This increase, as noted above, is a result of the Company receiving timely systems payments from customers who are on the cash basis.  All cost associated with the cash customers were recognized in 2022.

Selling, General and Administrative Expenses

For the three months ended September 30, 2023, selling, general and administrative expenses were $1,292,263 compared to $1,093,530 for the same period in 2022.  This increase is a result of increased payroll related cost.

Interest Income

For the three months ended September 30, 2023, interest income was $78,857 compared to $26,511 for the same period in 2022. This increase was primarily due to the increase in interest earned in our cash and cash equivalent bank accounts.

Tax Provision

The income tax expense for the three months ended September 30, 2023 was $22,000 as compared to a benefit of $78,500, for the three months ended September 30, 2022. The effective rate fluctuates significantly due to fluctuations in periodic net income, changes in state apportionment rates and availability of research and development and foreign tax credits.

Net Income

Income before taxes for the three months ended September 30, 2023 was $193,998 compared to income before taxes for the three months ended September 30, 2023 of $368,626.  Net income for the three months ended September 30, 2023 was $ 171,998 compared to net income of $ 290,126 for the three months ended September 30, 2022. The basic and diluted income per share was $ 0.04, compared to basic and diluted income per share of $ 0.06 for the three months ended September 30, 2023 and 2022, respectively.

Results of Operations – Nine Months Ended September 30, 2023 Compared to Nine months ended September 30, 2022

During the nine months ended September 30, 2023, income from operations was $1,120,477 compared to income from operations of $1,669,634, for the nine months ended September 30, 2022. The major components of revenues, cost of sales and selling, general and administrative expenses, and the reasons for changes in each, are discussed below.

Revenues

Revenues totaled $ 6,575,206 for the nine months ended September 30, 2023 compared to $ 8,112,167, for the nine months ended September 30, 2022.

Refer to Note 1 – Revenue, including disaggregated revenues by major product line table, and Major Customers

During the nine months ended September 30, 2023, the Company delivered nine new system, expanded two existing customer and our exclusive supplier installed our system in multiple locations in Australia. During the same period in 2022, the Company delivered twelve systems and expanded one existing customer and our exclusive supplier installed our system in multiple locations in Australia.

Cost of Sales and Gross Profit

Cost of sales decreased to $ 1,417,148 for the nine months ended September 30, 2023 from $3,129,197, for the nine months ended September 30, 2022 due to is a result of the Company recognizing all incurred costs for the two installed systems, during the three months ended June 30, 2022, for which revenue recognition collectability criterion was not met.   The following table summarizes our cost of sales for the nine months ended September 30, 2023 and 2022, respectively:

	For the Nine Months ended September 30,
	2023	2022	2023	2022
			(percent of revenues)	(percent of revenues)
System	$330,584	$2,215,349	5.0%	27.3%
Maintenance	626,271	498,233	9.5%	6.1%
Service and other	460,293	415,616	7.0%	5.1%
Total cost of sales	$1,417,148	$3,129,198	21.6%	38.5%
Gross profit	$5,158,058	$4,982,970	78.4%	61.5%

The Company’s gross profit was 78.4% and 61.5%, for the nine months ended September 30, 2023 and 2022, respectively.  This increase, as noted above, is a result of the Company receiving systems payments from customers who are on the cash basis have been timely with their payments.  All cost associated with the cash customers were recognized in 2022.

Selling, General and Administrative Expenses

For the nine months ended September 30, 2023, selling, general and administrative expenses were $4,037,581 compared to $3,313,336 for the same period in 2022.  This increase is a result of increased payroll related cost and an increase in sales and travel expenses.

Interest Income

For the nine months ended September 30, 2023, interest income was $251,479 compared to $82,897 for the same period in 2022. This increase was primarily due to the increase in interest earned in our cash and cash equivalent bank accounts.

Tax Provision

The income tax expense for the nine months ended September 30, 2023 was $297,000 as compared to $453,500, for the nine months ended September 30, 2022. The effective rate fluctuates significantly due to fluctuations in periodic net income, changes in state apportionment rates and availability of research and development and foreign tax credits.

Net Income

Income before taxes for the nine months ended September 30, 2023 was $1,376,239 compared to income before taxes for the nine months ended September 30, 2022 of $1,763,142.  Net income for the nine months ended September 30, 2023 was $ 1,079,239 compared to net income of $ 1,309,642 for the nine months ended September 30, 2022. The basic and diluted income per share was $ 0.24 and $0.23, respectively, compared to basic and diluted income per share of $ 0.29 for the nine months ended September 30, 2023 and 2022, respectively.

Backlog

The Company’s backlog generally consists of incomplete system installations and expansion of offerings for currently installed and supported systems.

The Company had five projects in its backlog at September 30, 2023. The Company had eleven projects in its backlog as of September 30, 2022.  As of the filing date of this report, the Company has signed two additional new contracts.

The Company is currently serving gaming establishments in sixteen U.S. states, as well as countries in Central and South America, the Caribbean and Australia. The Company aims to pursue further opportunities and strategic partnerships.

Liquidity and Capital Resources

Management believes that the Company has adequate cash to meet its obligations and continue operations for both existing customer contracts and ongoing product development for at least the next 12 months from the date of this filing.  The Company has a $500,000 line of credit.  As of September 30, 2023, there were no borrowings outstanding under the line of credit.  The Company’s primary sources of liquidity are cash and cash equivalents, receivables and future cash generated from operations.  As of September 30, 2023, the Company had total cash and cash equivalents of $4,412,980.  Management is not aware of any trends or any known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

Net cash equivalents used by operations for the nine months ended September 30, 2023 was $(259,189) compared to $(271,955) for the nine month period ending September 30, 2022. This decrease was a result of a number of factors including a decrease in accounts receivable and customer deposits, offset partially by an increase in inventory and prepaid expenses.

For the nine months ended September 30, 2023 net cash used in investing activities was $25,109, a result of capital expenditures in connection with outfitting the new Nevada office.

For the nine months ended September 30, 2023 net cash used in financing activities was $89,645, which was the primarily the payment of cash dividends.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of September 30, 2023.

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

As of September 30, 2023, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were not effective because of the identification of a material weakness in its design of controls over accounting and reporting of significant, non-recurring events, and complex transactions for the year ended December 31, 2022. Remediation efforts have already been implemented which primarily consists of engaging an accounting expert to assist with the accounting for significant, non-recurring events and complex transactions. We will consider this material weakness to be fully remediated once the applicable controls operate for a sufficient period of time and our management has concluded, through testing, that these controls are operating effectively, which management expects to be completed by December 31, 2023.

Changes in Internal Control over Financial Reporting

Except for the matters described above, there were no other changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, the reader should carefully review the risks discussed in our Annual Report on Form 10-K filed with the SEC on March 27, 2023 relating to our year ended December 31, 2022 before making an investment decision.  The risk factors summarized in our Annual Report on Form 10-K for the year ended December 31, 2022 do not include all of the risks that we face, and there may be additional risks or uncertainties that are currently unknown or not believed to be material that occur or become material. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Dated: November 13, 2023	Table Trac, Inc.
(Registrant)

	By:	/s/ Chad Hoehne
Chad Hoehne Chief Executive Officer (principal executive officer)

By:	/s/ Randy Gilbert
Randy Gilbert Chief Financial Officer (principal financial and accounting officer)