Form 10-K
period 2023-12-31
TABLE TRAC INC
filed 2024-03-29
CIK 1090396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2023 was approximately $14.7 million based on the average bid and asking price of the registrant’s common stock on that date ($4.35 per share). As of March 29 2024, the registrant had outstanding 4,634,865 shares of common stock, $.001 par value per share.

DOCUMENTS INCORPORATED IN PART BY REFERENCE

Part III incorporates by reference certain information from the Registrant’s definitive proxy statement (the “Proxy Statement”) for the 2024 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2023.

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

TABLE TRAC INSTALLATIONS

Table Trac currently has casino management systems, table games management systems, DataTrac, KioskTrac and ancillary products installed with on-going support and maintenance contracts with 115 casino operators in over 300 casinos worldwide in the U.S., Australia, Caribbean, Central and South America.

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

In June of 2021, the Company was granted a Patent (U.S. patent #11,024,116) on its May 2020 application 16/884731 “DYNAMIC AUTOMATED SOCIAL DISTANCING ON ELECTRONIC GAMING MACHINES”.  In addition, the Company renewed its Trademark claim for “Table Trac” which was granted July 31, 2018 Reg. No. 5,529,779 and made a new Trademark claim on its “CasinoTrac” brand.

HUMAN CAPITAL

As of December 31, 2023, the Company had 37 full-time equivalents with an employee headcount of 37.

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

RECENT DEVELOPMENTS

The Company signed thirteen new customer contracts in 2023 and expanded the Company’s presence in Alabama, California, Oklahoma, Nevada, Texas, West Virginia, Wisconsin, Costa Rica, Panama and Australia. At the end of 2023, the Company had casino management systems, table games management systems and ancillary products installed with on-going support and maintenance contracts with 115 casino operators in over 300 casinos worldwide.

At the Company’s annual shareholder meeting in May 2023, the Company’s shareholders re-elected Thomas Mertens and William Martinez as its independent board members; along with one of the Company’s current officers, Chad Hoehne, Table Trac’s, President, Chief Technical Officer and its Chief Executive Officer. The board elected Mr. Hoehne as Chairman of the Board, while Mr. Mertens was elected to serve as chairman of the audit and compensation committees. Mr. Martinez was elected to serve as chairman of the compliance committee.

During 2023, the Company participated in several key industry trade shows and conferences, including, the Indian Gaming Association Trade Show and Conference, the Oklahoma Indian Gaming Association Trade Show and Conference, and Global Gaming Expo (G2E), the industry’s premier event. The Company holds licenses for the following states: California, Iowa, Louisiana, Maryland, Minnesota, Mississippi, Nevada, West Virginia and Wisconsin which will allow the Company to pursue sales in these territories.

In February 2020, the Company obtained a $500,000 line of credit with a lender.  The Company has renewed this line of credit through February 2025.

Item 1A. Risk Factors.

Risk Factors Relating to Our Business

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

Unfavorable economic, social and political conditions, public health crises and other events beyond our control may have a negative effect on our business, results of operations and financial conditions.

If fewer players visit our customers’ facilities or, if such players have less disposable income to spend at our customers’ facilities or if our customers are unable to make timely payments to us or to devote resources to purchasing and leasing our products are/or forced to close their facilities, there could be an adverse effect on our business, results of operations and financial conditions. Such risks that may affect our customers and suppliers and consumers behavior include, but are not limited to:

●

adverse economic and market conditions in gaming markets, including recession, inflation, economic slowdown, high rates of unemployment, higher interest rates, higher airfares, higher energy and gasoline prices and rising food and healthcare costs;

●	global geopolitical events such as terrorist attacks and other acts of war or hostility, including the war in Ukraine;

●	global health concerns, including pandemics, epidemics, or outbreaks of infectious or contagious diseases such as COVID-19;

●	natural disasters such as major fires, floods, hurricanes and earthquakes; and

●	inability of our customers to operate due to regulatory disputes, or inability to meet their debt obligations.

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

The opening of new casinos, expansion of existing casinos and replacement of existing gaming management systems in existing casinos fluctuate with demand, economic conditions, regulatory approvals and the availability of financing and have been negatively affected by the recent COVID-19 pandemic.  While the negative effects of the COVID-19 pandemic have abated, there is still potential for negative effects of future pandemics or contagious disease outbreaks.  In addition, the expansion of gaming into new jurisdictions can be a protracted process, usually requiring a public referendum and/or legislative action before establishing or expanding gaming. Any of these factors could delay, restrict or prohibit the expansion of our business and negatively impact our results of operations, cash flows and financial condition.

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

Any disruption in our software and related information technology systems due to a cyber incident could adversely affect our business, operating results and financial conditions.

We rely on our software and related information technology systems to operate our business. We are also exposed to the risk of cyber incidents in the ordinary course of business, to date, we have not experienced a cyber breach or incident. Cyber incidents may be deliberate attacks for the theft of intellectual property or other sensitive information or may be the result of unintentional actions or events. We have information technology security initiatives and recovery plans in place to mitigate our risk to these vulnerabilities, but these measures may not be adequate, or implemented properly, or executed timely to ensure that our operations are not disrupted. Cyber-attacks are becoming increasingly more difficult to anticipate, prevent and detect due to their rapidly evolving nature and, as a result, the technology we use to protect our systems from being breached or compromised could become outdated due to advances in computer capabilities or other technological developments. Potential risks associated with a material cyber incident include loss of intellectual property, impairment of our ability to conduct our operations, disruption of our customers’ operations, damage to our reputation and our relationships with existing or potential customers, litigation, significant fines, penalties and liability, and increased cyber security protection and remediation costs. Such consequences could adversely affect our business, results of operations or financial condition.

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

The payment and amount of future dividends is subject to Board of Director discretion and to various risks and uncertainties.

The payment and amount of future quarterly dividends is within the discretion of the Board of Directors and will depend on factors the Board deems relevant at each time it considers declaring a dividend. These factors include, but are not limited to: available cash; management’s expectations regarding future performance and free cash flow; alternative uses of cash to fund capital expenditures; and the effect of various risks and uncertainties described in this “Risk Factors” section.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cyber Security.

Risk Management and Strategy

As of December 31, 2023, cybersecurity and data protection policies and procedures have been implemented. Risks from cybersecurity threats are regularly evaluated as a part of our broader risk management activities and as a fundamental component of our internal control system. Our employees receive awareness notices and are informed about new email threats and recent phishing attempts and email frauds. We have capable employees with significant expertise in cybersecurity related to our industry. We evaluate, create and deploy advanced technologies for continuous cybersecurity monitoring across our information technology environment which are designed to prevent, detect, and minimize cybersecurity attacks, as well as alert management of such attacks.

Our Information Technology General Controls are firmly established based on recognized industry standards and cover areas such as risk management, data backup, and disaster recovery.

To date, we are not aware of any cybersecurity threats or incidents that have materially affected or are reasonably likely to materially affect our business, results of operations or financial condition.  For additional information about our cybersecurity risks, see “Any disruption in our software and related information technology systems due to a cyber incident could adversely affect our business, operating results and financial condition” under the heading “Risk Factors Relating To Our Business” in Item 1A. of this Annual Report.

Governance

The Board of Directors has oversight of the cyber security risk management and strategy.  The senior leadership, including our Chief Executive Officer and Chief Financial Officer, regularly meets with and provides periodic briefings to our Board of Directors regarding our cybersecurity risks and activities, including any recent cybersecurity incidents and related responses, cybersecurity systems testing, activities of third parties, and the like. Our Chief Executive Officer and Chief Financial Officer are responsible for implementing and maintaining our cybersecurity risk assessment and management processes.

Item 2. Properties.

The Company has a lease on corporate office space in Minnetonka, Minnesota which expires on June 30, 2025, and includes over 4,400 square feet of office and warehouse space. The monthly rent payment is approximately $4,200 with periodic escalators to approximately $4,340 per month, excluding operating expenses.

Additionally, the Company has leases two additional offices space.  One location is in Oklahoma City, Oklahoma which expires on August 31, 2025. The monthly rent payment is approximately $1,200 excluding operating expenses.  The other is in Las Vegas, Nevada which expires on August 31, 2026.  The monthly rent payment is approximately $4,500 with periodic escalators to approximately $5,000 per month, excluding operating expenses.

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

Holders: As of March 29, 2024, the Company had outstanding 4,634,865 shares of common stock held by approximately 550 holders of record.

Dividends:  Dividends totaling $0.03 were declared and paid in 2023.  A $0.02 dividend was declared and paid in 2022.  The Company may continue to pay dividends in the future.

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

The Company had three projects in its backlog as of December 31, 2023.  The Company had six projects in its backlog at December 31, 2022.  As of the filing date of this report, the Company has signed one new contract with a customer in 2024.

The Company is currently serving gaming establishments in seventeen states in the U.S., as well as countries in Central and South America, the Caribbean and Australia. The Company aims to pursue further opportunities and strategic partnerships.

LIQUIDITY AND CAPITAL RESOURCES

Management believes that the Company has adequate cash to meet its obligations and continue operations for both existing customer contracts and ongoing product development for at least the next twelve months from the date of this filing.  The Company’s primary sources of liquidity are cash, receivables, and future cash generated from operations.

In addition, the Company has a $500,000 line of credit with a lender. As of December 31, 2023, no amount was outstanding. The line of credit expires on February 1, 2025.

The Company’s cash position at December 31, 2023 was $3,489,771, a decrease of $1,297,152 from $4,786,923 at December 31, 2022.  This decrease was primarily the result of the Company investing in a certificate of deposit.

Net cash flows provided in operating activities during the year ended December 31, 2023 was $394,940 compared to net cash used by operating activities of $63,878 for the same period in 2022. This increase of $458,818 was primarily due to a decrease in accounts receivable and a decrease in customer deposits.

Net cash used in investing activities was $1,556,113 during the year ended December 31, 2023, compared to $0 for the same period in 2022. This increase was a result of the Company investing in a certificate of deposit and the capital expenditures related to the opening of the Las Vegas office.

For the year ending December 31, 2023 net cash used in financing activities was $135,979, which was primarily the payment of dividends.  For the year ended December 31, 2022 net cash used was $95,112.

On December 31, 2023, total stockholders’ equity was $9,899,565 compared to $8,275,692 in 2022, an increase of $1,623,873 or 19.6%, which was primarily due to 2023 net income.

The Company did not have any off-balance sheet arrangements as of December 31, 2023.

RESULTS OF OPERATIONS, YEAR ENDED December 31, 2023 COMPARED TO YEAR ENDED December 31, 2022

The most significant events that affected the 2023 results of operations were the Company’s installation of seventeen casino management systems, expanded one existing customer and our exclusive supplier installed our system in multiple new locations in Australia.

Revenue

See Note 1: Revenue, disaggregated revenues by major product line table

Total revenues decreased $1,569,733, a 14.2% decrease, primarily due to a decrease in system sales. System sales decreased $2,915,129, a 47% decrease, due to a decrease in the number and size of site installations in 2023 compared to 2022. Maintenance revenue increased $1,477,491, a 42% increase, due to the increase in in our customer base from 2022 to 2023 and the addition of maintenance coverage by one of our larger customers. Service and other revenue, which includes DataTrac, promotional kiosk software sales and licensing agreements increased $96,790, or 9%, as a result of an increase in DataTrac services and promotional kiosk products being sold.

During 2023, the Company delivered a total of thirteen systems and expanded one system in the United States.  Our exclusive supplier installed our system in multiple new locations in Australia.  During 2022, the Company delivered seventeen systems.  As of December 31, 2023 and 2022, approximately $2,392,560 and $2,781,800 for systems installed under contract have not been recorded as revenue or included in accounts receivable based on the collectability assessment performed by the Company.

Cost of Sales and Gross Profit

Cost of sales decreased 40.7% to $2,436,449 in 2023 from $4,106,303 in 2022. The decrease of $1,669,854 was primarily due to a decrease in volume and size of installations during 2023. The following table summarizes our cost of sales:

	Years ended December 31,
	2023	2022	2023	2022
			(percent of revenues)	(percent of revenues)
System	$820,936	$2,756,651	8.7%	24.9%
Maintenance	929,177	686,337	9.8%	6.2%
Lease	0	46,533	0.0%	0.4%
Service and other	686,336	616,782	7.2%	5.6%
Total cost of sales	$2,436,449	$4,106,303	25.7%	37.1%
Gross profit	$7,050,404	$6,950,284	74.3%	62.9%

The gross profit in 2023 totaled $7,050,404 or 74% of sales compared with $6,950,284 or 63% of sales in 2022.  This increase of gross profit is a result of the Company recognizing all revenue for installations during the year in addition to recognizing only the revenue on a cash basis on two sales from 2022, for which revenue recognition collectability criterion was not met.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 9% to $5,374,687 in 2023 from $4,930,333 in 2022. This increase of $444,354 was primarily due to an increase in the Company's sales and marketing efforts, an increase in sales commissions and an increase in gross wages.

Other Income

Other income was comprised of an award from a class action settlement totaling $4,282 in 2023 compared to $7,525 in 2022.

Interest Income

Interest income increased to $330,005 in 2023, compared to $145,891 in 2022, primarily due to the increase of interest income from our investments in money market instruments.

Income Tax Expense

The income tax expense was $397,000 in 2023, for an effective rate of 20.1%, compared to income tax expense of $552,000 for an effective rate of 25.4% in 2022. The change in the effective rate is primarily due to changes in non-taxable income, non-deductible expenses and generation/utilization of tax credits.

Net Income

The net income for 2023 was $ 1,613,005 compared to net income of $ 1,624,453 for 2022, which is a decrease of $15,497.

The basic and diluted earnings per share in 2023 were $ 0.35 and $ 0.35, respectively, compared to basic and diluted earnings per share of $ 0.36 and $ 0.35 in 2022, respectively.

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

Management’s assessment of collectability at both contract inception and on an ongoing basis resulted in the determination that some of our contracts did not meet the criterion for collectability.  The balance of these contracts are not included as part of accounts receivable on the balance sheet.  Accordingly, for these contracts whereby the collectability criterion has not been met, revenue will be recognized as payments are received.  During the years ended December 31, 2023 and 2022, the Company has accessed that approximately $2,392,560 and $2,781,800 for these systems did not meet the revenue recognition collectability criterion.   Management considered the following facts and circumstances in its determination: these installations are subject to different regulators than our current customer base; Payments have not been received for items invoiced; one customer has a large debtor in a senior position to Table Trac. Both contracts will continue to be recognized on a cash basis subject to ongoing collectability assessment. A change in the collectability assessment in a future period may allow the Company to recognize revenue prior to collecting cash.

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

See also Note 1.

Accounts Receivable / Allowance for Credit Losses

Accounts receivable are initially recorded at the invoiced amount and carried on the balance sheet at net realizable value as of each balance sheet date.  The company offers customers extended payment terms for periods of 6 to 72 months and as amounts under these long-term accounts receivable become due within one year, they are reclassified to the current portion of accounts receivable.  For receivables related to contracts that contain an interest rate, interest is recorded upon receipt to interest income on the statements of operations. An allowance for credit losses is recorded when the Company believes the amounts may not be collected. Management believes that receivables, net of the allowance for credit losses, are fully collectible. Accounts receivable are written off when management determines collection is no longer likely. While the ultimate result may differ, management believes that any write-off not allowed for will not have a material impact on the Company’s financial position.

Inventory

Inventory, consisting of finished goods, is stated at the lower of cost or net realizable value. The average cost method is used to value inventory. Inventory is reviewed annually for the lower of cost or net realizable value and obsolescence. Any material cost found to be above market value or considered obsolete is written down accordingly. The Company had $8,768 and $2,273 of obsolescence reserves at December 31, 2023 and 2022, respectively.

Income Taxes

Income taxes are provided for using the asset and liability method of accounting. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Table Trac, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Table Trac, Inc. (the Company) as of December 31, 2023 and 2022, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the financial statements).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which it relates.

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

Minneapolis, Minnesota

March 29, 2024

PCAOB ID:542

TABLE TRAC, INC.

BALANCE SHEETS

	December 31,	December 31,
	2023	2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,489,771	$4,786,923
Short-term investments	1,502,805	0
Accounts receivable, net	2,109,193	1,868,488
Inventory, net	2,904,158	1,560,175
Prepaid expenses	364,886	417,254
Net investment in sales type leases - current	64,310	59,173
Income tax receivable	0	124,198
TOTAL CURRENT ASSETS	10,435,123	8,816,211

LONG-TERM ASSETS
Accounts receivable - long-term	891,351	1,523,793
Property and equipment, net	38,357	0
Net investment in sales type leases - long term	113,621	176,444
Software development cost	16,691	0
Operating lease right-of-use assets	243,171	157,802
TOTAL LONG-TERM ASSETS	1,303,191	1,858,039
TOTAL ASSETS	$11,738,314	$10,674,250

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$305,664	$417,853
Payroll liabilities	0	10,665
Customer deposits	785,805	1,485,622
Current portion of operating lease liabilities	114,294	55,942
Income tax payable	165,226	0
TOTAL CURRENT LIABILITIES	1,370,989	1,970,082

LONG-TERM LIABILITIES
Operating lease liabilities	126,760	97,476
Deferred tax liability	341,000	331,000
TOTAL LIABILITIES	1,838,749	2,398,558

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 25,000,000 shares authorized: 4,756,734 and 4,756,734 shares issued; and 4,634,865 and 4,621,988 shares outstanding at December 31, 2023 and December 31, 2022, respectively.	4,635	4,622
Additional paid-in capital	2,346,483	2,207,030
Retained earnings	7,771,655	6,297,639
	10,122,773	8,509,291
Treasury stock, 121,869 and 134,746 shares (at cost) at December 31, 2023 and December 31, 2022, respectively.	(223,208)	(233,599)
TOTAL STOCKHOLDERS’ EQUITY	9,899,565	8,275,692

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,738,314	$10,674,250

The accompanying notes are an integral part of these financial statements.

TABLE TRAC, INC.

STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2023	2022

Revenues	$9,486,853	$11,056,587
Cost of sales	2,436,449	4,106,303
Gross profit	7,050,404	6,950,284
Operating expenses:
Selling, general and administrative	5,374,687	4,930,333
Income from operations	1,675,717	2,019,951
Other income	4,283	10,611
Interest income	330,005	145,891
Income before taxes	2,010,005	2,176,453
Income tax expense	397,000	552,000
Net income	$1,613,005	$1,624,453
Net income per share - basic	$0.35	$0.36
Net income per share - diluted	$0.35	$0.35
Weighted-average shares outstanding - basic	4,553,080	4,522,536
Weighted-average shares outstanding - diluted	4,619,046	4,583,115

The accompanying notes are an integral part of these financial statements.

TABLE TRAC, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock Outstanding		Additional
	Number of	Par	Paid-in	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total
BALANCE, December 31, 2021	4,521,988	$4,522	$1,988,137	$4,768,298	$(233,599)	$6,527,358
Stock compensation expense	100,000	100	218,893	0	0	218,993
Cash dividend	0	0	0	(95,112)	0	(95,112)
Net income	0	0	0	1,624,453	0	1,624,453
BALANCE, December 31, 2022	4,621,988	$4,622	$2,207,030	$6,297,639	$(233,599)	$8,275,692
Stock compensation expense	0	0	139,226	0	0	139,226
Cash dividend	0	0	0	(138,989)	0	(138,989)
Exercise of employee stock options	1,000	1	2,019	0	990	3,010
Stock issued to employees from treasury	10,000	10	(7,552)		7,542	0
Stock issued for service from treasury	1,877	2	5,760	0	1,859	7,621
Net income	0	0	0	1,613,005	0	1,613,005
BALANCE, December 31, 2023	4,634,865	$4,635	$2,346,483	$7,771,655	$(223,208)	$9,899,565

The accompanying notes are an integral part of these financial statements.

TABLE TRAC, INC.

STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2023	2022
OPERATING ACTIVITIES
Net income	$1,613,005	$1,624,453
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,065	7,879
Deferred income taxes	10,000	340,000
Provision for credit losses	46,934	87,627
Stock issued for services to non-employee	7,621	0
Stock compensation expense	139,226	218,993
Accrued interest on short-term investment	(2,805)
Changes in operating assets and liabilities:
Accounts receivable	344,803	(2,173,710)
Inventory	(1,343,983)	22,183
Prepaid expenses	52,368	382,270
Net investment in sales type leases	57,686	(58,911)
Accounts payable, accrued expenses and other	(109,922)	153,641
Payroll liabilities	(10,665)	(15,705)
Customer deposits	(699,817)	(90,378)
Income tax receivable and payable	289,424	(562,220)
Net cash provided by (used) in operating activities	394,940	(63,878)
INVESTING ACTIVITIES
Capital expenditures	(39,422)	0
Purchase of short-term investment	(1,500,000)
Capitalized software development costs	(16,691)	0
Net cash used in investing activities	(1,556,113)	0
FINANCING ACTIVITIES
Proceeds from employee stock options	3,010	0
Payment of dividends	(138,989)	(95,112)
Net cash used in financing activities	(135,979)	(95,112)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,297,152)	(158,990)

CASH AND CASH EQUIVALENTS
Beginning of year	4,786,923	4,945,913
End of year	$3,489,771	$4,786,923

Non-cash investing and financing activities:
Treasury stock cost related to compensation	$10,391	$0

The accompanying notes are an integral part of these financial statements.

TABLE TRAC INC.

Notes to Financial Statements

December 31, 2023 and 2022

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company

Table Trac was formed under the laws of the State of Nevada in June 1995. The Company has offices in Minnetonka, Minnesota, Las Vegas, Nevada and Oklahoma City, Oklahoma. The Company has developed and sells an information and management system that automates and monitors various aspects of the operations of casinos.

The Company provides system sales and technical support to casinos. System sales include installation, custom casino system configuration and training. In addition, license and technical support are provided under an annual license and service contract.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company’s use of estimates and assumptions include: for revenue recognition, determining collectability, the nature and timing of satisfaction of performance obligations, and determining the standalone selling price (SSP) of performance obligations, realizability of accounts receivable, and the valuation of allowance for credit losses, the valuation of deferred tax assets and liabilities and inventory valuation. Actual results could differ from those estimates and the difference could be significant.

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

Major Customers

The following table summarizes major customers' information for the years ended December 31, 2023 and 2022:

	For the Years ended December 31,
	2023		2022
	% Revenues	% AR	% Revenues	% AR
Major	19.2%	0.0%	31.7%	33.7%
All Others	80.8%	100.0%	68.3%	66.3%
Total	100.0%	100.0%	100.0%	100.0%

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

The Company offers qualified customers a licensing agreement. Licensing revenue is recognized after the intellectual property (CMS system), the performance obligation, is delivered and in its operational and functional state. The SSP selling price for licensing revenue is established based upon actual selling prices for the license.

The following table summarizes disaggregated revenues by major product line for the years ended December 31, 2023 and 2022, respectively:

	Years ended December 31,
	2023	2022	2023	2022
			(percent of revenues)
System revenue	$3,330,158	$6,245,287	35.1%	56.6%
Maintenance revenue	4,985,415	3,507,924	52.6%	31.7%
Lease revenue	0	228,886	0.0%	2.1%
Service and other revenue	1,171,280	1,074,490	12.3%	9.6%
Total revenues	$9,486,853	$11,056,587	100.0%	100.0%

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

We recognize a contract asset when our performance under a contract precedes our receipt of consideration from a customer, or before payment is due, and our receipt of consideration is conditional upon factors other than the passage of time. A contract asset is recognized when we have an unconditional right to payment for our performance. Our contract asset consists of our in-process installations, for which we have an enforceable right to collect consideration (including a reasonable profit) in the event the services are cancelled by customers.  As of  December 31, 2023 and 2022, we recorded a contract asset of approximately $0 and $34,800 respectively as a component of accounts receivable.

As of January 1, 2022, the balance of accounts receivable, net and customer deposits were $1,306,198 and $1,576,000, respectively.

The collectability assessment requires the company to use judgement and consider all relevant facts and circumstances. Management exercises judgment in its assessment of collectability of customer funds by considering payment history, current credit status, and available information about the financial condition of the customer, among other factors.  As of  December 31, 2023 and 2022, approximately $2,392,560 and $2,781,800 for systems installed under contract have not been recorded as revenue or included in accounts receivable based on the collectability assessment performed by the Company.  In accordance with this assessment, the contracts will be assessed in subsequent quarters at which time they  may be deemed collectable and the outstanding remaining system revenue will be recognized accordingly.

The collectability assessment requires the company to use judgement and consider all relevant facts and circumstances.

We evaluate the interest rates in customer contracts with extended payment terms, representing a significant financing component. These rates range from approximately 1% to 8% and we believe those to be appropriate market interest rates for the financing component.

Geographic Concentrations

The Company sells its technologies and services to casinos in the United States, Australia, Japan, the Caribbean and countries in both Central and South America. For 2023 and 2022, 91.1% and 95% of the Company’s revenues were from the United States all other locations were less than 10%.

As of December 31, 2023 and 2022, 88.4% and 92% of the Company’s accounts receivable were from the United States, all other locations were less than 10%.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, certificate of deposit, accounts receivable, accounts payable and accrued expenses. Fair value estimates are at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and matters of significant judgment and therefore cannot be determined with precision. The Company considers the carrying values of its financial instruments to approximate fair value due to their short-term nature.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Short-term Investments

The Company currently has one certificate of deposit being held at a bank which has a term of seven months with an interest rate of 5.25%.  Certificates of deposit held for investment with an original maturity greater than three months are carried at cost plus accrued interest and reported as short-term investments on the balance sheet.  At times, certain certificates may exceed amounts insured by the FDIC. The Company determines the appropriate classification as short-term or long-term at the time of purchase based on original maturities and management's reasonable expectation redemption. The Company reevaluates such classification at each balance sheet date.  The total short-term investment was $1,502,805 and $0 as of December 31, 2023 and 2022, respectively.

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

Inventory

Inventory, consisting of finished goods, is stated at the lower of cost or net realizable value. The average cost method is used to value inventory. Inventory is reviewed quarterly for the lower of cost or net realizable value and obsolescence. Any material cost found to be above net realizable value or considered obsolete is written down accordingly. The Company had $8,768 and $2,273 of obsolescence reserve at December 31, 2023 and 2022.  The total inventory value was $2,904,158 and $1,560,175 as of December 31, 2023 and 2022, respectively, which included work-in-process of $117,218 and $396,880 as of December 31, 2023 and 2022, respectively, and the remaining amount is comprised of finished goods. At  December 31, 2023 and 2022, the Company had $2,348 and $54,520 of prepaid inventory as a component of prepaid expenses, respectively.

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

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Based on its evaluation, the Company believes that it has no significant unrecognized tax positions. The Company’s evaluation was performed for the tax years ended December 31, 2020 through 2023, which are the tax years that remain subject to examination by major tax jurisdictions as of December 31, 2023. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to its financial results. In accordance with current guidance, the Company classifies interest and penalties as income tax expense as incurred.

Research and Development

Expenditures for research and product development costs, before technological feasibility is reached are expensed as incurred. Research and development expenses were $208,313 and $190,713 for the years ended December 31, 2023 and 2022, respectively, and are included in selling, general and administrative expenses on the statements of operations.

Software Development Costs

We expense software development costs, including cost to develop software products to be sold, licensed or marketed to external users, before technological feasibility is reached.  Technological feasibility is typically reached shortly before the release of such products.  As a result, approximately $17,000 and $0 of development costs met these criteria and was capitalized as of  December 31, 2023 and 2022, respectively.  These cost will be amortized equally over the next five years begining in 2024.

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

Basic and Diluted Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average shares outstanding during the reporting period. Diluted earnings per share is computed similar to basic earnings per share except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options and restricted stock shares subject to vesting. The number of additional shares is calculated by assuming that outstanding stock options were exercised and that the proceeds from the exercise were used to acquire shares of common stock at the average market price during the reporting period. Restricted stock shares are included in basic shares as of the beginning of the period in which the vesting conditions are satisfied. (See Note 10).

Recently Issued Accounting Pronouncements

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

NOTE 2. ACCOUNTS RECEIVABLE

	December 31,	December 31,
	2023	2022

Accounts receivable - current	$2,177,813	$1,930,488
Less allowance for credit losses	(68,620)	(62,000)
Accounts receivable current - net	$2,109,193	$1,868,488

Accounts receivable - long-term	$891,351	$1,523,793

A roll-forward of the Company’s allowance for credit losses for the years ended is as follows:

	December 31,	December 31,
	2023	2022

Allowance for credit losses, beginning of year	$62,000	$61,376
Additions	46,934	87,627
Write-off	(40,314)	(87,003)
Accounts receivable allowance for credit losses, end of year	68,620	62,000

NOTE 3. NET INVESTMENT IN SALES TYPE LEASE

In  January 2021, the Company entered into a five year lease with a customer for hardware which had an implied interest rate of 6%.

At inception, the Company recorded a total $210,782 in "Net investment in sales type leases" and derecognized $139,521 from “Inventory" on its balance sheet. The Company recognized $41,797 and $39,369 in profit from sales type leases in its statements of operations for the years ended  December 31, 2023 and 2022, respectively, as a result of the transaction. For the years ended December 31, 2023 and 2022, the Company recognized $7,103 and $9,531, respectively, of interest income in the Company's statements of operations.

In December 2022, the Company entered into a five year lease with a customer for hardware which had an implied interest rate of 6%.

At inception, the Company recorded a total $98,279 in "Net investment in sales type leases" and derecognized $46,533 from “Inventory" on its balance sheet. The Company recognized $15,588 and $51,746 in profit from sales type leases in its statements of operations for the years ended  December 31, 2023 and 2022, respectively, as a result of the transaction. For the years ended December 31, 2023 and 2022, the Company recognized $5,012 and $11,673, respectively. of interest income in the Company's statements of operations.

The future minimum lease payments receivable for sales type leases are as follows:

Amount
2024	71,700
2025	71,700
2026	26,875
2027	22,800
Total undiscounted cash flows	193,075
Present value discount	15,144
Net investment in lease as of December 31, 2023	$177,931

The current portion of $64,310 is included in Current Assets on the balance sheet as of  December 31, 2023, and the long term portion of $113,621 is included in Long-Term Assets on the balance sheet as of December 31, 2023.  The lease contains a purchase option at the conclusion of the lease, which the Company has determined does not meet the probability criterion.  The Company has not recorded an unguaranteed residual asset.

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

	December 31,	December 31,
	2023	2022
Office equipment	$136,266	$139,338
Vehicles	196,465	211,465
Total	332,731	350,803
Less: accumulated depreciation	(294,374)	(350,803)
Property and equipment, net	$38,357	$0

Depreciation expense totaled $1,065 and $7,879 for the years ended December 31, 2023 and 2022, respectively.

NOTE 5. INTANGIBLE ASSETS

During the fourth quarter of 2023 the Company determined that approximately $17,000 of development cost were deemed technologically feasible and have been capitalized.  All of these development cost will be classified as software development cost and will have a useful life of five years.  As of December 31, 2023 none of these costs have been amortized. Beginning in fiscal year 2024 approximately $850 will be amortized quarterly.  There were no projects for the year ending December 31, 2022 that were deemed technologically feasible.

NOTE 6. DEBT

In February 2020, the Company obtained a general credit and security agreement with a lender, which provides a revolving credit line of up to $500,000 and expires on February 1, 2024, which was subsequently extended through February 1, 2025. The line of credit is collateralized by all receivables, inventory, equipment, and general intangibles of the Company. The Company had no borrowings under the credit line during the year ending December 31, 2023 and 2022. Interest on outstanding borrowings is payable monthly and charged at the Prime Rate, subject to a floor of 3.75%, at December 31, 2023.

NOTE 7. OPERATING LEASES

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

Our leases do not provide an implicit rate and therefore; we use our incremental borrowing rate in determining the present value of the lease payments.  The weighted average discount rate was approximately 5% as of December 31, 2023 and 2022.

ROU assets obtained in exchange for new lease liabilities was $160,915 and $39,648 for the years ended December 31, 2023 and 2022, respectively.

The cost components of our operating leases were non-variable lease expense of $85,228 and $63,100 for the years ended December 31, 2023 and 2022, respectively, along with $33,555 and $30,972 of variable lease expense for the years ended December 31, 2023 and 2022, respectively.  Cash paid for the operating leases was approximately $87,000 and $64,000 for the year ended December 31, 2023 and 2022, respectively

Maturities of our lease liabilities for all operating leases are as follows as of December 31, 2023:

Leased Facilities
2024	121,351
2025	95,030
2026	40,496
Total Lease Payments	256,877
Less: Interest	15,823
Present value of lease liabilities	$241,054

The weighted average remaining lease terms equals 2.16 and 2.62 for the years ended December 31, 2023 and 2022, respectively.

NOTE 8. STOCKHOLDERS’ EQUITY

Common Stock

As of December 31, 2023, and 2022, the Company holds 121,869 and 134,746 common stock shares in treasury at a total cost of $223,208 and $233,599, respectively, for future employee and professional service provider’s issuances under the bonus program which was part of both 2018 and 2014 repurchase of shares.

Stock Based Compensation

On January 8, 2018, the Board of Directors of Table Trac, Inc. appointed Randy Gilbert as the Company’s Chief Financial Officer and awarded him 50,000 Restricted Stock shares. These shares are subject to a four year vesting schedule as follows: 20,000 shares in year one and 10,000 shares in each subsequent year. Grant date fair value of $117,500 was recognized over the vesting period as stock compensation expense as a component of selling, general and administration expense.

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

On May 14, 2021, the Board of Directors of Table Trac, Inc. awarded 70,000 stock options as follows:  20,000 to Chad Hoehne; 20,000 to Robert Siqveland and 30,000 to Randy Gilbert. These shares are subject to a vesting schedule as follows: 25% immediately upon grant and 25% in each subsequent year. Grant date fair value of $128,726 will be recognized over the vesting period as stock compensation expense as a component of selling, general and administration expense.

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

On December 15, 2022, Robert Siqveland agreed to and accepted a separation agreement from the Company. Included in this agreement were terms which immediately vested the remaining unvested 12,500 Restricted Stock shares from the March 25, 2022 grant and the unvested stock options to purchase 20,000 shares that were awarded to him on May 14, 2021.  In addition, this agreement modified the exercise period of the stock options which now expire on March 31, 2024.  This was determined to be a modification under ASC 718 and the incremental compensation costs of $39,000 and $37,000, respectively, for the restricted stock and options were recognized immediately in 2022 as a component of SG&A.  Lastly, Mr. Siqveland will receive twelve months of severance in two payments.  $100,500 on April 15, 2023 and $33,500 on January 15, 2024.  An accrual for these payments including the employer's payroll taxes totaling $141,500 was recorded and expensed as a component of SG&A as of December 31, 2022.

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

On  September 30 2023, the Company awarded 1,877 Restricted Stock shares to a non-employee out of treasury stock. These shares are not subject to a vesting period.  Grant date fair value of $7,620 was recognized during 2023 as legal expense as a component of selling, general and administrative expense.

On December 19, 2023, management of Table Trac, Inc. awarded 19,500 stock options to be distributed to most of its current employees.  These options vested immediately. Grant date fair value of $38,331 was recognized during 2023 as stock compensation expense as a component of selling, general and administration expense.

The Company has approximately 78,000 shares of restricted stock outstanding as of December 31, 2023.  There were approximately 102,700 shares of restricted stock outstanding at December 31, 2022.

For the years ended  December 31, 2023 and 2022, the Company recorded compensation expense related to restricted stock granted of $77,909 and $112,079, respectively as a component of selling, general and administrative expenses.

For the years ended  December 31, 2023 and 2022, the Company recorded compensation expense related to stock options granted of $61,317 and $106,914, respectively as a component of selling, general and administrative expenses.

The fair value of the Company’s stock options issued during 2023 was estimated using a Black-Scholes option pricing model with the following weighted-average assumptions:

Expected volatility	83.1%
Expected life (years)	2.5
Risk-free interest rate	5.51%
Expected dividend yield	1.04%

The expected volatility was estimated based on the Company's calculated historical volatility.

1,000 and 0 options were exercised during the years ended  December 31, 2023 and 2022, respectively

The unvested stock compensation expense is expected to be recognized over a weighted average period of approximately three years. As of  December 31, 2023, the remaining unrecognized stock compensation expense for stock options and restricted stock was approximated $232,160 and $394,049, respectively.

The following table summarizes additional information about stock options outstanding and exercisable at December 31, 2023:

Options Outstanding				Options Exercisable
Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
119,750	4.81	$3.11	$109,340	107,250	$3.20	$91,840

The Company has 119,750 and 101,500 stock options outstanding as of December 31, 2023 and 2022, respectively.

The following table summarizes the activity of all stock options outstanding for the years ending  December 31, 2023 and 2022.

	2023		2022
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	101,500	$2.97	85,000	$2.52
Granted	19,750	3.85	16,500	5.29
Exercised	(1,000)	3.01	0	0
Forfeited	(500)	5.29	0	0
Balance at December 31:	119,750	$3.11	101,500	$2.97

Options Exercisable at December 31:	107,250	$3.20	76,500	$3.15

Dividends

The Company's common stock contains rights to participate in earnings, dividends, and voting.  In May, 2023 the Company declared a dividend of $0.01 per share, which was paid in June, 2023 and totaled $46,325. In August, 2023 the Company declared a dividend of $0.01 per share, which was paid in September, 2023 and totaled $46,330. In November, the Company declared a dividend of $0.01 per share, which was paid in December, 2023 and totaled $46,334. In November 2022, the Company declared a dividend of $0.02 per share, which was paid in December 2022 and totaled $95,112. Total dividends paid equaled $138,989 and $95,112 as of December 31, 2023 and 2022, respectively.  The Company may continue to pay dividends in the future.

NOTE 9. INCOME TAXES

The income tax provision consists of the following for the years ended December 31:

	2023	2022

Current tax expense	$387,000	$212,000
Deferred tax	10,000	340,000
Total income tax expense	$397,000	$552,000

The reconciliation between expected federal income tax rates and the Company’s effective federal tax rates is as follows for the years ended December 31:

	2023		2022
	Amount	Percent	Amount	Percent

Expected federal tax	$421,000	21.0%	$457,000	21.0%
Permanent differences	2,000	0.1%	2,000	0.1%
State income tax, net of federal tax benefit	37,000	1.9%	54,000	2.5%
Foreign tax credit	(4,000)	(0.2)%	8,000	0.4%
Research and Development tax credit	(52,000)	(2.6)%	(1,000)	0.0%
Other	(7,000)	(0.1)%	32,000	1.4%
Total	$397,000	20.1%	$552,000	25.4%

The following table summarizes the Company’s deferred tax assets and liabilities at December 31:

	2023	2022
Current deferred tax asset (liabilities):
Accounts payable and accrued expenses	$57,000	83,000
Accounts receivable, net	(727,000)	(851,000)
Inventory obsolescence	2,000	1,000
Prepaid expenses	(83,000)	(85,000)
Customer deposits	180,000	348,000
Net current deferred tax liability	(571,000)	(504,000)

Long-term deferred tax asset (liabilities):
NOL - State	4,000	4,000
Foreign tax credit	14,000	21,000
R&D tax credit	75,000	30,000
Book - Tax depreciation	(9,000)	0
Section 174 capitalization	73,000	36,000
Stock compensation	60,000	69,000
Investment impairment	13,000	13,000
Net long-term deferred tax asset	230,000	173,000
Net deferred tax liability	$(341,000)	$(331,000)

The company has various state net operating loss carryforwards of approximately $52,600 and other Federal and state tax credit carryforwards of approximately $110,900 that expire between 2026 and 2035 if not used.  An allowance for net operating loss carryforward is recorded when the Company believes the amount may not be collected or fully utilized.  Management believes the state net operating loss carryforward is fully collectible or will be fully utilized.

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

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share:

	For the Years Ended
	December 31,
	2023	2022
Basic and diluted earnings per share calculation:
Net income to common stockholders	$1,613,005	$1,624,453
Weighted average number of common shares outstanding - basic	4,553,080	4,522,536
Basic net income per share	$0.35	$0.36
Weighted average number of common shares outstanding - diluted	4,619,046	4,583,115
Diluted net income per share	$0.35	$0.35

For the years ended December 31, 2023 and 2022, there were common stock equivalents related to stock options and restricted stock that had a dilutive effect of 65,966 and 60,579 shares, respectively.

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

As of December 31, 2023, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934.

Based on the evaluation of our disclosure controls and procedures, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are not effective as of December 31, 2023, due to the material weaknesses assessed during 2022 of our internal control over financial reporting and that 2023 did not present enough instances to properly test our remediation plan, as further described below.  Notwithstanding, our President and Chief Executive Officer and our Chief Financial Officer believe the consolidated financial statements for the periods covered by and including this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows at and for the periods presented in conformity with U.S. GAAP.

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

As a result of this evaluation, management has concluded that, as of December 31, 2023, our internal control over financial reporting was not effective due to the material weaknesses in internal control over financial reporting described below and because management does not believe it has adequately retested its internal controls as of such date.

(c) REMEDIATION PLAN

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

During 2023, the Company designed and implemented a remediation plan for the identified material weakness, which includes engaging accounting experts to assist with the accounting for significant, non-recurring events and complex transactions, when needed. While management believes the designed and implemented remediation plan will be sufficient to remediate the risk of a misstatement related to accounting for significant, non-recuing events and complex transactions, the material weakness cannot be considered to be remedied in 2023 as there were not enough significant, non-recurring or complex transactions to test the effectiveness of the remediation plan.

The remediation actions are subject to ongoing senior management review, as well as Audit Committee oversight. The Company will not be able to conclude whether the steps taken will fully remediate the material weaknesses in internal controls over financial reporting until remediation efforts are completed, tested, and evaluated for effectiveness.

(d) CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

Except for the matters discussed above, there were no other changes in the Company’s internal control over financial reporting that occurred during our most recently completed fiscal quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

Item 9C.  Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Information required by this Item is incorporated by reference to the Proxy Statement to be filed in connection with the Company’s 2024 Annual Meeting of Stockholders.

Item 11. EXECUTIVE COMPENSATION.

The Information required by this Item is incorporated by reference to the Proxy Statement to be filed in connection with the Company’s 2024 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The Information required by this Item is incorporated by reference to the Proxy Statement to be filed in connection with the Company’s 2024 Annual Meeting of Stockholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The Information required by this Item is incorporated by reference to the Proxy Statement to be filed in connection with the Company’s 2024 Annual Meeting of Stockholders.

 Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Information required by this Item is incorporated by reference to the Proxy Statement to be filed in connection with the Company’s 2024 Annual Meeting of Stockholders.

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

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to the registrant’s annual report on Form 10-K filed on March 31, 2011).
3.4	Amendment No. 1 to Bylaws dated March 9, 2016 (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed on March 15, 2016).
4.1	Description of Table Trac, Inc. Common Stock (incorporated by reference to Exhibit 4.1 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2019).
10.1	Offer Letter by and between Table Trac Inc. and Randy W. Gilbert (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on January 12, 2018).
10.2	Table Trac, Inc. 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to registrant’s current report on Form 8-K filed on May 20, 2021
10.3	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to registrant’s quarterly report on Form 10-Q filed on August 12, 2021).
10.4	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.5 to registrant's annual report on Form 10-K for the fiscal year end December 31. 2022.
10.5	Letter Agreement between Table Trac Inc. and Robert Siqveland, dated December 15, 2022 (incorporated by reference to Exhibit 10.1 to registrant’s current report on Form 8-K filed on December 20, 2022
23.1	Consent of Boulay PLLP (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 2024

TABLE TRAC, INC.

/s/ Chad Hoehne
Chad Hoehne, Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 29th day of March, 2024.

/s/ Chad Hoehne
Chad Hoehne, Chief Executive Officer and Director
(principal executive officer)

/s/ Randy Gilbert
Randy Gilbert, Chief Financial Officer (principal financial and accounting officer)

/s/ William Martinez
William Martinez, Director

/s/ Thomas Mertens
Thomas Mertens, Director