Form 10-Q
period 2024-03-31
TABLE TRAC INC
filed 2024-05-10
CIK 1090396

FORM 10-Q

121

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024

or

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

As of May 10, 2024, the registrant had outstanding 4,654,365 shares of common stock, $.001 par value per share.

Table Trac, Inc.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TABLE TRAC, INC.

TABLE TRAC, INC.

CONDENSED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2024	2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,496,840	$3,489,771
Short-term investments	1,522,654	1,502,805
Accounts receivable, net	1,350,301	2,109,193
Inventory, net	2,836,837	2,904,158
Prepaid expenses	547,475	364,886
Net investment in sales type leases - current	65,280	64,310
TOTAL CURRENT ASSETS	10,819,387	10,435,123

LONG-TERM ASSETS
Accounts receivable - long-term	681,480	891,351
Property and equipment, net	54,652	38,357
Net investment in sales type leases - long term	97,319	113,621
Software development cost	15,857	16,691
Operating lease right-of-use assets	215,421	243,171
TOTAL LONG-TERM ASSETS	1,064,729	1,303,191
TOTAL ASSETS	$11,884,116	$11,738,314

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$361,648	$305,664
Customer deposits	849,630	785,805
Current portion of operating lease liabilities	116,842	114,294
Income tax payable	400,226	165,226
TOTAL CURRENT LIABILITIES	1,728,346	1,370,989

LONG-TERM LIABILITIES
Operating lease liabilities	96,668	126,760
Deferred tax liability	169,000	341,000
TOTAL LIABILITIES	1,994,014	1,838,749

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 25,000,000 shares authorized: 4,756,734 shares issued; and 4,634,865 shares outstanding at March 31, 2024 and December 31, 2023.	4,635	4,635
Additional paid-in capital	2,371,706	2,346,483
Retained earnings	7,736,969	7,771,655
	10,113,310	10,122,773
Treasury stock, 121,869 shares (at cost) at March 31, 2024 and December 31, 2023.	(223,208)	(223,208)
TOTAL STOCKHOLDERS’ EQUITY	9,890,102	9,899,565

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,884,116	$11,738,314

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended
	March 31,
	2024	2023

Revenues	$2,020,795	$2,302,410
Cost of sales	544,201	421,841
Gross profit	1,476,594	1,880,569
Operating expenses:
Selling, general and administrative	1,489,022	1,543,786
Income (loss) from operations	(12,428)	336,783
Other income	1,006	0
Interest income	86,083	88,478
Income before taxes	74,661	425,261
Income tax expense	63,000	89,400
Net income	$11,661	$335,861
Net income per share - basic	$0.00	$0.07
Net income per share - diluted	$0.00	$0.07
Weighted-average shares outstanding - basic	4,574,365	4,551,988
Weighted-average shares outstanding - diluted	4,601,471	4,626,930

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock Outstanding		Additional
	Number of	Par	Paid-in	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total
BALANCE, December 31, 2022	4,621,988	$4,622	$2,207,030	$6,297,639	$(233,599)	$8,275,692
Stock compensation expense	0	0	25,224	0	0	25,224
Stock issued to employee from treasury	10,000	10	(7,552)	0	7,542	0
Net income	0	0	0	335,861	0	335,861
BALANCE, March 31, 2023	4,631,988	$4,632	$2,224,702	$6,633,500	$(226,057)	$8,636,777

BALANCE, December 31, 2023	4,634,865	$4,635	$2,346,483	$7,771,655	$(223,208)	$9,899,565
Stock compensation expense	0	0	25,223	0	0	25,223
Cash dividend declared	0		0	(46,347)	0	(46,347)
Net income	0	0	0	11,661	0	11,661
BALANCE, March 31, 2024	4,634,865	$4,635	$2,371,706	$7,736,969	$(223,208)	$9,890,102

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended
	March 31,
	2024	2023
OPERATING ACTIVITIES
Net income	$11,661	$335,861
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,105	0
Deferred income taxes	(172,000)	(43,000)
Provision for credit losses	(16,723)	0
Stock compensation expense	25,223	25,224
Accrued interest on short-term investment	(19,849)	0
Changes in operating assets and liabilities:
Accounts receivable	985,485	528,445
Inventory	67,321	(163,814)
Prepaid expenses	(182,589)	(36,658)
Net investment in sales type leases	15,332	11,041
Accounts payable, accrued expenses and other	9,843	10,056
Payroll liabilities	0	40,387
Customer deposits	63,825	(407,924)
Income tax receivable and payable	235,000	132,400
Net cash provided by in operating activities	1,025,634	432,017
INVESTING ACTIVITIES
Capital expenditures	(18,565)	0
Net cash used in investing activities	(18,565)	0

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,007,069	432,017

CASH AND CASH EQUIVALENTS
Beginning of period	3,489,771	4,786,923
End of period	$4,496,840	$5,218,940

Non-cash investing and financing activities:
Treasury stock cost related to compensation	$0	$7,542
Accrual of cash dividend declared	$46,347	$0

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Nature of Business and Summary of Significant Accounting Policies –

Basis of Presentation

The accompanying unaudited condensed financial statements of Table Trac, Inc. (the “Company,” or “Table Trac”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The condensed balance sheet as of March 31, 2024 and the condensed statements of operations, stockholders’ equity and cash flows for the three months ended March 31, 2024 and 2023 are unaudited but include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Table Trac, Inc. Annual Report on Form 10-K for the year ended December 31, 2023.

Nature of Business

Table Trac was formed under the laws of the State of Nevada in June 1995. The Company has offices in Minnetonka, Minnesota, Las Vegas, Nevada and Oklahoma City, Oklahoma. The Company has developed and sells an information and management system that automates and monitors various aspects of the operations of casinos.

Table Trac provides system sales and technical support to casinos. System sales include installation, custom casino system configurations, and training. In addition, license, technical support and other services are provided under separate license and service contracts.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company’s use of estimates and assumptions include: for revenue recognition, determining collectibility, the nature and timing of satisfaction of performance obligations, and determining the standalone selling price (“SSP”) of performance obligations, realizability of accounts receivable, and the valuation of allowance for credit losses, deferred tax assets and liabilities, and inventory. Actual results could differ from those estimates, and the difference could be significant.  For further information about our critical accounting estimates, see the discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies and Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

There were no changes in critical accounting estimates or assumptions for the three months ended March 31, 2024.

The Company’s significant accounting policies are described in Note 1 of the financial statement included in its Annual Report on Form 10-K for the year ended December 31, 2023.

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

Revenue

The Company derives revenues from the sale or leasing of systems, license and maintenance fees and other services.

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

The following table summarizes disaggregated revenues by major product line for the three months ended March 31, 2024 and 2023, respectively:

	Three Months Ended March 31,
	2024	2023	2024	2023
			(percent of revenues)
System revenue	$304,709	$815,580	15.1%	35.4%
Maintenance revenue	1,281,138	1,206,996	63.4%	52.5%
Service and other revenue	434,948	279,834	21.5%	12.1%
Total revenues	$2,020,795	$2,302,410	100.0%	100.0%

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

We recognize a contract asset when our performance under a contract precedes our receipt of consideration from a customer, or before payment is due, and our receipt of consideration is conditional upon factors other than the passage of time. A contract asset is recognized when we have an unconditional right to payment for our performance. Our contract asset consists of our in-process installations, for which we have an enforceable right to collect consideration (including a reasonable profit) in the event the services are cancelled by customers.  As of March 31, 2024 and  December 31, 2023, there were no contract assets, as a component of accounts receivable.

As of January 1, 2023, the balance of accounts receivable, net and customer deposits were $3,392,281 and $1,485,622, respectively.

The collectability assessment requires the company to use judgement and consider all relevant facts and circumstances. Management exercises judgment in its assessment of collectability of customer funds by considering payment history, current credit status, and available information about the financial condition of the customer, among other factors.  As of  March 31, 2024 and December 31, 2023, approximately $2,275,285 and $2,392,560 for systems installed under contract have not been recorded as revenue or included in accounts receivable based on the collectability assessment performed by the Company.  In accordance with this assessment, the contracts will be assessed in subsequent quarters at which time they may be deemed collectable and the outstanding remaining system revenue will be recognized accordingly.

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

Short-term Investments

The Company currently has one certificate of deposit being held at a bank which has a term of seven months with an interest rate of 5.25%.  Certificates of deposit held for investment with an original maturity greater than three months are carried at cost plus accrued interest and reported as short-term investments on the balance sheet.  Interest is paid at maturity.  At times, certain certificates may exceed amounts insured by the FDIC. The Company determines the appropriate classification as short-term or long-term at the time of purchase based on original maturities and management's reasonable expectation redemption. The Company reevaluates such classification at each balance sheet date.  The total short-term investment was $1,522,654 and $0 as of March 31, 2024 and 2023, respectively.

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

Major Customers

The following table summarizes the Company's major customers' information for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
	2024		2023
	% Revenues	% AR	% Revenues	% AR
Major	31.4%	11.6%	42.9%	41.7%
All Others	68.6%	88.4%	57.1%	58.3%
Total	100.0%	100.0%	100.0%	100.0%

For the three month periods ending  March 31, 2024 and 2023, sales to customers in the United States represent 84.6% and 93.1%, of total revenues, respectively.

A major customer is defined as any customer that represents at least 10% of revenue for a given period or 10% of outstanding account receivable at the end of a period.

Inventory

Inventory, consisting of finished goods, is stated at the lower of cost or net realizable value. The average cost method (which approximates the first in, first out method) is used to value inventory. Inventory is reviewed quarterly for the lower of cost or net realizable value and obsolescence. Any material cost found to be above net realizable value or considered obsolete is written down accordingly. Based on that evaluation, the Company had an obsolescence reserve of $8,752 and $8,768 at March 31, 2024 and  December 31, 2023, respectively.  The total inventory value was $2,836,837 and $2,904,158, as of  March 31, 2024 and  December 31, 2023, respectively, which included work-in-process of $447,897 and $117,218 as of  March 31, 2024 and  December 31, 2023, respectively, and the remaining amount is comprised of finished goods. At  March 31, 2024 and  December 31, 2023, the Company had $68,090 and $2,348 of prepaid inventory as a component of prepaid expenses, respectively.

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

Research and Development

Expenditures for research and development costs are expensed as incurred.  Research and development expense were $17,430 and $16,275 for the three months ended March 31, 2024 and 2023, respectively, and are included in selling, general and administrative expenses on the condensed statements of operations.

Software Development Costs

We expense software development costs, including cost to develop software products to be sold, licensed or marketed to external users, before technological feasibility is reached.  Technological feasibility is typically reached shortly before the release of such products.  As a result, $0 of development costs met these criteria, no new costs were capitalized for three months ended March 31, 2024 and 2023.  Capitalized software development costs are currently amortized straight-line over a five year period.

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

2.	Accounts Receivable –

Accounts receivable consisted of the following at:

	March 31,	December 31,
	2024	2023

Accounts receivable - current	$1,402,198	$2,177,813
Less allowance for credit losses	(51,897)	(68,620)
Accounts receivable current - net	$1,350,301	$2,109,193

Accounts receivable - long-term	$681,480	$891,351

A roll-forward of the Company’s allowance for credit losses for the three month period ended  March 31, 2024 presented are as follows:

	March 31,	March 31,
	2024	2023

Allowance for credit losses, beginning of period	$68,620	$62,000
Additions(reductions)	(16,723)	15,430
Write-off	0	0
Accounts receivable allowance for credit losses, end of period	51,897	77,430

3.	Net Investment in Sales Type Lease –

In January 2021, the Company entered into a five year lease with a customer for hardware which had an implied interest rate of 6%.

At inception, the Company recorded $210,782 in "Net investment in sales type leases" and derecognized $139,521 from “Inventory" on its condensed balance sheet.  As a result of this transaction the Company recognized $10,846 and $6,794 in profit from sales type leases in its condensed statements of operations for the three months ended March 31, 2024 and 2023, respectively, and for the three months ended March 31, 2024 and 2023 the Company recognized $1,379 and $2,809, respectively, of interest income in the Company's condensed statements of operations.

In  December 2022, the Company entered into a five year lease with a customer for hardware which had an implied interest rate of 6%.

At inception, the Company recorded a total $98,279 in "Net investment in sales type leases" and derecognized $46,533 from “Inventory" on its balance sheet. As a result of this transaction the Company recognized $4,487 and $4,247 in profit from sales type leases in its condensed statements of operations for the three months ended March 31, 2024 and 2023 respectively, and for the three months ended March 31, 2024 and 2023 the Company recognized $1,191 and $1,453. respectively, of interest income in the Company's condensed statements of operations.

The future minimum lease payments receivable for sales type leases are as follows:

Amount
2024 (remainder)	53,775
2025	71,700
2026	26,875
2027	22,800
Total undiscounted cash flows	175,150
Present value discount	12,551
Net investment in lease as of March 31, 2024	$162,599

The current portion of $65,280 and $64,310 are included in Current Assets on the condensed balance sheet as of March 31, 2024 and December 31, 2023, respectively, and the long term portion of $97,319 and $113,621 are included in Long-Term Assets on the condensed balance sheet as of March 31, 2024 and December 31, 2023, respectively.  The lease contains a purchase option at the conclusion of the lease, which the Company has determined does not meet the probability criterion.  The Company has not recorded an unguaranteed residual asset.

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

For the three months ended March 31, 2024 and 2023, the cost components of our operating leases were $27,750 and $14,508, respectively

Maturities of our lease liabilities for all operating leases are as follows as of March 31, 2024:

Leased Facilities
2024 (remainder)	91,557
2025	95,030
2026	40,496
Total Lease Payments	227,083
Less: Interest	13,573
Present value of lease liabilities	$213,510

The weighted average remaining lease term equals 2.0 years as of March 31, 2024.

5.	Bank Financing –

Revolving Credit Line

The Company has a revolving credit line of up to $500,000 that expires on February 1, 2025. The line of credit is collateralized by all receivables, inventory, equipment, and general intangibles of the Company. The Company had no borrowings under the credit line during the three months ended March 31, 2024. Interest on outstanding borrowings is payable monthly and charged at the Prime Rate, which was 8.25%, subject to a floor of 3.75% during the three months ended  March 31, 2024.

6.	Stockholders’ Equity –

Cash Dividend

On March 14, 2024, Table Trac Inc. announced that its Board of Directors declared a cash dividend of $0.01 per share on the company’s common stock. The dividend totaling $46,437 was recorded as a component of accounts payable as of March 31, 2024 was paid on April 19, 2024, to shareholders of record at the close of business on April 5, 2024.

Stock Compensation

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

The Company has 60,500 shares of restricted stock outstanding as of March 31, 2024. There were 80,000 shares of restricted stock outstanding at March 31, 2023.

For the three months ending  March 31, 2024 and 2023, the Company recorded compensation expense related to restricted stock granted of $19,477, as a component of selling, general and administrative expenses.

For the three months ending March 31, 2024 and 2023, the Company recorded compensation expense related to stock options granted of $5,746, as a component of selling, general and administrative expenses.

The fair value of the Company’s stock options issued was estimated using a Black-Scholes option pricing model with the following weighted-average assumptions:

The unvested stock compensation expense is expected to be recognized over a weighted average period of approximately three years. As of March 31, 2024 and 2023, the remaining unrecognized stock compensation expense for stock options and restricted stock was approximately $218,430 and $319,000, respectively.

The following table summarizes additional information about stock options outstanding and exercisable at March 31, 2024:

Options Outstanding				Options Exercisable
Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
99,750	5.48	$3.25	$64,700	87,250	$3.36	$50,450

The following table summarizes the activity of all stock options outstanding for the three months ended March 31, 2024 and 2023.

	2024		2023
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	119,750	$2.97	101,500	$2.97
Granted	0	0	-	0
Exercised	0	0	0	0
Forfeited	(20,000)	2.42	0	0
Balance at March 31:	99,750	$3.25	101,500	$2.97

Options Exercisable at March 31:	87,250	$3.36	76,500	$3.15

7.	Income Tax –

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

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Based on its evaluation, the Company believes that it has no significant unrecognized tax positions. The Company’s evaluation was performed for the tax years ended December 31, 2020 through 2022, which are the tax years that remain subject to examination by major tax jurisdictions as of March 31, 2024. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

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

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended
	March 31,
	2024	2023
Basic and diluted earnings per share calculation:
Net income to common stockholders	$11,661	$335,861
Weighted average number of common shares outstanding - basic	4,574,365	4,551,988
Basic net income per share	$0.00	$0.07
Weighted average number of common shares outstanding - diluted	4,601,471	4,626,930
Diluted net income per share	$0.00	$0.07

For the three month period ended March 31, 2024 and 2023, there were common stock equivalents that had a dilutive effect of approximately 27,106 and 74,942 shares, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below should be read in conjunction with our unaudited financial statements, and notes thereto, contained in this Quarterly Report on Form 10-Q, as well as our audited financial statements, and notes thereto, contained in our Form 10-K filed with the SEC on March 27,2023 relating to our year ended December 31, 2023.

Forward-Looking Statements

Some of the statements made in this section of our report are forward-looking statements. These forward-looking statements generally relate to and are based upon our current plans, expectations, assumptions and projections about future events. The words “anticipate,” “intend,” “plan,” “believe,” “could,” “project,” “estimate,” “expect,” “strategy,” “likely,” “may,” “should,” “will” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.  Our management currently believes that the various plans, expectations, and assumptions reflected in or suggested by these forward-looking statements are reasonable.  Nevertheless, all forward-looking statements involve risks and uncertainties and our actual actions or future results may be materially different from our plans, objectives or expectations, or our assumptions and projections underlying our present plans, objectives and expectations, as a result of many factors, including, but not limited to, those set forth under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 and in our other filings with the Securities and Exchange Commission.

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

During the first quarter of 2024, the Company delivered two systems, expanded one of our existing customers and our exclusive supplier installed our system in multiple locations in Australia.  At the end of the quarter, the Company had casino management systems, table games management systems and ancillary products installed with on-going support and maintenance contracts with over 115 casino operators in over 300 casinos worldwide.  Sales to customers in the United States represented 84.6% of the Company’s total revenues for the three month period ending March 31, 2024.

Results of Operations – Three Months Ended March 31, 2024 Compared to Three months ended March 31, 2023

During the three months ended March 31, 2024, income (loss) from operations was $(12,428) compared to $336,783, for the three months ended March 31, 2023. The major components of revenues, cost of sales and selling, general and administrative expenses, and the reasons for changes in each, are discussed below.

Revenues

Revenues totaled $ 2,020,795 for the three months ended March 31, 2024 compared to $ 2,302,410, for the three months ended March 31, 2023.

Refer to Note 1 – Revenue, including disaggregated revenues by major product line table, and Major Customers

During the three months ended March 31, 2024, the Company delivered two new systems, expanded one of our current customers and our exclusive supplier installed our system in multiple locations in Australia. During the same period in 2023, the Company delivered one new system and expanded one existing customer and our exclusive supplier installed our system in multiple locations in Australia.

Cost of Sales and Gross Profit

Cost of sales increased to $544,201 for the three months ended March 31, 2024 from $421,841, for the three months ended March 31, 2023 due to the Company installing a greater number of games during the three months ended March 31, 2024, additionally, for the three months ended March 31, 2023 the Company received more system payments from customers being recognized on the cash basis.   The following table summarizes our cost of sales for the three months ended March 31, 2024 and 2023, respectively:

	Three Months Ended March 31,
	2024	2023	2024	2023
			(percent of revenues)	(percent of revenues)
System	$69,250	$92,958	3.4%	4.0%
Maintenance	255,370	176,680	12.6%	7.7%
Service and other	219,581	152,203	10.9%	6.6%
Total cost of sales	$544,201	$421,841	26.9%	18.3%
Gross profit	$1,476,594	$1,880,569	73.1%	81.7%

The Company’s gross profit was 73.1% and 81.7% for the three months ended March 31, 2024 and 2023, respectively.  This decrease is a result of increased labor cost associated with maintenance.

Selling, General and Administrative Expenses

For the three months ended March 31, 2024, selling, general and administrative expenses were $1,489,022 compared to $1,543,786 for the same period in 2023.  This decrease is a result of a decrease in payroll related cost.

Interest Income

For the three months ended March 31, 2024, interest income was $86,083 compared to $88,478 for the same period in 2023.

Tax Provision

The income tax expense for the three months ended March 31, 2024 was $63,000 as compared to $89,400, for the three months ended March 31, 2023. The effective rate fluctuates significantly due to fluctuations in periodic net income, changes in state apportionment rates and availability of research and development and foreign tax credits.

Net Income

Income before taxes for the three months ended March 31, 2024 was $74,661 compared to income before taxes for the three months ended March 31, 2023 of $425,261.  Net income for the three months ended March 31, 2024 was $ 11,661 compared to net income of $ 335,861 for the three months ended March 31, 2023. The basic and diluted income per share was $ 0.00, compared to basic and diluted income per share of $ 0.07 for the three months ended March 31, 2024 and 2023, respectively.

Backlog

The Company’s backlog generally consists of incomplete system installations and expansion of offerings for currently installed and supported systems.

The Company had two projects in its backlog at March 31, 2024. The Company had five projects in its backlog as of March 31, 2023.  As of the filing date of this report, the Company has signed two additional new contracts.

The Company is currently serving gaming establishments in seventeen U.S. states, as well as countries in Central and South America, the Caribbean and Australia. The Company aims to pursue further opportunities and strategic partnerships.

Liquidity and Capital Resources

Management believes that the Company has adequate cash to meet its obligations and continue operations for both existing customer contracts and ongoing product development for at least the next 12 months from the date of this filing.  The Company has a $500,000 line of credit and as of March 31, 2024, there were no borrowings outstanding under the line of credit.  The Company’s primary sources of liquidity are cash and cash equivalents, receivables and future cash generated from operations.  As of March 31, 2024, the Company had total cash and cash equivalents of $4,496,840.  Management is not aware of any trends or any known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

Net cash equivalents provided by operations for the three months ended March 31, 2024 was $1,025,634 compared to $432,017 for the three month period ending March 31, 2023. This increase was a result of a number of factors including a decrease in accounts receivable, offset partially by an increase in prepaid expenses.

For the three months ended March 31, 2024 net cash used in investing activities was $18,565, a result of capital expenditures in connection with outfitting the new Nevada office.

For the three months ended March 31, 2024 there was no cash used in financing activities.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of March 31, 2024.

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

As of March 31, 2024, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were not effective because of the identification of a material weakness in its design of controls over accounting and reporting of significant, non-recurring events, and complex transactions for the year ended December 31, 2022. Remediation efforts have already been implemented which primarily consists of engaging an accounting expert to assist with the accounting for significant, non-recurring events and complex transactions. The remediation actions are subject to ongoing senior management review, as well as Audit Committee oversight. The Company will not be able to conclude whether the steps taken will fully remediate the material weaknesses in internal controls over financial reporting until remediation efforts are completed, tested, and evaluated for effectiveness.  However, there have been no significant, non-recurring or complex transactions to test the effectiveness of the remediation actions.

Changes in Internal Control over Financial Reporting

Except for the matters described above, there were no other changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, the reader should carefully review the risks discussed in our Annual Report on Form 10-K filed with the SEC on March 29, 2024 relating to our year ended December 31, 2023 before making an investment decision.  The risk factors summarized in our Annual Report on Form 10-K for the year ended December 31, 2023 do not include all of the risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 5. Other Information

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

Dated: May 10, 2024	Table Trac, Inc.
(Registrant)

	By:	/s/ Chad Hoehne
Chad Hoehne Chief Executive Officer (principal executive officer)

By:	/s/ Randy Gilbert
Randy Gilbert Chief Financial Officer (principal financial and accounting officer)