Form 10-Q
period 2024-06-30
TABLE TRAC INC
filed 2024-08-13
CIK 1090396

FORM 10-Q

121

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2024

or

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

As of August 13, 2024, the registrant had outstanding 4,634,865 shares of common stock, $.001 par value per share.

Table Trac, Inc.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TABLE TRAC, INC.

TABLE TRAC, INC.

CONDENSED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2024	2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,477,772	$3,489,771
Short-term investments	3,568,963	1,502,805
Accounts receivable, net	1,796,609	2,109,193
Inventory, net	2,314,087	2,904,158
Prepaid expenses	610,280	364,886
Net investment in sales type leases - current	69,952	64,310
TOTAL CURRENT ASSETS	10,837,663	10,435,123

LONG-TERM ASSETS
Accounts receivable - long-term	1,484,783	891,351
Property and equipment, net	60,097	38,357
Net investment in sales type leases - long term	80,772	113,621
Software development costs	15,023	16,691
Operating lease right-of-use assets	533,384	243,171
TOTAL LONG-TERM ASSETS	2,174,059	1,303,191
TOTAL ASSETS	$13,011,722	$11,738,314

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$260,777	$305,664
Customer deposits	1,056,941	785,805
Current portion of operating lease liabilities	61,392	114,294
Income tax payable	13,944	165,226
TOTAL CURRENT LIABILITIES	1,393,054	1,370,989

LONG-TERM LIABILITIES
Operating lease liabilities	470,772	126,760
Deferred tax liability	426,000	341,000
TOTAL LIABILITIES	2,289,826	1,838,749

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 25,000,000 shares authorized: 4,756,734 shares issued; and 4,634,865 shares outstanding at June 30, 2024 and December 31, 2023.	4,635	4,635
Additional paid-in capital	2,396,930	2,346,483
Retained earnings	8,543,539	7,771,655
	10,945,104	10,122,773
Treasury stock, 121,869 shares (at cost) at June 30, 2024 and December 31, 2023.	(223,208)	(223,208)
TOTAL STOCKHOLDERS’ EQUITY	10,721,896	9,899,565

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,011,722	$11,738,314

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Revenues	$3,456,195	$2,436,592	$5,476,991	$4,739,003
Cost of sales	997,626	566,507	1,541,827	988,348
Gross profit	2,458,569	1,870,085	3,935,164	3,750,655
Operating expenses:
Selling, general and administrative	1,489,797	1,201,533	2,978,818	2,745,319
Income from operations	968,772	668,552	956,346	1,005,336
Other income	0	4,283	1,006	4,283
Interest income	91,798	84,145	177,879	172,622
Income before taxes	1,060,570	756,980	1,135,231	1,182,241
Income tax expense	254,000	185,600	317,000	275,000
Net income	$806,570	$571,380	$818,231	$907,241
Net income per share - basic	$0.18	$0.13	$0.18	$0.20
Net income per share - diluted	$0.17	$0.12	$0.18	$0.20
Weighted-average shares outstanding - basic	4,574,365	4,552,450	4,574,365	4,552,220
Weighted-average shares outstanding - diluted	4,627,039	4,617,648	4,615,661	4,624,436

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock Outstanding		Additional
	Number of	Par	Paid-in	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total
BALANCE, December 31, 2022	4,621,988	$4,622	$2,207,030	$6,297,639	$(233,599)	$8,275,692
Stock compensation expense	0	0	25,224	0	0	25,224
Stock issued to employee from treasury	10,000	10	(7,552)	0	7,542	0
Net income	0	0	0	335,861	0	335,861
BALANCE, March 31, 2023	4,631,988	$4,632	$2,224,702	$6,633,500	$(226,057)	$8,636,777
Stock compensation expense	0	0	25,224	0	0	25,224
Cash dividend	0	0	0	(46,325)	0	(46,325)
Exercise of employee stock options	1,000	1	2,019	0	990	3,010
Net income	0	0	0	571,380	0	571,380
BALANCE, June 30, 2023	4,632,988	$4,633	$2,251,945	$7,158,555	$(225,067)	$9,190,066

BALANCE, December 31, 2023	4,634,865	$4,635	$2,346,483	$7,771,655	$(223,208)	$9,899,565
Stock compensation expense	0	0	25,223	0	0	25,223
Cash dividend declared	0	0	0	(46,347)	0	(46,347)
Net income	0	0	0	11,661	0	11,661
BALANCE, March 31, 2024	4,634,865	$4,635	$2,371,706	$7,736,969	$(223,208)	$9,890,102
Stock compensation expense	0	0	25,224	0	0	25,224
Net income	0	0	0	806,570	0	806,570
BALANCE, June 30, 2024	4,634,865	$4,635	$2,396,930	$8,543,539	$(223,208)	$10,721,896

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended
	June 30,
	2024	2023
OPERATING ACTIVITIES
Net income	$818,231	$907,241
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,615	0
Deferred income taxes	85,000	177,000
Provision for credit losses	464	0
Stock compensation expense	50,447	50,448
Accrued interest on short-term investment	(66,158)	0
Changes in operating assets and liabilities:
Accounts receivable	(281,312)	246,180
Inventory	590,071	(245,188)
Prepaid expenses	(245,394)	(336,492)
Net investment in sales type leases	27,207	25,671
Accounts payable, accrued expenses and other	(43,990)	(234,625)
Payroll liabilities	0	56,036
Customer deposits	271,136	(783,987)
Income tax receivable and payable	(151,282)	87,524
Net cash provided (used) by in operating activities	1,061,035	(50,192)
INVESTING ACTIVITIES
Capital expenditures	(26,687)	0
Purchase of short-term investment	(2,000,000)	0
Net cash used in investing activities	(2,026,687)	0
FINANCING ACTIVITIES
Proceeds from employee stock options	0	3,010
Payment of dividends	(46,347)	(46,325)
Net cash used in financing activities	(46,347)	(43,315)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,011,999)	(93,507)

CASH AND CASH EQUIVALENTS
Beginning of period	3,489,771	4,786,923
End of period	$2,477,772	$4,693,416

Non-cash investing and financing activities:
Treasury stock cost related to compensation	$0	$7,542

Supplemental cash flow information:
Cash paid for income taxes	$383,300	$10,400

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Nature of Business and Summary of Significant Accounting Policies –

Basis of Presentation

The accompanying unaudited condensed financial statements of Table Trac, Inc. (the “Company,” or “Table Trac”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The condensed balance sheet as of June 30, 2024 and the condensed statements of operations, stockholders’ equity and cash flows for the three and six months ended June 30, 2024 and 2023 are unaudited but include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

There were no changes in critical accounting estimates or assumptions for the six months ended June 30, 2024.

The Company’s significant accounting policies are described in Note 1 of the financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2023.

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

Service Revenue and Other Revenue

Service revenue is recognized upon completion of the services and is billed in arrears. The SSP for service revenue is established based upon actual selling prices for the services or prior similar arrangements.  Other revenue includes DataTrac, kiosks and related promotional programs and miscellaneous sales of equipment.  Revenue is recognized upon completion of services or delivery of equipment and is billed in arrears.  During the three and six months ended June 30, 2024, the Company recognized variable consideration of $275,000 which resulted in a reduction of revenue in those periods related to the Company paying the one time cash consideration to a customer as a result of certain promotional software not performing in accordance with agreed upon specifications.

The Company offers qualified customers a licensing agreement. Licensing revenue is recognized after the intellectual property (CMS system), the performance obligation, is delivered and in its operational and functional state. The SSP for licensing revenue is established based upon actual selling prices for the license.

The following table summarizes disaggregated revenues by major product line for the three months ended June 30, 2024 and 2023, respectively:

	Three months ended June 30,
	2024	2023	2024	2023
			(percent of revenues)
System revenue	$2,035,094	$907,727	58.9%	37.3%
Maintenance revenue	1,324,597	1,242,177	38.4%	51.0%
Service and other revenue	96,504	286,688	2.7%	11.7%
Total revenues	$3,456,195	$2,436,592	100.0%	100.0%

The following table summarizes disaggregated revenues by major product line for the six months ended June 30, 2024 and 2023, respectively:

	Six months ended June 30,
	2024	2023	2024	2023
			(percent of revenues)
System revenue	$2,339,803	$1,723,308	42.7%	36.4%
Maintenance revenue	2,605,735	2,449,173	47.6%	51.7%
Service and other revenue	531,453	566,522	9.7%	11.9%
Total revenues	$5,476,991	$4,739,003	100.0%	100.0%

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

We recognize a contract asset when our performance under a contract precedes our receipt of consideration from a customer, or before payment is due, and our receipt of consideration is conditional upon factors other than the passage of time. A contract asset is recognized when we have an unconditional right to payment for our performance. Our contract asset consists of our in-process installations, for which we have an enforceable right to collect consideration (including a reasonable profit) in the event the services are cancelled by customers.  As of June 30, 2024 and 2023, there were no contract assets, as a component of accounts receivable.

As of January 1, 2023, the balance of accounts receivable, net and customer deposits were $3,392,281 and $1,485,622, respectively.

The collectability assessment requires the company to use judgement and consider all relevant facts and circumstances. Management exercises judgment in its assessment of collectability of customer funds by considering payment history, current credit status, and available information about the financial condition of the customer, among other factors.  As of  June 30, 2024 and December 31, 2023, approximately $2,190,065 and $2,392,560 for systems installed under contract have not been recorded as revenue or included in accounts receivable based on the collectability assessment performed by the Company.  In accordance with this assessment, the contracts will be assessed in subsequent quarters at which time they may be deemed collectable and the outstanding remaining system revenue will be recognized accordingly.

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

Short-term Investments

The Company currently has two certificates of deposit ("CD") being held at a bank; both have terms of seven months.   One CD matures in November 2024 and carries an interest rate of 5.25%, while the other matures in February 2025 and an interest rate of 5.15%.  Certificates of deposit held for investment with an original maturity greater than three months are carried at cost plus accrued interest and reported as short-term investments on the balance sheet.  Interest is paid at maturity.  At times, certain certificates may exceed amounts insured by the FDIC. The Company determines the appropriate classification as short-term or long-term at the time of purchase based on original maturities and management's reasonable redemption expectation. The Company reevaluates such classification at each balance sheet date.  The total short-term investment was $3,568,963 and $0 as of June 30, 2024 and 2023, respectively.

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

Major Customers

The following table summarizes the Company's major customers' information for the three months ended June 30, 2024 and 2023:

	For the Three months ended June 30,
	2024		2023
	% Revenues	% AR	% Revenues	% AR
Major	70.8%	38.7%	37.6%	11.8%
All Others	29.2%	61.3%	62.4%	88.2%
Total	100.0%	100.0%	100.0%	100.0%

The following table summarizes the Company's major customers' information for the six months ended June 30, 2024 and 2023:

	For the Six months ended June 30,
	2024		2023
	% Revenues	% AR	% Revenues	% AR
Major	44.6%	38.7%	22.7%	11.8%
All Others	55.4%	61.3%	77.3%	88.2%
Total	100.0%	100.0%	100.0%	100.0%

For the three month periods ending  June 30, 2024 and 2023, sales to customers in the United States represent 95.5% and 83.9%, of total revenues, respectively.

A major customer is defined as any customer that represents at least 10% of revenue for a given period or 10% of outstanding account receivable at the end of a period.

Inventory

Inventory, consisting of finished goods, is stated at the lower of cost or net realizable value. The average cost method is used to value inventory. Inventory is reviewed quarterly for the lower of cost or net realizable value and obsolescence. Any material cost found to be above net realizable value or considered obsolete is written down accordingly.  The Company had an obsolescence reserve of $7,697and $8,768 at June 30, 2024 and  December 31, 2023, respectively.  The total inventory value was $2,314,087 and $2,904,158, as of June 30, 2024 and  December 31, 2023, respectively, which included work-in-process of $77,648 and $117,218 as of  June 30, 2024 and  December 31, 2023, respectively, and the remaining amount is comprised of finished goods. At  June 30, 2024 and  December 31, 2023, the Company had $147,570 and $2,348 of prepaid inventory as a component of prepaid expenses, respectively.

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

Research and Development

Expenditures for research and development costs are expensed as incurred.  Research and development expense were $34,195 and $32,550 for the six months ended June 30, 2024 and 2023, respectively, and are included in selling, general and administrative expenses on the condensed statements of operations.

Software Development Costs

We expense software development costs, including cost to develop software products to be sold, licensed or marketed to external users, before technological feasibility is reached.  Technological feasibility is typically reached shortly before the release of such products.  As a result, $0 of development costs met these criteria, no new costs were capitalized for six months ended June 30, 2024 and 2023.  Capitalized software development costs are currently amortized straight-line over a five year period.

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

2.	Accounts Receivable –

Accounts receivable consisted of the following at:

	June 30,	December 31,
	2024	2023

Accounts receivable - current	$1,865,693	$2,177,813
Less allowance for credit losses	(69,084)	(68,620)
Accounts receivable current - net	$1,796,609	$2,109,193

Accounts receivable - long-term	$1,484,783	$891,351

A roll-forward of the Company’s allowance for credit losses for the six month period ended  June 30, 2024 presented are as follows:

	June 30,	June 30,
	2024	2023

Allowance for credit losses, beginning of period	$68,620	$62,000
Additions	464	16,464
Write-off	0	(11,619)
Accounts receivable allowance for credit losses, end of period	69,084	66,845

3.	Net Investment in Sales Type Lease –

In January 2021, the Company entered into a five year lease with a customer for hardware which had an implied interest rate of 6%.

At inception, the Company recorded $210,782 in "Net investment in sales type leases" and derecognized $139,521 from “Inventory" on its condensed balance sheet.  As a result of this transaction the Company recognized $18,167 and $20,589 in profit from sales type leases in its condensed statements of operations for the six months ended June 30, 2024 and 2023, respectively, and for the six months ended June 30, 2024 and 2023 the Company recognized $2,208 and $3,864, respectively, of interest income in the Company's condensed statements of operations.

In  December 2022, the Company entered into a five year lease with a customer for hardware which had an implied interest rate of 6%.

At inception, the Company recorded a total $98,279 in "Net investment in sales type leases" and derecognized $46,533 from “Inventory" on its balance sheet. As a result of this transaction the Company recognized $9,041 and $8,558 in profit from sales type leases in its condensed statements of operations for the six months ended June 30, 2024 and 2023 respectively, and for the six months ended June 30, 2024 and 2023 the Company recognized $2,359 and $2,842. respectively, of interest income in the Company's condensed statements of operations.

The future minimum lease payments receivable for sales type leases are as follows:

Amount
2024 (remainder)	35,850
2025	71,700
2026	26,875
2027	22,800
Total undiscounted cash flows	157,225
Present value discount	6,501
Net investment in lease as of June 30, 2024	$150,724

The current portion of $69,952 and $64,310 are included in Current Assets on the condensed balance sheet as of June 30, 2024 and December 31, 2023, respectively, and the long term portion of $80,772 and $113,621 are included in Long-Term Assets on the condensed balance sheet as of June 30, 2024 and December 31, 2023, respectively.  The lease contains a purchase option at the conclusion of the lease, which the Company has determined does not meet the probability criterion.  The Company has not recorded an unguaranteed residual asset.

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

On June 19, 2024, we extended our lease for the Minnesota location.  The term of the extension is 75 months expiring  October 31, 2031. On September 20, 2022, we extended our lease for the Oklahoma location.  The term of the extension is 36 months expiring August 31, 2025.  On August 24, 2023, we entered into a lease for the Nevada location.  The terms of the lease is 36 months expiring August 31, 2026.

Maturities of our lease liabilities for all operating leases are as follows as of June 30, 2024:

2024 (remainder)	25,764
2025	113,330
2026	114,919
2027	77,398
2028	80,486
Thereafter	245,784
Total Lease Payments	657,681
Less: Interest	125,517
Present value of lease liabilities	$532,164

The following table summarizes the Company's operating lease expenses for the six months ended June 30, 2024 and 2023:

	2024	2023
Operating lease expense	57,262	30,012
Variable Lease expense	16,692	16,350
Total lease expense	$73,954	$46,362

We cannot determine the interest rate implicit in our leases.  Therefore, the discount rate represents our estimated incremental interest rates to borrow an amount approximating the aggregate lease payments collateralized by the property at the commencement of the lease.

The following table summarizes the Company's operating lease information for the six months ended June 30, 2024 and 2023:

	2024	2023

Operating cash flow from operating lease	73,954	46,362
Right of use asset in exchange for new lease labilities	349,031	0
Operating leases
Weighted average remaining lease term - operating leases (years)	6.0	2.1
Weighted average discount rate - operating leases	5.6%	2.9%

5.	Bank Financing –

Revolving Credit Line

The Company has a revolving credit line of up to $500,000 that expires on February 1, 2025. The line of credit is collateralized by all receivables, inventory, equipment, and general intangibles of the Company. The Company had no borrowings under the credit line during the six months ended June 30, 2024. Interest on outstanding borrowings is payable monthly and charged at the Prime Rate, which was 8.25%, subject to a floor of 3.75% during the three months ended  June 30, 2024.

6.	Stockholders’ Equity –

Cash Dividend

The cash dividend totaling $46,437 which was recorded as a component of accounts payable as of  March 31, 2024 was paid on  April 19, 2024, to shareholders of record at the close of business on  April 5, 2024.  For the six months ending  June 30, 2024 and 2023 the company has paid cash dividends totaling $46,437 and $46,325, respectively.  The 2023 dividends were declared on May 17, 2023 with a payment date of June 22, 2023.

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

On  May 14, 2021, the Board of Directors of Table Trac, Inc. awarded 70,000 stock options as follows: 20,000 to Chad Hoehne; 20,000 to former COO Robert Siqveland and 30,000 to Randy Gilbert. These shares are subject to a vesting schedule as follows: 25% immediately and 25% in each subsequent year. Grant date fair value of $128,726 will be recognized over the vesting period as stock compensation expense as a component of selling, general and administration expense.

On  March 25, 2022, the Board of Directors of Table Trac, Inc. awarded Randy Gilbert 87,500 Restricted Stock shares and former COO Robert Siqveland 12,500 Restricted Stock shares. These shares are subject to a five-year vesting schedule as follows: 20,000 shares vest annually beginning on  March 25, 2023.  Grant date fair value of $349,000 will be recognized ratably over the vesting period as stock compensation expense as a component of selling, general and administration expense.

On  December 15, 2022, former COO Robert Siqveland agreed to and accepted a separation agreement from the Company. Included in this agreement were terms which immediately vested the remaining unvested 12,500 Restricted Stock shares from the  March 25, 2022 grant and the unvested stock options to purchase 20,000 shares that were awarded to him on  May 14, 2021.  In addition, this agreement modified the exercise period of the stock options which now expire on  March 31, 2024.  This was determined to be a modification under ASC 718 and the incremental compensation costs of $39,000 and $37,000, respectively, for the restricted stock and options were recognized immediately in 2022 as a component of selling, general and administrative expenses.  Lastly, Mr. Siqveland will receive twelve months of severance in two payments.  $100,500 on  April 15, 2023 and $33,500 on  January 15, 2024.  An accrual for these payments including the employer's payroll taxes totaling $34,750 and $141,500 was recorded as of September 30, 2023 and December 31, 2022, respectively.

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

The Company has 60,500 shares of restricted stock outstanding as of June 30, 2024. There were 80,000 shares of restricted stock outstanding at June 30, 2023.

For the three months and six months ending  June 30, 2024 and 2023, the Company recorded compensation expense related to restricted stock granted of $19,478, respectively and $38,954, respectively as a component of selling, general and administrative expenses.

For the  three months and  six months ending  June 30, 2024 and  2023, the Company recorded compensation expense related to stock options granted of  $5,746, respectively and $11,494, respectively as a component of selling, general and administrative expenses.

The fair value of the Company’s stock options issued was estimated using a Black-Scholes option pricing model with the following weighted-average assumptions:

The unvested stock compensation expense is expected to be recognized over a weighted average period of approximately three years. As of  June 30, 2024 and 2023, the remaining unrecognized stock compensation expense for stock options and restricted stock was approximately $294,000, respectively.

The following table summarizes additional information about stock options outstanding and exercisable at June 30, 2024:

Options Outstanding				Options Exercisable
Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
99,750	5.23	$3.25	$100,010	99,750	$3.25	$100,010

The following table summarizes the activity of all stock options outstanding for the six months ended June 30, 2024 and 2023.

	2024		2023
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	119,750	$2.97	101,500	$2.97
Granted	0	0	-	0
Exercised	0	0	(1,000)	3.01
Forfeited	(20,000)	2.42	(500)	5.29
Balance at June 30:	99,750	$3.25	100,000	$2.96

Options Exercisable at June 30:	99,750	$3.25	87,500	$3.04

7.	Income Tax –

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

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Based on its evaluation, the Company believes that it has no significant unrecognized tax positions. The Company’s evaluation was performed for the tax years ended December 31, 2021 through 2023, which are the tax years that remain subject to examination by major tax jurisdictions as of June 30, 2024. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

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

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the three and six months ended June 30, 2024 and 2023:

	For the Three Months Ended
	June 30,
	2024	2023
Basic and diluted earnings per share calculation:
Net income to common stockholders	$806,570	$571,380
Weighted average number of common shares outstanding - basic	4,574,365	4,552,450
Basic net income per share	$0.18	$0.13
Weighted average number of common shares outstanding - diluted	4,627,039	4,617,648
Diluted net income per share	$0.17	$0.12

	For the Six Months Ended
	June 30,
	2024	2023
Basic and diluted earnings per share calculation:
Net income to common stockholders	$818,231	$907,241
Weighted average number of common shares outstanding - basic	4,574,365	4,552,220
Basic net income per share	$0.18	$0.20
Weighted average number of common shares outstanding - diluted	4,615,661	4,624,436
Diluted net income per share	$0.18	$0.20

For the three and six month period ended  June 30, 2024 and 2023, there were common stock equivalents that had a dilutive effect of approximately 52,674 and 65,198, and 41,296 and  7 2,716  shares, respectively.

9.	Subsequent Event –

On August 9, 2024, Table Trac Inc. announced that its Board of Directors declared a cash dividend of $0.01 per share on the company’s common stock. The dividend will be payable on September 13, 2024, to shareholders of record at the close of business on August 30, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below should be read in conjunction with our unaudited financial statements, and notes thereto, contained in this Quarterly Report on Form 10-Q, as well as our audited financial statements, and notes thereto, contained in our Form 10-K filed with the SEC on March 29,2024 relating to our year ended December 31, 2023.

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

The Company has developed and patented (U.S. patent # 5,957,776) a proprietary information and management system (called our “Table Trac” system) that automates and monitors the operations of casino table game operations. In addition to its table games management system, Table Trac has developed a highly secure, unified, and stable Casino Management System (“CMS”) offering end-to-end casino resort functionality for guest rewards and loyalty marketing operations, marketing analysis, guest service, promotions, administration / management, vault / cage management and audit / accounting tasks, altogether a powerful, elegant technology ecosystem of value, efficiency and reliability for casinos seeking to add or upgrade their casino management systems.

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

The Company sells and leases systems and technical support to casinos. The open architecture of CasinoTrac is designed to provide operators with a secure, scalable, and flexible system that can interconnect and operate with most third-party software or hardware. Key products and services include modules designed to drive player tracking programs and kiosk promotions, as well as vault and cage controls. The Company’s systems are designed to meet strict auditing, accounting and regulatory requirements applicable to the gaming industry. The Company has developed a patented, real-time system that automates and monitors the operations of casino gaming tables. The Company continues to increase its market share by expanding its product offerings to include new system features, and ancillary products.

During the second quarter of 2024, the Company delivered two systems, expanded one of our existing customers and our exclusive supplier installed our system in multiple locations in Australia.  At the end of the quarter, the Company had casino management systems, table games management systems, DataTrac, KioskTrac, KioskTrac Mobile, SlotSUITE, RePrintEnroll kiosks installed with on-going support and maintenance contracts with over 115 casino operators in over 300 casinos worldwide.  Sales to customers in the United States represented 95.8% of the Company’s total revenues for the three month period ending June 30, 2024.

Results of Operations – Three Months Ended June 30, 2024 Compared to Three months ended June 30, 2023

During the three months ended June 30, 2024, income from operations was $968,772 compared to $668,552, for the three months ended June 30, 2023. The major components of revenues, cost of sales and selling, general and administrative expenses, and the reasons for changes in each, are discussed below.

Revenues

Revenues totaled $ 3,456,195 for the three months ended June 30, 2024 compared to $ 2,436,592, for the three months ended June 30, 2023.

Refer to Note 1 – Revenue, including disaggregated revenues by major product line table, and Major Customers

During the three months ended June 30, 2024, the Company delivered two new systems, expanded one of our current customers and our exclusive supplier installed our system in multiple locations in Australia. During the same period in 2023, the Company delivered four new system and expanded one existing customer and our exclusive supplier installed our system in multiple locations in Australia.

Cost of Sales and Gross Profit

Cost of sales increased to $997,626 for the three months ended June 30, 2024 from $566,507, for the three months ended June 30, 2023 due to the Company installing a greater number of games during the three months ended June 30, 2024.  The following table summarizes our cost of sales for the three months ended June 30, 2024 and 2023, respectively:

	Three Months Ended June 30,
	2024	2023	2024	2023
			(percent of revenues)	(percent of revenues)
System	$591,563	$204,195	17.1%	8.4%
Maintenance	230,416	209,982	6.7%	8.6%
Service and other	175,647	152,330	5.1%	6.3%
Total cost of sales	$997,626	$566,507	28.9%	23.3%
Gross profit	$2,458,569	$1,870,085	71.1%	76.7%

The Company’s gross profit was 71.1% and 76.7% for the three months ended June 30, 2024 and 2023, respectively. This decrease is a result of increased labor and equipment costs associated with the systems installed in the quarter and the decrease to other revenue as a result of a one time payment of $275,000 to a customer as a result of a Company installed promotional product which did not originally function as intended, the promotional product was subsequently corrected.

Selling, General and Administrative Expenses

For the three months ended June 30, 2024, selling, general and administrative expenses were $1,489,797 compared to $1,201,533 for the same period in 2023.  This increase is a result of the company's increase in sales and marketing efforts.

Interest Income

For the three months ended June 30, 2024, interest income was $91,798 compared to $84,145 for the same period in 2023.

Tax Provision

The income tax expense for the three months ended June 30, 2024 was $254,000 as compared to $185,600, for the three months ended June 30, 2023. The effective rate fluctuates significantly due to fluctuations in periodic net income, changes in state apportionment rates and availability of research and development and foreign tax credits.

Net Income

Income before taxes for the three months ended June 30, 2024 was $1,060,570 compared to income before taxes for the three months ended June 30, 2023 of $756,980.  Net income for the three months ended June 30, 2024 was $806,570 compared to net income of $571,380 for the three months ended June 30, 2023. The basic and diluted income per share was $ 0.18 and $ 0.17, respectively, compared to basic and diluted income per share of $ 0.13 and $ 0.12, respectively, for the three months ended June 30, 2024 and 2023, respectively.

Results of Operations – Six Months Ended June 30, 2024 Compared to Six months ended June 30, 2023

During the six months ended June 30, 2024, income from operations was $956,346 compared to $1,005,336, for the six months ended June 30, 2023. The major components of revenues, cost of sales and selling, general and administrative expenses, and the reasons for changes in each, are discussed below.

Revenues

Revenues totaled $ 5,476,991 for the six months ended June 30, 2024 compared to $ 4,739,003, for the six months ended June 30, 2023.

Refer to Note 1 – Revenue, including disaggregated revenues by major product line table, and Major Customers

During the six months ended June 30, 2024, the Company delivered four new systems, expanded one of our current customers and our exclusive supplier installed our system in multiple locations in Australia. During the same period in 2023, the Company delivered five new system and expanded one existing customer and our exclusive supplier installed our system in multiple locations in Australia.

Cost of Sales and Gross Profit

Cost of sales increased to $1,541,827 for the six months ended June 30, 2024 from $988,348, for the six months ended June 30, 2023 due to the Company installing a greater number of games during the six months ended June 30, 2024.  The following table summarizes our cost of sales for the six months ended June 30, 2024 and 2023, respectively:

	Six Months Ended June 30,
	2024	2023	2024	2023
			(percent of revenues)	(percent of revenues)
System	$660,813	$297,154	12.1%	6.3%
Maintenance	485,786	386,662	8.9%	8.2%
Service and other	395,228	304,532	7.2%	6.4%
Total cost of sales	$1,541,827	$988,348	28.2%	20.9%
Gross profit	$3,935,164	$3,750,655	71.8%	79.1%

The Company’s gross profit was 71.8% and 79.1% for the six months ended June 30, 2024 and 2023, respectively. This decrease is a result of increased labor and equipment costs associated with the systems installed in the quarter and the decrease to other revenue as a result of a one time payment of $275,000 to a customer as a result of a Company installed promotional product which did not originally function as intended, the promotional product was subsequently corrected.

Selling, General and Administrative Expenses

For the six months ended June 30, 2024, selling, general and administrative expenses were $2,978,818 compared to $2,745,319 for the same period in 2023.  This increase is a result of the company's increase in sales and marketing efforts.

Interest Income

For the six months ended June 30, 2024, interest income was $177,879 compared to $172,622 for the same period in 2023.

Tax Provision

The income tax expense for the six months ended June 30, 2024 was $317,000 as compared to $275,000, for the six months ended June 30, 2023. The effective rate fluctuates significantly due to fluctuations in periodic net income, changes in state apportionment rates and availability of research and development and foreign tax credits.

Net Income

Income before taxes for the six months ended June 30, 2024 was $1,135,231 compared to income before taxes for the six months ended June 30, 2023 of $1,182,241.  Net income for the six months ended June 30, 2024 was $818,231 compared to net income of $907,241 for the six months ended June 30, 2023. The basic and diluted income per share was $ 0.18, compared to basic and diluted income per share of $ 0.20 for the six months ended June 30, 2024 and 2023, respectively.

Backlog

The Company’s backlog generally consists of incomplete system installations and expansion of offerings for currently installed and supported systems.

The Company had four projects in its backlog at June 30, 2024. The Company had eight projects in its backlog as of June 30, 2023.  As of the filing date of this report, the Company has signed one additional new contract.

The Company is currently serving gaming establishments in seventeen U.S. states, as well as countries in Central and South America, the Caribbean and Australia. The Company aims to pursue further opportunities and strategic partnerships.

Liquidity and Capital Resources

Management believes that the Company has adequate cash to meet its obligations and continue operations for both existing customer contracts and ongoing product development for at least the next 12 months from the date of this filing.  The Company has a $500,000 line of credit and as of June 30, 2024, there were no borrowings outstanding under the line of credit.  The Company’s primary sources of liquidity are cash and cash equivalents, receivables and future cash generated from operations.  As of June 30, 2024, the Company had total cash and cash equivalents of $2,477,772.  Management is not aware of any trends or any known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

Net cash provided by operations for the six months ended June 30, 2024 was $1,061,035 compared to net cash used of $(50,192) for the six month period ending June 30, 2023. This increase was a result of a number of factors including an increase in net income, prepaid insurance and customer deposits, a decrease in inventory, offset partially by an increase in accounts receivable.

For the six months ended June 30, 2024 net cash used in investing activities was $2,026,685 compared to $0 for the same period in 2023.  This increase was a result of the Company investing in certificates of deposit and the capital expenditures related to the opening of the Las Vegas office.

For the six months ended June 30, 2024 net cash used in financing activities was $46,347 compared to $43,315 for the same period in 2023, which was the payment of cash dividends.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of June 30, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 4. Controls and Procedures

Remediation of Previously Disclosed Material Weakness in Internal Controls over Financial Reporting

As previously disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2022, management identified a material weakness as of that date. The identified material weakness was in connection with our design of controls over accounting and reporting of significant, non-recurring events, and complex transactions. In response to the material weakness, with the oversight of the Audit Committee, we implemented changes to our internal control over financial reporting, which consisted primarily of new policies and procedures to assist management in recording such transactions appropriately, particularly related to accounting and reporting of significant, non-recurring events, and complex transactions.  We have completed documentation of these corrective actions and, based on the evidence obtained in validating the design and effectiveness of the implemented control, we have concluded the previously disclosed material weakness has been remediated as of June 30, 2024.

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

As of June 30, 2024, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

Other than the changes described above under “Remediation of Previously Disclosed Material Weakness in Internal Control over Financial Reporting”, there were no changes in the Company’s internal control over financial reporting during the second quarter of 2024 identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated: August 13, 2024	Table Trac, Inc.
(Registrant)

	By:	/s/ Chad Hoehne
Chad Hoehne Chief Executive Officer (principal executive officer)

By:	/s/ Randy Gilbert
Randy Gilbert Chief Financial Officer (principal financial and accounting officer)