Form 10-Q
period 2024-09-30
TABLE TRAC INC
filed 2024-11-14
CIK 1090396

121

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024

or

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

As of November 14, 2024, the registrant had outstanding 4,635,568 shares of common stock, $.001 par value per share.

Table Trac, Inc.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TABLE TRAC, INC.

TABLE TRAC, INC.

CONDENSED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2024	2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,007,323	$3,489,771
Short-term investments	4,573,853	1,502,805
Accounts receivable, net	1,866,107	2,109,193
Inventory, net	2,255,003	2,904,158
Prepaid expenses	437,762	364,886
Net investment in sales type leases - current	74,732	64,310
TOTAL CURRENT ASSETS	11,214,780	10,435,123

LONG-TERM ASSETS
Accounts receivable - long-term	1,267,704	891,351
Property and equipment, net	108,941	38,357
Net investment in sales type leases - long term	63,975	113,621
Software development costs, net	14,189	16,691
Operating lease right-of-use assets	501,906	243,171
TOTAL LONG-TERM ASSETS	1,956,715	1,303,191
TOTAL ASSETS	$13,171,495	$11,738,314

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$287,688	$305,664
Customer deposits	942,556	785,805
Current portion of operating lease liabilities	42,042	114,294
Income tax payable	49,444	165,226
TOTAL CURRENT LIABILITIES	1,321,730	1,370,989

LONG-TERM LIABILITIES
Operating lease liabilities	462,662	126,760
Deferred tax liability	397,000	341,000
TOTAL LIABILITIES	2,181,392	1,838,749

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 25,000,000 shares authorized: 4,756,734 shares issued; and 4,635,568 and 4,634,865 shares outstanding at September 30, 2024 and December 31, 2023, respectively.	4,636	4,635
Additional paid-in capital	2,418,333	2,346,483
Retained earnings	8,789,569	7,771,655
	11,212,538	10,122,773
Treasury stock, 121,166 and 121,869 shares (at cost) at September 30, 2024 and December 31, 2023, respectively.	(222,435)	(223,208)
TOTAL STOCKHOLDERS’ EQUITY	10,990,103	9,899,565

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,171,495	$11,738,314

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Revenues	$2,547,600	$1,836,204	$8,024,590	$6,575,206
Cost of sales	747,293	428,800	2,289,119	1,417,148
Gross profit	1,800,307	1,407,404	5,735,471	5,158,058
Operating expenses:
Selling, general and administrative	1,531,810	1,292,263	4,510,628	4,037,581
Income from operations	268,497	115,141	1,224,843	1,120,477
Other income	0	0	1,006	4,283
Interest income	111,382	78,857	289,261	251,479
Income before taxes	379,879	193,998	1,515,110	1,376,239
Income tax expense	87,500	22,000	404,500	297,000
Net income	$292,379	$171,998	$1,110,610	$1,079,239
Net income per share - basic	$0.06	$0.04	$0.24	$0.24
Net income per share - diluted	$0.06	$0.04	$0.24	$0.23
Weighted-average shares outstanding - basic	4,575,068	4,552,988	4,575,068	4,552,481
Weighted-average shares outstanding - diluted	4,622,938	4,606,488	4,621,840	4,610,786

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock Outstanding		Additional
	Number of	Par	Paid-in	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total
BALANCE, December 31, 2022	4,621,988	$4,622	$2,207,030	$6,297,639	$(233,599)	$8,275,692
Stock compensation expense	0	0	25,224	0	0	25,224
Stock issued to employee from treasury	10,000	10	(7,552)	0	7,542	0
Net income	0	0	0	335,861	0	335,861
BALANCE, March 31, 2023	4,631,988	$4,632	$2,224,702	$6,633,500	$(226,057)	$8,636,777
Stock compensation expense	0	0	25,224	0	0	25,224
Cash dividend	0	0	0	(46,325)	0	(46,325)
Exercise of employee stock options	1,000	1	2,019	0	990	3,010
Net income	0	0	0	571,380	0	571,380
BALANCE, June 30, 2023	4,632,988	$4,633	$2,251,945	$7,158,555	$(225,067)	$9,190,066
Stock compensation expense	0	0	25,224	0	0	25,224
Cash dividend	0	0	0	(46,330)	0	(46,330)
Stock issued for service from treasury	1,877	2	5,760	0	1,859	7,621
Net income	0	0	0	171,998	0	171,998
BALANCE, September 30, 2023	4,634,865	4,635	2,282,929	7,284,223	(223,208)	9,348,579

BALANCE, December 31, 2023	4,634,865	$4,635	$2,346,483	$7,771,655	$(223,208)	$9,899,565
Stock compensation expense	0	0	25,223	0	0	25,223
Cash dividend declared	0	0	0	(46,347)	0	(46,347)
Net income	0	0	0	11,661	0	11,661
BALANCE, March 31, 2024	4,634,865	$4,635	$2,371,706	$7,736,969	$(223,208)	$9,890,102
Stock compensation expense	0	0	25,224	0	0	25,224
Net income	0	0	0	806,570	0	806,570
BALANCE, June 30, 2024	4,634,865	$4,635	$2,396,930	$8,543,539	$(223,208)	$10,721,896
Stock compensation expense	0	0	19,477	0	0	19,477
Cash dividend	0	0	0	(46,349)	0	(46,349)
Stock issued for service from treasury	703	1	1,926		773	2,700
Net income	0	0	0	292,379	0	292,379
BALANCE, September 30, 2024	4,635,568	$4,636	$2,418,333	$8,789,569	$(222,435)	$10,990,103

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended
	September 30,
	2024	2023
OPERATING ACTIVITIES
Net income	$1,110,610	$1,079,239
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	11,573	0
Deferred income taxes	56,000	80,000
Provision for credit losses	0	0
Stock issued for services to non-employee	2,700	7,621
Stock compensation expense	69,924	75,672
Accrued interest on short-term investment	(71,048)	0
Changes in operating assets and liabilities:
Accounts receivable	(133,267)	346,023
Inventory	649,155	(1,208,733)
Prepaid expenses	(72,876)	(36,131)
Net investment in sales type leases	39,224	41,157
Accounts payable, accrued expenses and other	(133,422)	(255,328)
Payroll liabilities	120,361	76,339
Customer deposits	156,751	(667,722)
Income tax receivable and payable	(115,782)	202,674
Net cash provided by (used in) operating activities	1,689,903	(259,189)
INVESTING ACTIVITIES
Capital expenditures	(79,655)	(25,109)
Purchase of short-term investment	(4,500,000)	0
Proceeds from short-term investment	1,500,000	0
Net cash used in investing activities	(3,079,655)	(25,109)
FINANCING ACTIVITIES
Proceeds from employee stock options	0	3,010
Payment of dividends	(92,696)	(92,655)
Net cash used in financing activities	(92,696)	(89,645)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,482,448)	(373,943)

CASH AND CASH EQUIVALENTS
Beginning of period	3,489,771	4,786,923
End of period	$2,007,323	$4,412,980

Non-cash investing and financing activities:
Treasury stock cost related to compensation	$773	$10,391

Supplemental cash flow information:
Cash paid for income taxes	$464,300	$14,300

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Nature of Business and Summary of Significant Accounting Policies –

Basis of Presentation

The accompanying unaudited condensed financial statements of Table Trac, Inc. (the “Company,” or “Table Trac”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The condensed balance sheet as of September 30, 2024 and the condensed statements of operations, stockholders’ equity and cash flows for the three and nine months ended September 30, 2024 and 2023 are unaudited but include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

There were no changes in critical accounting estimates or assumptions for the nine months ended September 30, 2024.

The Company’s significant accounting policies are described in Note 1 of the financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2023.

Concentrations of Risk

The Company maintains its cash balances at two financial institutions. Accounts are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At times throughout the year, the Company’s cash balances exceeded amounts insured by the FDIC. The Company does not believe it is exposed to any significant credit risk on its cash balances.  Cash equivalents represent money market funds or short-term investments with original maturities of three months or less from the date of purchase.

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

Service Revenue and Other Revenue

Service revenue is recognized upon completion of the services and is billed in arrears. The SSP for service revenue is established based upon actual selling prices for the services or prior similar arrangements.  Other revenue includes DataTrac, kiosks and related promotional programs and miscellaneous sales of equipment.  Revenue is recognized upon completion of services or delivery of equipment and is billed in arrears.  During the nine months ended September 30, 2024, the Company recognized variable consideration of $275,000 which resulted in a reduction of revenue in those periods related to the Company paying the one time cash consideration to a customer as a result of certain promotional software not performing in accordance with agreed upon specifications.

The Company offers qualified customers a licensing agreement. Licensing revenue is recognized after the intellectual property (CMS system), the performance obligation, is delivered and in its operational and functional state. The SSP for licensing revenue is established based upon actual selling prices for the license.

The following table summarizes disaggregated revenues by major product line for the three months ended September 30, 2024 and 2023, respectively:

	Three months ended September 30,
	2024	2023	2024	2023
			(percent of revenues)
System revenue	$615,160	$211,775	24.1%	11.6%
Maintenance revenue	1,384,407	1,306,258	54.5%	71.2%
Service and other revenue	548,033	318,171	21.4%	17.2%
Total revenues	$2,547,600	$1,836,204	100.0%	100.0%

The following table summarizes disaggregated revenues by major product line for the nine months ended September 30, 2024 and 2023, respectively:

	Nine months ended September 30,
	2024	2023	2024	2023
			(percent of revenues)
System revenue	$2,954,963	$1,935,083	36.8%	29.5%
Maintenance revenue	3,990,141	3,755,431	49.8%	57.1%
Service and other revenue	1,079,486	884,692	13.4%	13.4%
Total revenues	$8,024,590	$6,575,206	100.0%	100.0%

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

We recognize a contract asset when our performance under a contract precedes our receipt of consideration from a customer, or before payment is due, and our receipt of consideration is conditional upon factors other than the passage of time. A contract asset is recognized when we have an unconditional right to payment for our performance. Our contract asset consists of our in-process installations, for which we have an enforceable right to collect consideration (including a reasonable profit) in the event the services are cancelled by customers.  As of September 30, 2024 and December 31, 2023 we recorded a contract asset of approximately $24,000 and $0, respectively, as a component of accounts receivable.

As of January 1, 2023, the balance of accounts receivable, net and customer deposits were $3,392,281 and $1,485,622, respectively.

The collectability assessment requires the company to use judgement and consider all relevant facts and circumstances. Management exercises judgment in its assessment of collectability of customer funds by considering payment history, current credit status, and available information about the financial condition of the customer, among other factors.  As of  September 30, 2024 and December 31, 2023, approximately $1,293,900 and $2,392,560 for systems installed under contract have not been recorded as revenue or included in accounts receivable based on the collectability assessment performed by the Company.  In accordance with this assessment, the contracts will be assessed in subsequent quarters at which time they may be deemed collectable and the outstanding remaining system revenue will be recognized accordingly.  During the quarter ending September 30, 2024, a casino, previously included in this assessment, discontinued its business operations resulting in the noted decrease. Subsequent to September 30, 2024 the company has received substantially all of the site's inventory installed.

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

Short-term Investments

The Company currently has two certificates of deposit ("CD") being held at a bank; both have original maturities of seven months.   One CD matures in November 2024 and carries an interest rate of 5.25%, while the other matures in February 2025 and has an interest rate of 5.15%.  Certificates of deposit held for investment with an original maturity greater than three months are carried at cost plus accrued interest and reported as short-term investments on the balance sheet.  Interest is paid at maturity.  At times, certain certificates may exceed amounts insured by the FDIC. The Company determines the appropriate classification as short-term or long-term at the time of purchase based on original maturities and management's reasonable redemption expectation. The Company reevaluates such classification at each balance sheet date.

Accounts Receivable / Allowance for credit losses

Accounts receivable are initially recorded at the invoiced amount and carried on the balance sheet at net realizable value as of each balance sheet date.  For receivables related to contracts that contain an interest rate, interest income is recorded upon receipt on the statements of operations.  We maintain an allowance for credit losses for accounts receivable, which is recorded as an offset to accounts receivable, and changes in such are classified as general and administrative expense in the Condensed Statements of Operations. We assess collectibility by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when we identify specific customers with known disputes or collectibility issues. In determining the amount of the allowance for credit losses, we consider historical collectibility based on past due status and make judgments about the creditworthiness of customers based on ongoing credit evaluations. We also consider customer-specific information, current market conditions, and reasonable and supportable forecasts of future economic conditions.  Management believes that receivables, net of the allowance for credit losses, are fully collectable. Accounts receivable are written off when management determines collection is no longer likely. While the ultimate result may differ, management believes that any write-off will not have a material impact on the Company’s financial position.

Major Customers

The following table summarizes the Company's major customers' information for the three months ended September 30, 2024 and 2023:

	For the Three months ended September 30,
	2024		2023
	% Revenues	% AR	% Revenues	% AR
Major	36.5%	37.2%	37.6%	12.2%
All Others	63.5%	62.8%	62.4%	87.8%
Total	100.0%	100.0%	100.0%	100.0%

The following table summarizes the Company's major customers' information for the nine months ended September 30, 2024 and 2023:

	For the Nine months ended September 30,
	2024		2023
	% Revenues	% AR	% Revenues	% AR
Major	38.6%	37.2%	22.7%	12.2%
All Others	61.4%	62.8%	77.3%	87.8%
Total	100.0%	100.0%	100.0%	100.0%

For the three month periods ending  September 30, 2024 and 2023, sales to customers in the United States represent 94.8% and 89.4%, of total revenues, respectively.

A major customer is defined as any customer that represents at least 10% of revenue for a given period or 10% of outstanding account receivable at the end of a period.

Inventory

Inventory, consisting of finished goods, is stated at the lower of cost or net realizable value. The average cost method is used to value inventory. Inventory is reviewed quarterly for the lower of cost or net realizable value and obsolescence. Any material cost found to be above net realizable value or considered obsolete is written down accordingly.  The Company had an obsolescence reserve of $7,697 and $8,768 at September 30, 2024 and  December 31, 2023, respectively.  The total inventory value was $2,255,003 and $2,904,158, as of September 30, 2024 and  December 31, 2023, respectively, which included work-in-process of $112,804 and $396,880 as of  September 30, 2024 and  December 31, 2023, respectively, and the remaining amount is comprised of finished goods. At  September 30, 2024 and  December 31, 2023, the Company had $19,710 and $2,348 of prepaid inventory as a component of prepaid expenses, respectively.

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

Research and Development

Expenditures for research and development costs are expensed as incurred.  Research and development expense were $143,831 and $38,550 for the nine months ended September 30, 2024 and 2023, respectively, and are included in selling, general and administrative expenses on the condensed statements of operations.

Software Development Costs

We expense software development costs, including cost to develop software products to be sold, licensed or marketed to external users, before technological feasibility is reached.  Technological feasibility is typically reached shortly before the release of such products.  As a result, $0 of development costs met these criteria, during 2024 no new costs were capitalized for three and nine months ended September 30, 2024 and 2023.  Capitalized software development costs are currently amortized straight-line over a five year period.

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

2.	Accounts Receivable –

Accounts receivable consisted of the following at:

	September 30,	December 31,
	2024	2023

Accounts receivable - current	$1,930,791	$2,177,813
Less allowance for credit losses	(64,684)	(68,620)
Accounts receivable current - net	$1,866,107	$2,109,193

Accounts receivable - long-term	$1,267,704	$891,351

A roll-forward of the Company’s allowance for credit losses for the nine month periods ended  September 30, 2024 and 2023 are as follows:

	September 30,	September 30,
	2024	2023

Allowance for credit losses, beginning of period	$68,620	$62,000
Adjustments	(3,936)	19,100
Write-off	0	(11,619)
Accounts receivable allowance for credit losses, end of period	64,684	69,481

3.	Net Investment in Sales Type Lease –

In January 2021, the Company entered into a five year lease with a customer for hardware which had an implied interest rate of 6%.

At inception, the Company recorded $210,782 in "Net investment in sales type leases" and derecognized $139,521 from “Inventory" on its condensed balance sheet.  As a result of this transaction the Company recognized $25,562 and $27,586 in profit from sales type leases in its condensed statements of operations for the nine months ended September 30, 2024 and 2023, respectively, and for the nine months ended September 30, 2024 and 2023 the Company recognized $2,963 and $5,014, respectively, of interest income in the Company's condensed statements of operations.

In  December 2022, the Company entered into a five year lease with a customer for hardware which had an implied interest rate of 6%.

At inception, the Company recorded a total $98,279 in "Net investment in sales type leases" and derecognized $46,533 from “Inventory" on its balance sheet. As a result of this transaction the Company recognized $12,175 and $11,468 in profit from sales type leases in its condensed statements of operations for the nine months ended September 30, 2024 and 2023 respectively, and for the nine months ended September 30, 2024 and 2023 the Company recognized $3,025 and $3,732. respectively, of interest income in the Company's condensed statements of operations.

The future minimum lease payments receivable for sales type leases are as follows:

Amount
2024 (remainder)	27,975
2025	71,700
2026	26,875
2027	22,800
Total undiscounted cash flows	149,350
Present value discount	10,643
Net investment in lease as of September 30, 2024	$138,707

The current portion of $74,732 and $64,310 are included in Current Assets on the condensed balance sheet as of September 30, 2024 and December 31, 2023, respectively, and the long term portion of $63,975 and $113,621 are included in Long-Term Assets on the condensed balance sheet as of September 30, 2024 and December 31, 2023, respectively.  The lease contains a purchase option at the conclusion of the lease, which the Company has determined does not meet the probability criterion.  The Company has not recorded an unguaranteed residual asset.

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

On June 19, 2024, we extended our lease for the Minnesota location.  The term of the extension is 75 months and included a $36,000 tenant improvement allowance, which is offsetting the 2024 lease payments.  The extended lease is expiring  October 31, 2031. On September 20, 2022, we extended our lease for the Oklahoma location.  The term of the extension is 36 months expiring August 31, 2025.  On August 24, 2023, we entered into a lease for the Nevada location.  The terms of the lease is 36 months expiring August 31, 2026.

Maturities of our lease liabilities for all operating leases are as follows as of September 30, 2024:

2024 (remainder)	(4,701)
2025	113,330
2026	114,919
2027	77,398
2028	80,486
Thereafter	245,784
Total Lease Payments	627,216
Less: Interest	122,512
Present value of lease liabilities	$504,704

The following table summarizes the Company's operating lease expenses for the nine months ended September 30, 2024 and 2023:

	2024	2023
Operating lease expense	92,127	46,792
Variable lease expense	25,869	24,990
Total lease expense	$117,996	$71,782

We cannot determine the interest rate implicit in our leases.  Therefore, the discount rate represents our estimated incremental interest rates to borrow an amount approximating the aggregate lease payments collateralized by the property at the commencement of the lease.

The following table summarizes the Company's operating lease information for the nine months ended September 30, 2024 and 2023:

	2024	2023

Operating cash flow from operating leases	117,996	71,782
Right of use asset in exchange for new lease labilities	349,031	0
Operating leases
Weighted average remaining lease term - operating leases (years)	5.8	2.5
Weighted average discount rate - operating leases	5.6%	2.9%

5.	Bank Financing –

Revolving Credit Line

The Company has a revolving credit line of up to $500,000 that expires on February 1, 2025. The line of credit is collateralized by all receivables, inventory, equipment, and general intangibles of the Company. The Company had no borrowings under the credit line during the nine months ended September 30, 2024. Interest on outstanding borrowings is payable monthly and charged at the Prime Rate, which was 8.0% and 8.25% subject to a floor of 3.75% during the three months ended  September 30, 2024 and 2023, respectively.

6.	Stockholders’ Equity –

Cash Dividend

For the nine months ending  September 30, 2024 and 2023 the company has paid cash dividends totaling $92,696 and $92,655, respectively.  The 2024 dividends were declared on March 14 and August 9, 2024 with payment dates of April 4 and September 13, 2024, respectively.  The 2023 dividends were declared on May 17 and August 14, 2023 with payments date of June 22 and September 22, 2023, respectively.

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

On  December 15, 2022, former COO Robert Siqveland agreed to and accepted a separation agreement from the Company. Included in this agreement were terms which immediately vested the remaining unvested 12,500 Restricted Stock shares from the  March 25, 2022 grant and the unvested stock options to purchase 20,000 shares that were awarded to him on  May 14, 2021.  In addition, this agreement modified the exercise period of the stock options which now expire on  March 31, 2024.  This was determined to be a modification under ASC 718 and the incremental compensation costs of $39,000 and $37,000, respectively, for the restricted stock and options were recognized immediately in 2022 as a component of selling, general and administrative expenses.  Lastly, Mr. Siqveland received twelve months of severance in two payments.  $100,500 on  April 15, 2023 and $33,500 on  January 15, 2024.

On  December 16, 2022, management of Table Trac, Inc. awarded 16,500 stock options to be distributed to most of its current employees.  These options vested immediately. Grant date fair value of $37,969 was recognized during 2022 as stock compensation expense as a component of selling, general and administration expense.

On March 12, 2023, the Company awarded 10,000 Restricted Stock shares to an employee out of treasury stock. These shares are subject to a three year vesting period.  Grant date fair value of $50,500 was recognized over the vesting period as stock compensation expense as a component of selling, general and administrative expense.

On September 30, 2023, the Company awarded 1,877 Restricted Stock shares to a non-employee out of treasury stock. These shares are subject not subject to a vesting period.  Grant date fair value of $7,620 was recognized as legal expense as a component of selling, general and administrative expense.

On  December 19, 2023, management of Table Trac, Inc. awarded 19,500 stock options to be distributed to most of its current employees.  These options vested immediately. Grant date fair value of $38,331 was recognized during 2023 as stock compensation expense as a component of selling, general and administration expense.

On September 30, 2024 the Company awarded 703 Restricted Stock shares to a non-employee out of treasury stock. These shares are subject not subject to a vesting period.  Grant date fair value of $2,700 was recognized as legal expense as a component of selling, general and administrative expense.

The Company has 60,500 shares of restricted stock outstanding as of September 30, 2024. There were 80,000 shares of restricted stock outstanding at September 30, 2023.

For the three months and nine months ending  September 30, 2024 and 2023, the Company recorded compensation expense related to restricted stock granted of $19,478 and $58,430, respectively as a component of selling, general and administrative expenses.

For the three months and nine months ending  September 30, 2024 and 2023, the Company recorded compensation expense related to stock options granted of $0 and $11,494, respectively as a component of selling, general and administrative expenses.

The fair value of the Company’s stock options issued was estimated using a Black-Scholes option pricing model with the following weighted-average assumptions:

The unvested stock compensation expense is expected to be recognized over a weighted average period of approximately three years. As of  September 30, 2024 and 2023, the remaining unrecognized stock compensation expense for stock options and restricted stock was approximately $173,730 and $268,880, respectively.

The following table summarizes additional information about stock options outstanding and exercisable at September 30, 2024:

Options Outstanding				Options Exercisable
Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
99,750	4.98	$3.25	$86,260	99,750	$3.25	$86,260

The following table summarizes the activity of all stock options outstanding for the nine months ended September 30, 2024 and 2023.

	2024		2023
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	119,750	$2.97	101,500	$2.97
Granted	0	0	-	0
Exercised	0	0	(1000)	3.01
Forfeited	(20,000)	2.42	(500)	5.29
Balance at September 30:	99,750	$3.25	100,000	$2.96

Options Exercisable at September 30:	99,750	$3.25	87,500	$3.04

7.	Income Tax –

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

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Based on its evaluation, the Company believes that it has no significant unrecognized tax positions. The Company’s evaluation was performed for the tax years ended December 31, 2021 through 2023, which are the tax years that remain subject to examination by major tax jurisdictions as of September 30, 2024. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

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

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the three and nine months ended September 30, 2024 and 2023:

	For the Three Months Ended
	September 30,
	2024	2023
Basic and diluted earnings per share calculation:
Net income to common stockholders	$292,379	$171,998
Weighted average number of common shares outstanding - basic	4,575,068	4,552,988
Basic net income per share	$0.06	$0.04
Weighted average number of common shares outstanding - diluted	4,622,938	4,606,488
Diluted net income per share	$0.06	$0.04

	For the Nine Months Ended
	September 30,
	2024	2023
Basic and diluted earnings per share calculation:
Net income to common stockholders	$1,110,610	$1,079,239
Weighted average number of common shares outstanding - basic	4,575,068	4,552,481
Basic net income per share	$0.24	$0.24
Weighted average number of common shares outstanding - diluted	4,621,840	4,610,786
Diluted net income per share	$0.24	$0.23

For the three and nine month period ended  September 30, 2024 and 2023, there were common stock equivalents that had a dilutive effect of approximately 47,870 and 46,772, and 53,500 and 58,300 shares, respectively.

9.	Subsequent Event –

On November 8, 2024, Table Trac Inc. announced that its Board of Directors declared a cash dividend of $0.01 per share on the company’s common stock. The dividend will be payable on December 13, 2024, to shareholders of record at the close of business on November 29, 2024.

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

During the third quarter of 2024, the Company delivered two systems.  At the end of the quarter, the Company had casino management systems, table games management systems, DataTrac, KioskTrac, KioskTrac Mobile, SlotSUITE, RePrintEnroll kiosks installed with on-going support and maintenance contracts with over 115 casino operators in over 300 casinos worldwide.  Sales to customers in the United States represented 95.8% of the Company’s total revenues for the three month period ending September 30, 2024.

Results of Operations – Three Months Ended September 30, 2024 Compared to Three months ended September 30, 2023

During the three months ended September 30, 2024, income from operations was $268,497 compared to $115,141, for the three months ended September 30, 2023. The major components of revenues, cost of sales and selling, general and administrative expenses, and the reasons for changes in each, are discussed below.

Revenues

Revenues totaled $2,547,600 for the three months ended September 30, 2024 compared to $ 1,836,204, for the three months ended September 30, 2023.

Refer to Note 1 – Revenue, including disaggregated revenues by major product line table, and Major Customers

During the three months ended September 30, 2024, the Company delivered two new systems. During the same period in 2023, the Company delivered four new system and expanded one existing customer and our exclusive supplier installed our system in multiple locations in Australia.

Cost of Sales and Gross Profit

Cost of sales increased to $747,293 for the three months ended September 30, 2024 from $428,800, for the three months ended September 30, 2023 due to the Company installing a greater number of hardware items during the three months ended September 30, 2024.  The following table summarizes our cost of sales for the three months ended September 30, 2024 and 2023, respectively:

	Three Months Ended September 30,
	2024	2023	2024	2023
			(percent of revenues)	(percent of revenues)
System	$214,176	$33,430	8.4%	1.8%
Maintenance	237,535	239,609	9.3%	13.0%
Service and other	295,582	155,761	11.6%	8.5%
Total cost of sales	$747,293	$428,800	29.3%	23.3%
Gross profit	$1,800,307	$1,407,404	70.7%	76.7%

The Company’s gross profit was 70.7% and 76.7% for the three months ended September 30, 2024 and 2023, respectively. This decrease is a result of increased labor and equipment costs associated with the systems installed in the quarter.

Selling, General and Administrative Expenses

For the three months ended September 30, 2024, selling, general and administrative expenses were $1,531,810 compared to $1,292,263 for the same period in 2023.  This increase is a result of the company's increase in sales and marketing efforts.

Interest Income

For the three months ended September 30, 2024, interest income was $111,382 compared to $78,857 for the same period in 2023.

Tax Provision

The income tax expense for the three months ended September 30, 2024 was $87,500 as compared to $22,000, for the three months ended September 30, 2023. The effective rate fluctuates significantly due to fluctuations in periodic net income, changes in state apportionment rates and availability of research and development and foreign tax credits.

Net Income

Income before taxes for the three months ended September 30, 2024 was $379,879 compared to income before taxes for the three months ended September 30, 2023 of $193,998.  Net income for the three months ended September 30, 2024 was $292,379 compared to net income of $171,998 for the three months ended September 30, 2023. The basic and diluted income per share was $0.06 compared to basic and diluted income per share of $0.04 for the three months ended September 30, 2024 and 2023, respectively.

Results of Operations – Nine Months Ended September 30, 2024 Compared to Nine months ended September 30, 2023

During the nine months ended September 30, 2024, income from operations was $1,224,843 compared to $1,120,477, for the nine months ended September 30, 2023. The major components of revenues, cost of sales and selling, general and administrative expenses, and the reasons for changes in each, are discussed below.

Revenues

Revenues totaled $ 8,024,590 for the nine months ended September 30, 2024 compared to $ 6,575,206, for the nine months ended September 30, 2023.

Refer to Note 1 – Revenue, including disaggregated revenues by major product line table, and Major Customers

During the nine months ended September 30, 2024, the Company delivered six new systems, expanded one of our current customers and our exclusive supplier installed our system in multiple locations in Australia. During the same period in 2023, the Company delivered nine new system and expanded one existing customer and our exclusive supplier installed our system in multiple locations in Australia.

Cost of Sales and Gross Profit

Cost of sales increased to $2,289,119 for the nine months ended September 30, 2024 from $1,417,148, for the nine months ended September 30, 2023 due to the Company installing a greater number of hardware items during the nine months ended September 30, 2024.  The following table summarizes our cost of sales for the nine months ended September 30, 2024 and 2023, respectively:

	Nine Months Ended September 30,
	2024	2023	2024	2023
			(percent of revenues)	(percent of revenues)
System	$855,330	$330,584	10.7%	5.0%
Maintenance	726,110	626,271	9.0%	9.5%
Service and other	707,679	460,293	8.8%	7.0%
Total cost of sales	$2,289,119	$1,417,148	28.5%	21.6%
Gross profit	$5,735,471	$5,158,058	71.5%	78.4%

The Company’s gross profit was 71.5% and 78.4% for the nine months ended September 30, 2024 and 2023, respectively. This decrease is a result of increased labor and equipment costs associated with the systems installed in the quarter and the decrease to other revenue as a result of a one time payment of $275,000 to a customer as a result of a Company installed promotional product which did not originally function as intended, the promotional product was subsequently corrected.

Selling, General and Administrative Expenses

For the nine months ended September 30, 2024, selling, general and administrative expenses were $4,510,628 compared to $4,037,581 for the same period in 2023.  This increase is a result of the company's increase in sales and marketing efforts.

Interest Income

For the nine months ended September 30, 2024, interest income was $289,261 compared to $251,479 for the same period in 2023.

Tax Provision

The income tax expense for the nine months ended September 30, 2024 was $404,500 as compared to $297,000, for the nine months ended September 30, 2023. The effective rate fluctuates significantly due to fluctuations in periodic net income, changes in state apportionment rates and availability of research and development and foreign tax credits.

Net Income

Income before taxes for the nine months ended September 30, 2024 was $1,515,110 compared to income before taxes for the nine months ended September 30, 2023 of $1,376,239.  Net income for the nine months ended September 30, 2024 was $1,110,610 compared to net income of $1,079,239 for the nine months ended September 30, 2023. The basic and diluted income per share was $0.24, compared to basic and diluted income per share of $0.24 and $0.23 for the nine months ended September 30, 2024 and 2023, respectively.

Backlog

The Company’s backlog generally consists of incomplete system installations and expansion of offerings for currently installed and supported systems.

The Company had five projects in its backlog at September 30, 2024. The Company had five projects in its backlog as of September 30, 2023.  As of the filing date of this report, the Company has signed one additional new contract.

The Company is currently serving gaming establishments in seventeen U.S. states, as well as countries in Central and South America, the Caribbean and Australia. The Company aims to pursue further opportunities and strategic partnerships.

Liquidity and Capital Resources

Management believes that the Company has adequate cash to meet its obligations and continue operations for both existing customer contracts and ongoing product development for at least the next 12 months from the date of this filing.  The Company has a $500,000 line of credit and as of September 30, 2024, there were no borrowings outstanding under the line of credit.  The Company’s primary sources of liquidity are cash and cash equivalents, short-term investments, receivables and future cash generated from operations.  As of September 30, 2024, the Company had total cash and cash equivalents of $2,007,323 and short-term investments of $4,573,853  Management is not aware of any trends or any known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

Net cash provided by operations for the nine months ended September 30, 2024 was $1,689,903 compared to net cash used of $(259,189) for the nine month period ending September 30, 2023. This increase was a result of a number of factors including an increase in net income, prepaid insurance and customer deposits, a decrease in inventory, offset partially by an increase in accounts receivable.

For the nine months ended September 30, 2024 net cash used in investing activities was $3,079,655 compared to $25,109 for the same period in 2023.  This increase was a result of the Company investing in certificates of deposit and the capital expenditures related to the opening of the Las Vegas office.

For the nine months ended September 30, 2024 net cash used in financing activities was $92,696 compared to $89,645 for the same period in 2023, which was the primarily the payment of cash dividends.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of September 30, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures  (proposed - getting feed back from the lawyers)

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

As of September 30, 2024, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2024 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 14, 2024	Table Trac, Inc.
(Registrant)

	By:	/s/ Chad Hoehne
Chad Hoehne Chief Executive Officer (principal executive officer)

By:	/s/ Randy Gilbert
Randy Gilbert Chief Financial Officer (principal financial and accounting officer)