Form 10-K
period 2024-12-31
TABLE TRAC INC
filed 2025-03-19
CIK 1090396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 28, 2024 was approximately $13.6 million based on the average bid and asking price of the registrant’s common stock on that date ($4.05 per share). As of March 19 2025, the registrant had outstanding 4,639,523 shares of common stock, $.001 par value per share.

DOCUMENTS INCORPORATED IN PART BY REFERENCE

Part III incorporates by reference certain information from the Registrant’s definitive proxy statement (the “Proxy Statement”) for the 2025 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2024.

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

TABLE TRAC INSTALLATIONS

Table Trac currently has casino management systems, table games management systems, DataTrac, KioskTrac, KioskTrac Mobile, SlotSUITE, RePrintEnroll kiosks installed with on-going support and maintenance contracts with over 115 casino operators in over 300 casinos in the U.S., Australia, Caribbean, Central and South America.

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

HUMAN CAPITAL

As of December 31, 2024, the Company had 38 full-time equivalents with an employee headcount of 38.

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

RECENT DEVELOPMENTS

The Company signed eleven new customer contracts in 2024 expanding the Company’s presence in Iowa, Kansas, Nevada, New Mexico, Washington and Panama. At the end of 2024, the Company had casino management systems, table games management systems and ancillary products installed with on-going support and maintenance contracts with 115 casino operators in over 300 casinos.

At the Company’s annual stockholder meeting in May 2024, the Company’s stockholders re-elected Chad Hoehne, Thomas Mertens and William Martinez to serve on the Board of Directors (the "Board") until the next annual meeting of stockholders of their successors are duly elected. The board appointed Mr. Hoehne as Chairman of the Board, while Mr. Mertens was appointed to serve as chairman of the audit and compensation committees. Mr. Martinez was appointed to serve as chairman of the compliance committee.

On October 3, 2024, the Board increased the number of directors serving on the Board to four members.  The Board appointed Andrew Berger as a director of the Company. The Board has determined that Mr. Berger qualifies as an “independent “director as defined under Securities and Exchange Commission rules. Mr. Berger has also been appointed to the Company’s Compensation and Audit Committees.

During 2024, the Company participated in several key industry trade shows and conferences, including, the Indian Gaming Association Trade Show and Conference, the Oklahoma Indian Gaming Association Trade Show and Conference, and Global Gaming Expo (G2E), the industry’s premier event. The Company holds licenses for the following states: California, Iowa, Kansas, Louisiana, Maryland, Minnesota, Mississippi, Nevada, West Virginia and Wisconsin, which will allow the Company to pursue sales in these territories.

In February 2020, the Company obtained a $500,000 line of credit with a lender.  The Company has renewed this line of credit through February 2026.

Available Information

The SEC maintains a website that contains reports, proxy statements and other information that the Company files electronically with the SEC. These materials may be obtained electronically by accessing the SEC’s website at www.sec.gov.

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

●	global geopolitical events such as terrorist attacks and other acts of war or hostility, including the war in Ukraine;

●	global health concerns, including pandemics, epidemics, or outbreaks of infectious or contagious diseases such as COVID-19;

●	natural disasters such as major fires, floods, hurricanes and earthquakes; and

●	inability of our customers to operate due to regulatory disputes or inability to meet their debt obligations.

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

Our success depends on our customers leasing or buying our products to expand their existing operations, replacing existing gaming management products or equipping a new casino. Any slowdown in the replacement cycle on the part of our customers may negatively impact our operations.

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

We will become subject to regulation in any jurisdiction where our customers operate in the future. To expand into any such jurisdiction, we may need to be licensed or obtain approvals of our products or services. If we do not receive, or receive a license, or our license is revoked in a particular jurisdiction for our products, we would not be able to sell or place our products in that jurisdiction. Any such outcome could materially and adversely affect our results of operations and any growth plans for our business.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cyber Security.

Risk Management and Strategy

We have implemented cybersecurity and data protection policies and procedures to assess, identify and manage risks from cybersecurity threats. Risks from cybersecurity threats are regularly evaluated as a part of our broader risk management activities and as a fundamental component of our internal control system. Our employees receive awareness notices and are informed about new email threats and recent phishing attempts and email frauds. We have capable employees with significant expertise in cybersecurity related to our industry. We evaluate, create and deploy advanced technologies for continuous cybersecurity monitoring across our information technology environment which are designed to prevent, detect, and minimize cybersecurity attacks, as well as alert management of such attacks.  We also engage third-party service providers and consults to support our cyber risk management efforts, including through periodic security testing.

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

Item 2. Properties.

The Company has a lease on corporate office space in Minnetonka, Minnesota.  On June 19, 2024, we extended our lease for the Minnesota location.  The term of the extension is 75 months and included a $36,000 tenant improvement allowance, which is offsetting the 2024 lease payments.  The extended lease is expiring on October 21, 2031 and includes over 4,400 square feet of office and warehouse space. The monthly rent payment is approximately $4,300 with periodic escalators to approximately $7,700 per month, excluding operating expenses.

Additionally, the Company leases two additional offices spaces.  One location is in Oklahoma City, Oklahoma which expires on August 31, 2025. The monthly rent payment is approximately $1,200 excluding operating expenses.  The other is in Las Vegas, Nevada which expires on August 31, 2026.  The monthly rent payment is approximately $4,500 with periodic escalators to approximately $5,000 per month, excluding operating expenses.

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

Holders: As of March 19, 2025, the Company had outstanding 4,639,523 shares of common stock held by approximately 550 holders of record.

Dividends:  Dividends totaling $0.03 per share were declared and paid in 2024 and 2023.  The Company may continue to pay dividends in the future.

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

The Company had five projects in its backlog as of December 31, 2024.  The Company had three projects in its backlog at December 31, 2023.  As of the filing date of this report, the Company has signed two new contracts with customers in 2025.

The Company is currently serving gaming establishments in seventeen states in the U.S., as well as countries in Central and South America, the Caribbean and Australia. The Company aims to pursue further opportunities and strategic partnerships.

LIQUIDITY AND CAPITAL RESOURCES

Management believes that the Company has adequate cash to meet its obligations and continue operations for both existing customer contracts and ongoing product development for at least the next twelve months from the date of this filing.  The Company’s primary sources of liquidity are cash, cash equivalents, short term investments, receivables, and future cash generated from operations.

In addition, the Company has a $500,000 line of credit with a lender. As of December 31, 2024, no amount was outstanding. The line of credit expires on February 1, 2026.

The Company’s cash and cash equivalents position at December 31, 2024 was $2,257,696, a decrease of $1,232,075 from $3,489,771 at December 31, 2023.  This decrease was primarily the result of the Company investing in certificates of deposit.

Net cash flows provided by operating activities during the year ended December 31, 2024 was $2,018,053 an increase of $1,623,113 from $394,940 for the year ended December 31, 2023. This increase was primarily due to a decrease in inventory and an increase in customer deposits.

Net cash used in investing activities was $3,111,075 during the year ended December 31, 2024, compared to $1,556,113 for the year ended December 31, 2023. This increase was a result of the Company's investing in certificates of deposit and the capital expenditures related to the opening of the Las Vegas office.

For the year ending December 31, 2024 net cash used in financing activities was $139,053, which was primarily the payment of dividends.  For the year ended December 31, 2023 net cash used was $135,979.

On December 31, 2024, total stockholders’ equity was $11,462,081 compared to $9,899,565 on December 31, 2023, an increase of $1,562,516 or 15.8%, which was primarily due to 2024 net income.

The Company did not have any off-balance sheet arrangements as of December 31, 2024.

RESULTS OF OPERATIONS, YEAR ENDED December 31, 2024 COMPARED TO YEAR ENDED December 31, 2023

The most significant events that affected the 2024 results of operations were the Company’s installation of eight casino management systems and expanding two existing customers systems.

Revenue

See Note 1: Revenue, disaggregated revenues by major product line table

Total revenues increased $1,677,174, a 17.7% increase, as a result of increases in system, maintenance and other sales. System sales increased $760,105, a 23% increase, due to an increase in the number and size of site installations in 2024 compared to 2023. Maintenance revenue increased $393,205, an 7.9% increase, due to the increase in our customer base from 2023 to 2024. Service and other revenue, which includes DataTrac, KioskTrac, KioskTrac Mobile, SlotSUITE, RePrintEnroll kiosks and licensing agreements increased $523,863, or approximately 45%, as a result of an increase in DataTrac services, SlotSUITE and promotional kiosk products sold.

During 2024, the Company delivered a total of eight systems and expanded two systems in the United States.  During 2023, the Company delivered thirteen systems.

Cost of Sales and Gross Profit

Cost of sales increased 34.2% to $3,270,733 in 2024 from $2,436,449 in 2023. The increase of $834,284 was primarily due to an increase in volume and size of installations. The following table summarizes our cost of sales:

	Year Ended December 31,
	2024	2023	2024	2023
			(percent of revenues)	(percent of revenues)
System	$1,209,320	$820,936	10.8%	8.7%
Maintenance	1,042,247	929,177	9.3%	9.8%
Service and other	1,019,166	686,336	9.1%	7.2%
Total cost of sales	$3,270,733	$2,436,449	29.2%	25.7%
Gross profit	$7,893,293	$7,050,404	70.8%	74.3%

The gross profit in 2024 totaled $7,893,293 or 71% of sales compared with $7,050,404 or 74% of sales in 2023.  This decrease of gross margin percentage in 2024 is primarily due to the Company recognizing variable consideration of $275,000 which resulted in a reduction of income related to the Company paying a one time cash consideration to a customer as a result of a Company installed promotional product which did not originally function as intended.  The promotional product was subsequently corrected during 2024.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 15% to $6,175,668 in 2024 from $5,374,687 in 2023. This increase of $800,981 was primarily due to an increase in the Company's sales and marketing efforts, an increase in sales commissions and an increase in gross wages.

Other Income

Other income totaled $2,587 in 2024 compared to $4,283 in 2023.

Interest Income

Interest income increased to $388,716 in 2024, compared to $330,005 in 2023, primarily due to the increase of interest income from cash being invested into multiple certificates of deposit.

Income Tax Expense

The income tax expense was $532,500 in 2024, for an effective rate of 25.3%, compared to income tax expense of $397,000 for an effective rate of 20.1% in 2023. The change in the effective rate is primarily due to changes in non-taxable income, non-deductible expenses and generation/utilization of tax credits.

Net Income

The net income for 2024 was $1,576,428 compared to net income of $1,613,005 for 2023, which is a decrease of $36,577.

The basic and diluted earnings per share in 2024 were $ 0.34, compared to basic and diluted earnings per share of $ 0.35 in 2023.

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

Management’s assessment of collectability at both contract inception and on an ongoing basis resulted in the determination that some of our contracts did not meet the criterion for collectability.  The balance of these contracts are not included as part of accounts receivable on the balance sheet.  Accordingly, for these contracts whereby the collectability criterion has not been met, revenue will be recognized as payments are received.  During the years ended December 31, 2024 and 2023, the Company has determined that approximately $1,229,290 and $2,392,560 for these systems did not meet the revenue recognition collectability criterion.   Management considered the following facts and circumstances in its determination: these installations are subject to different regulators than our current customer base; Payments have not been received for items invoiced; one customer has a large debtor in a senior position to Table Trac. Both contracts will continue to be recognized on a cash basis subject to ongoing collectability assessment. A change in the collectability assessment in a future period may allow the Company to recognize revenue prior to collecting cash.  During the quarter ending September 30, 2024, a casino, previously included in this assessment, discontinued its business operations resulting in the noted decrease. The company has received substantially all of the site's inventory installed.

Maintenance Revenue

Maintenance revenue is recognized ratably over the contract period. The SSP for maintenance is based upon the renewal rate for contracted services.

Lease Revenue

The Company derives a portion of its revenue from a sales type leasing arrangement in accordance with ASC 842. The Company leases hardware to a customer and receives monthly payments.

Service Revenue and Other Revenue

Service revenue is recognized upon completion of the services and are billed in arrears. The SSP for service revenue is established based upon actual selling prices for the services or prior similar arrangements.

Other revenue includes DataTrac, kiosks and related promotional programs and miscellaneous sales of equipment.  Revenue is recognized upon completion of services or delivery of equipment and is billed in arrears.  During 2024, the Company recognized variable consideration of $275,000 which resulted in a reduction of revenue in those periods related to the Company paying the one time cash consideration to a customer as a result of certain promotional software not performing in accordance with agreed upon specifications.

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

Inventory

Inventory, consisting of finished goods, is stated at the lower of cost or net realizable value. The average cost method is used to value inventory. Inventory is reviewed annually for the lower of cost or net realizable value and obsolescence. Any material cost found to be above market value or considered obsolete is written down accordingly. The Company had $7,697 and $8,768 of obsolescence reserves at December 31, 2024 and 2023, respectively.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Table Trac, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Table Trac, Inc. (the Company) as of December 31, 2024 and 2023, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the financial statements).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

We have audited the accompanying balance sheets of Table Trac, Inc. (the Company) as of December 31, 2024 and 2023, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the financial statements).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

We have served as the Company’s auditor since 2015.

/s/ Boulay PLLP

Minneapolis, Minnesota

March 19, 2025

PCAOB ID:542

TABLE TRAC, INC.

BALANCE SHEETS

	December 31,	December 31,
	2024	2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,257,696	$3,489,771
Short-term investments	4,627,744	1,502,805
Accounts receivable, net	2,343,062	2,109,193
Inventory, net	1,935,679	2,904,158
Prepaid expenses	534,767	364,886
Net investment in sales type leases - current	75,858	64,310
Income tax receivable	50,156	0
TOTAL CURRENT ASSETS	11,824,962	10,435,123

LONG-TERM ASSETS
Accounts receivable - long-term	1,011,355	891,351
Property and equipment, net	149,669	38,357
Net investment in sales type leases - long term	46,924	113,621
Software development costs, net	13,355	16,691
Operating lease right-of-use assets	474,157	243,171
TOTAL LONG-TERM ASSETS	1,695,460	1,303,191
TOTAL ASSETS	$13,520,422	$11,738,314

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$216,944	$305,664
Customer deposits	870,602	785,805
Current portion of operating lease liabilities	80,999	114,294
Income tax payable	0	165,226
TOTAL CURRENT LIABILITIES	1,168,545	1,370,989

LONG-TERM LIABILITIES
Operating lease liabilities	435,796	126,760
Deferred tax liability	454,000	341,000
TOTAL LIABILITIES	2,058,341	1,838,749

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 25,000,000 shares authorized: 4,756,734 shares issued; and 4,635,568 and 4,634,865 shares outstanding at December 31, 2024 and December 31, 2023, respectively.	4,636	4,635
Additional paid-in capital	2,470,850	2,346,483
Retained earnings	9,209,030	7,771,655
	11,684,516	10,122,773
Treasury stock, 121,166 and 121,869 shares (at cost) at December 31, 2024 and December 31, 2023, respectively.	(222,435)	(223,208)
TOTAL STOCKHOLDERS’ EQUITY	11,462,081	9,899,565

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,520,422	$11,738,314

The accompanying notes are an integral part of these financial statements.

TABLE TRAC, INC.

STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2024	2023

Revenues	$11,164,026	$9,486,853
Cost of sales	3,270,733	2,436,449
Gross profit	7,893,293	7,050,404
Operating expenses:
Selling, general and administrative	6,175,668	5,374,687
Income from operations	1,717,625	1,675,717
Other income	2,587	4,283
Interest income	388,716	330,005
Income before taxes	2,108,928	2,010,005
Income tax expense	532,500	397,000
Net income	$1,576,428	$1,613,005
Net income per share - basic	$0.34	$0.35
Net income per share - diluted	$0.34	$0.35
Weighted-average shares outstanding - basic	4,569,933	4,553,080
Weighted-average shares outstanding - diluted	4,623,161	4,619,046

The accompanying notes are an integral part of these financial statements.

TABLE TRAC, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock Outstanding		Additional
	Number of	Par	Paid-in	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total
BALANCE, December 31, 2022	4,621,988	$4,622	$2,207,030	$6,297,639	$(233,599)	$8,275,692
Stock compensation expense	0	0	139,226	0	0	139,226
Cash dividends	0	0	0	(138,989)	0	(138,989)
Exercise of employee stock options	1,000	1	2,019	0	990	3,010
Stock issued to employees from treasury	10,000	10	(7,552)		7,542	0
Stock issued for service from treasury	1,877	2	5,760	0	1,859	7,621
Net income	0	0	0	1,613,005	0	1,613,005
BALANCE, December 31, 2023	4,634,865	$4,635	$2,346,483	$7,771,655	$(223,208)	$9,899,565
Stock compensation expense	0	0	122,441	0	0	122,441
Cash dividends	0	0	0	(139,053)	0	(139,053)
Stock issued for service from treasury	703	1	1,926	0	773	2,700
Net income	0	0	0	1,576,428	0	1,576,428
BALANCE, December 31, 2024	4,635,568	$4,636	$2,470,850	$9,209,030	$(222,435)	$11,462,081

The accompanying notes are an integral part of these financial statements.

TABLE TRAC, INC.

STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2024	2023
OPERATING ACTIVITIES
Net income	$1,576,428	$1,613,005
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	21,099	1,065
Deferred income taxes	113,000	10,000
Provision for credit losses	5,108	46,934
Stock issued for services to non-employee	2,700	7,621
Stock compensation expense	122,441	139,226
Accrued interest on short-term investment	(124,939)	(2,805)
Noncash lease expense	44,755	0
Gain on sale of equipment	(18,000)	0

Changes in operating assets and liabilities:
Accounts receivable	(358,981)	344,803
Inventory	968,479	(1,343,983)
Prepaid expenses	(169,881)	52,368
Net investment in sales type leases	55,149	57,686
Accounts payable, accrued expenses and other	(164,326)	(109,922)
Payroll liabilities	75,606	(10,665)
Customer deposits	84,797	(699,817)
Income tax receivable and payable	(215,382)	289,424
Net cash provided by operating activities	2,018,053	394,940
INVESTING ACTIVITIES
Capital expenditures	(129,075)	(39,422)
Proceeds from sale of equipment	18,000	0
Purchase of short-term investment	(6,561,614)	(1,500,000)
Proceeds from short-term investment	3,561,614	0
Capitalized software development costs	0	(16,691)
Net cash used in investing activities	(3,111,075)	(1,556,113)
FINANCING ACTIVITIES
Proceeds from employee stock options	0	3,010
Payment of dividends	(139,053)	(138,989)
Net cash used in financing activities	(139,053)	(135,979)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,232,075)	(1,297,152)

CASH AND CASH EQUIVALENTS
Beginning of year	3,489,771	4,786,923
End of year	$2,257,696	$3,489,771

Non-cash investing and financing activities:
Treasury stock cost related to compensation for service	$773	$10,391

Supplemental cash flow information:
Cash paid for income taxes	$634,882	$97,576

The accompanying notes are an integral part of these financial statements.

TABLE TRAC INC.

Notes to Financial Statements

December 31, 2024 and 2023

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

Major Customers

The following table summarizes major customers' information for the years ended December 31, 2024 and 2023:

	For the Years ended December 31,
	2024		2023
	% Revenues	% AR	% Revenues	% AR
Major	33.9%	47.5%	19.2%	0.0%
All Others	66.1%	52.5%	80.8%	100.0%
Total	100.0%	100.0%	100.0%	100.0%

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

Lease Revenue

The Company derives a portion of its revenue from a sales type leasing arrangement in accordance with ASC 842. The Company leases hardware to a customer and receives monthly payments.

Service Revenue and Other Revenue

Service revenue is recognized upon completion of the services and are billed in arrears. The SSP for service revenue is established based upon actual selling prices for the services or prior similar arrangements.

Other revenue includes DataTrac, a visual analysis platform to make casino performance decisions apparent & readily available on a daily basis, KioskTrac and Kiosks and related promotional programs and miscellaneous sales of equipment.  Revenue is recognized upon completion of services or delivery of equipment and is billed in arrears.  During 2024, the Company recognized variable consideration of $275,000 which resulted in a reduction of revenue related to the Company paying a one time cash consideration to a customer as a result of certain promotional software not performing in accordance with agreed upon specifications.

The Company offers qualified customers a licensing agreement. Licensing revenue is recognized after the intellectual property (CMS system), the performance obligation, is delivered and in its operational and functional state. The SSP selling price for licensing revenue is established based upon actual selling prices for the license.

The following table summarizes disaggregated revenues by major product line for the years ended December 31, 2024 and 2023, respectively:

	Years ended December 31,
	2024	2023	2024	2023
			(percent of revenues)
System revenue	$4,090,263	$3,330,158	36.6%	35.1%
Maintenance revenue	5,378,620	4,985,415	48.2%	52.6%
Service and other revenue	1,695,143	1,171,280	15.2%	12.3%
Total revenues	$11,164,026	$9,486,853	100.0%	100.0%

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

We recognize a contract asset when our performance under a contract precedes our receipt of consideration from a customer, or before payment is due, and our receipt of consideration is conditional upon factors other than the passage of time. A contract asset is recognized when we have an unconditional right to payment for our performance. Our contract asset consists of our in-process installations, for which we have an enforceable right to collect consideration (including a reasonable profit) in the event the services are cancelled by customers.  As of  December 31, 2024 and 2023, we recorded a contract asset of approximately $68,400 and $0 respectively as a component of accounts receivable.

Customer deposits are received upon the execution of a contract.  Upon successful installation or delivery of a contract, the deposit is recognized as revenue.  For the year ending December 31, 2024, customer deposits increased $84,797 because of the increase in contracts in backlog at the end of 2024.

As of January 1, 2023, the balance of accounts receivable, net and customer deposits were $3,392,281 and $1,485,622, respectively.

The collectability assessment requires the company to use judgement and consider all relevant facts and circumstances. Management exercises judgment in its assessment of collectability of customer funds by considering payment history, current credit status, and available information about the financial condition of the customer, among other factors.  As of  December 31, 2024 and 2023, approximately $1,229,290 and $2,392,560 for systems installed under contract have not been recorded as revenue or included in accounts receivable based on the collectability assessment performed by the Company.  In accordance with this assessment, the contracts will be assessed in subsequent periods at which time they  may be deemed collectable and the outstanding remaining system revenue will be recognized accordingly.

The collectability assessment requires the company to use judgement and consider all relevant facts and circumstances.

We evaluate the interest rates in customer contracts with extended payment terms, representing a significant financing component. These rates range from approximately 2% to 8% and we believe those to be appropriate market interest rates for the financing component.

Geographic Concentrations

The Company sells its technologies and services to casinos in the United States, Australia, Japan, the Caribbean and countries in both Central and South America. For 2024 and 2023, 93.6% and 91.1% of the Company’s revenues were from the United States, all other geographical locations were less than 10%.

As of December 31, 2024 and 2023, 93.1% and 88.4% of the Company’s accounts receivable were from the United States, all other geographical locations were less than 10%.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, certificates of deposit, accounts receivable, accounts payable and accrued expenses. Fair value estimates are at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and matters of significant judgment and therefore cannot be determined with precision. The Company considers the carrying values of its financial instruments to approximate fair value due to their short-term nature.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Short-term Investments

The Company currently has two certificates of deposit ("CD") being held at a bank; both have original maturities of seven to eleven months.   One CD matures in  February 2025 and carries an interest rate of 4.70%, while the other matures in  November 2025 and has an interest rate of 4.50%.  Certificates of deposit held for investment with an original maturity greater than three months are carried at cost plus accrued interest and reported as short-term investments on the balance sheet.  Interest is paid at maturity.  At times, certain certificates  may exceed amounts insured by the FDIC. The Company determines the appropriate classification as short-term or long-term at the time of purchase based on original maturities and management's reasonable redemption expectation. The Company reevaluates such classification at each balance sheet date.  The total short-term investments were $4,627,744 and $1,502,805 as of December 31, 2024 and 2023, respectively.

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

Inventory

Inventory, consisting of finished goods, is stated at the lower of cost or net realizable value. The average cost method is used to value inventory. Inventory is reviewed quarterly for the lower of cost or net realizable value and obsolescence. Any material cost found to be above net realizable value or considered obsolete is written down accordingly. The Company had $7,697 and $8,768 of obsolescence reserve at December 31, 2024 and 2023, respectively. The total inventory value was $1,935,679 and $2,904,158 as of December 31, 2024 and 2023, respectively, which included work-in-process of $147,724 and $117,218 as of December 31, 2024 and 2023, respectively, and the remaining amount is comprised of finished goods. At  December 31, 2024 and 2023, the Company had $50,068 and $2,348 of prepaid inventory as a component of prepaid expenses, respectively.

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

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Based on its evaluation, the Company believes that it has no significant unrecognized tax positions. The Company’s evaluation was performed for the tax years ended December 31, 2021 through 2024, which are the tax years that remain subject to examination by major tax jurisdictions as of December 31, 2024. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to its financial results. In accordance with current guidance, the Company classifies interest and penalties as income tax expense as incurred.

Research and Development

Expenditures for research and product development costs, before technological feasibility is reached are expensed as incurred. Research and development expenses were $243,357 and $208,313 for the years ended December 31, 2024 and 2023, respectively, and are included in selling, general and administrative expenses on the statements of operations.

Software Development Costs

We expense software development costs, including cost to develop software products to be sold, licensed or marketed to external users, before technological feasibility is reached.  Technological feasibility is typically reached shortly before the release of such products.  As a result, approximately $0 and $17,000 of development costs met these criteria and was capitalized as of  December 31, 2024 and 2023, respectively.  These costs are being amortized equally over the next five years beginning in 2024.

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

Basic and Diluted Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average shares outstanding during the reporting period. Diluted earnings per share is computed similar to basic earnings per share except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options and restricted stock shares subject to vesting. The number of additional shares is calculated by assuming that outstanding stock options were exercised and that the proceeds from the exercise were used to acquire shares of common stock at the average market price during the reporting period. (See Note 10).

Recently Issued Accounting Pronouncements

On January 1, 2024, the Company retroactively adopted ASU 2023-07, Segment Reporting, which amended ASC 280 and requires public companies to disclose segment data based on how management makes decisions about allocating resources to segments and evaluating performance

The Company conducts its business activities and reports financial results as a single reportable segment, casino products segment. Using the management approach, qualitative and quantitative criteria established by ASC 280, the Company has determined it has a single reportable segment. The Chief Operating Decision Maker (“CODM”) makes decisions about allocating resources and assessing performance in a manner consistent with the way the Company operates its business and presents their financial results, using net income that is also reported on the income statement as net income. There are no reconciling items to the income statement. The measurement of segment assets is reported on the balance sheet as total assets. The CODM uses net income to evaluate income generated from segment assets (return on assets) in deciding whether to reinvest profits into the brokerage services segment or into other parts of the entity. The Company’s CODM is the CEO. All of the Company’s customers are based in the United States. The nature of business and accounting policies of the casino products segment are the same as described in the organization and nature of business and summary of significant accounting policies.

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

NOTE 2. ACCOUNTS RECEIVABLE

	December 31,	December 31,
	2024	2023

Accounts receivable - current	$2,416,790	$2,177,813
Less allowance for credit losses	(73,728)	(68,620)
Accounts receivable current - net	$2,343,062	$2,109,193

Accounts receivable - long-term	$1,011,355	$891,351

A roll-forward of the Company’s allowance for credit losses for the years ended is as follows:

	December 31,	December 31,
	2024	2023

Allowance for credit losses, beginning of year	$68,620	$62,000
Adjustments	5,108	46,934
Write-off	0	(40,314)
Accounts receivable allowance for credit losses, end of year	73,728	68,620

NOTE 3. NET INVESTMENT IN SALES TYPE LEASE

In  January 2021, the Company entered into a five year lease with a customer for hardware which had an implied interest rate of 6%.

At inception, the Company recorded a total $210,782 in "Net investment in sales type leases" and derecognized $139,521 from “Inventory" on its balance sheet. The Company recognized $36,793 and $41,797 in profit from sales type leases in its statements of operations for the years ended  December 31, 2024 and 2023, respectively, as a result of the transaction. For the years ended December 31, 2024 and 2023, the Company recognized $3,957 and $7,103, respectively, of interest income in the Company's statements of operations.

In December 2022, the Company entered into a five year lease with a customer for hardware which had an implied interest rate of 6%.

At inception, the Company recorded a total $98,279 in "Net investment in sales type leases" and derecognized $46,533 from “Inventory" on its balance sheet. The Company recognized $18,356 and $15,588 in profit from sales type leases in its statements of operations for the years ended  December 31, 2024 and 2023, respectively, as a result of the transaction. For the years ended December 31, 2024 and 2023, the Company recognized $4,444 and $5,012, respectively. of interest income in the Company's statements of operations.

The future minimum lease payments receivable for sales type leases are as follows:

Amount
2025	$81,750
2026	26,875
2027	22,800
Total undiscounted cash flows	131,425
Present value discount	8,643
Net investment in lease as of December 31, 2024	$122,782

The current portion of $75,858 is included in Current Assets on the balance sheet as of  December 31, 2024, and the long term portion of $46,924 is included in Long-Term Assets on the balance sheet as of December 31, 2024.  The lease contains a purchase option at the conclusion of the lease, which the Company has determined does not meet the probability criterion.  The Company has not recorded an unguaranteed residual asset.

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

	December 31,	December 31,
	2024	2023
Office equipment	$215,921	$136,266
Vehicles	204,565	196,465
Total	420,486	332,731
Less: accumulated depreciation	(270,817)	(294,374)
Property and equipment, net	$149,669	$38,357

Depreciation expense totaled $17,763 and $1,065 for the years ended December 31, 2024 and 2023, respectively.

NOTE 5. SOFTWARE DEVELOPMENT COSTS

The company has capitalized a total of $0 and $17,000 of software development costs incurred during the years ended December 31, 2024 and 2023, respectively.  During 2023 the Company determined that development costs were deemed technologically feasible and have been capitalized.  All of these development costs were classified as software development cost and have a useful life of five years.  As of December 31, 2023 none of these costs were amortized.  In 2024 approximately $3,336 was amortized.  There were no projects for the year ending December 31, 2024 that were deemed technologically feasible.

NOTE 6. DEBT

The Company has a revolving credit line of up to $500,000 that expires on February 1, 2026. The line of credit is collateralized by all receivables, inventory, equipment, and general intangibles of the Company.  The Company had no borrowings under the credit line during the year ending  December 31, 2024 and 2023.  Interest on outstanding borrowings is payable monthly and charged at the Prime Rate, which was 7.5%, subject to a floor of 3.75% at  December 31, 2024.

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

On  June 19, 2024, we extended our lease for the Minnesota location.  The term of the extension is 75 months and included a $36,000 tenant improvement allowance, which is offsetting the 2024 lease payments.  The extended lease expires on  October 31, 2031. On  September 20, 2022, we extended our lease for the Oklahoma location.  The term of the extension is 36 months expiring  August 31, 2025.  On  August 24, 2023, we entered into a lease for the Nevada location.  The terms of the lease is 36 months expiring  August 31, 2026.

Maturities of our lease liabilities for all operating leases are as follows as of December 31, 2024:

2025	$113,330
2026	114,919
2027	77,398
2028	80,486
2029	83,958
Thereafter	154,965
Total Lease Payments	625,056
Less: Interest	108,261
Present value of lease liabilities	$516,795

The following table summarizes the Company's operating lease expenses for the years ended December 31, 2024 and 2023:

	2024	2023
Operating lease expense	$132,406	$85,228
Variable lease expense	35,303	33,555
Total lease expense	$167,709	$118,783

We cannot determine the interest rate implicit in our leases.  Therefore, the discount rate represents our estimated incremental interest rates to borrow an amount approximating the aggregate lease payments collateralized by the property at the commencement of the lease.

The following table summarizes the Company's operating lease information for the year ended December 31, 2024 and 2023:

	2024	2023

Operating cash flow from operating leases	$87,651	$118,783
Right of use asset in exchange for new lease liabilities	$398,194	$160,915
Operating leases
Weighted average remaining lease term - operating leases (years)	5.0	2.16
Weighted average discount rate - operating leases	5.7%	5.1%

NOTE 8. STOCKHOLDERS’ EQUITY

Common Stock

As of December 31, 2024, and 2023, the Company holds 121,166 and 121,869 common stock shares in treasury at a total cost of $222,435 and $223,208, respectively, for future employee and professional service provider’s issuances under the bonus program which was part of both 2018 and 2014 repurchase of shares.

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

On December 17, 2021, management of Table Trac, Inc. awarded 15,000 stock options to be distributed to most of its current employees.  These options vested immediately. Grant date fair value of $22,919 was recognized during 2021 as stock compensation expense as a component of selling, general and administration expense.

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

On  December 15, 2022, former COO Robert Siqveland agreed to and accepted a separation agreement from the Company. Included in this agreement were terms which immediately vested the remaining unvested 12,500 Restricted Stock shares from the   March 25, 2022 grant and the unvested stock options to purchase 20,000 shares that were awarded to him on   May 14, 2021.  In addition, this agreement modified the exercise period of the stock options which expired on March 31, 2024.  This was determined to be a modification under ASC 718 and the incremental compensation costs of $39,000 and $37,000, respectively, for the restricted stock and options were recognized immediately in 2022 as a component of selling, general and administrative expenses.  Lastly, Mr. Siqveland received twelve months of severance in two payments.  $100,500 on  April 15, 2023 and $33,500 on  January 15, 2024.

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

On December 19, 2023, the Company awarded 19,500 stock options to be distributed to most of its current employees.  These options vested immediately. Grant date fair value of $38,331 was recognized during 2023 as stock compensation expense as a component of selling, general and administration expense.

On  September 30, 2024, the Company awarded 703 Restricted Stock shares to a non-employee out of treasury stock. These shares are not subject to a vesting period.  Grant date fair value of $2,700 was recognized as legal expense as a component of selling, general and administrative expense.

On December 18, 2024, the Company awarded 19,250 stock options to be distributed to most of its current employees.  These options vested immediately. Grant date fair value of $33,039 was recognized during 2024 as stock compensation expense as a component of selling, general and administration expense.

The Company has approximately 78,000 shares of restricted stock outstanding as of December 31, 2024.  There were approximately 102,700 shares of restricted stock outstanding at December 31, 2023.

For the years ended  December 31, 2024 and 2023, the Company recorded compensation expense related to restricted stock granted of $77,909 for both 2024 and 2023, respectively as a component of selling, general and administrative expenses.

For the years ended  December 31, 2024 and 2023, the Company recorded compensation expense related to stock options granted of $44,532 and $61,317, respectively as a component of selling, general and administrative expenses.

The fair value of the Company’s stock options issued during 2024 was estimated using a Black-Scholes option pricing model with the following weighted-average assumptions:

Expected volatility	77.6%
Expected life (years)	2.5
Risk-free interest rate	5.51%
Expected dividend yield	1.11%

The expected volatility was estimated based on the Company's calculated historical volatility.

0 and 1,000 options were exercised during the years ended  December 31, 2024 and 2023, respectively.

The unvested stock compensation expense is expected to be recognized over a weighted average period of approximately three years. As of  December 31, 2024, the remaining unrecognized stock compensation expense for stock options and restricted stock was approximately $154,252 and $232,160, respectively.

The following table summarizes additional information about stock options outstanding and exercisable at December 31, 2024:

Options Outstanding				Options Exercisable
Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
115,750	4.18	$3.28	$74,895	115,750	$3.28	$74,895

The following table summarizes the activity of all stock options outstanding for the years ending  December 31, 2024 and 2023.

	2024		2023
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	119,500	$3.11	101,250	$2.97
Granted	19,250	3.60	19,750	3.85
Exercised	0	0	(1000)	3.01
Expired	(23,000)	2.63	(500)	5.29
Balance at December 31:	115,750	$3.28	119,500	$3.11

Options Exercisable at December 31:	115,750	$3.28	107,250	$3.20

Dividends

The Company's common stock contains rights to participate in earnings, dividends, and voting.  In  March, 2024 the Company declared a dividend of $0.01 per share, which was paid in  April, 2024 and totaled $46,347. In  August, 2024 the Company declared a dividend of $0.01 per share, which was paid in  September, 2024 and totaled $46,349. In  November, 2024, the Company declared a dividend of $0.01 per share, which was paid in  December, 2024 and totaled $46,357. In May, 2023 the Company declared a dividend of $0.01 per share, which was paid in  June, 2023 and totaled $46,325. In  August, 2023 the Company declared a dividend of $0.01 per share, which was paid in  September, 2023 and totaled $46,330. In  November 2023, the Company declared a dividend of $0.01 per share, which was paid in  December, 2023 and totaled $46,334. Total dividends paid equaled $139,053 and $138,989 as of  December 31, 2024 and 2023, respectively.  The Company  may continue to pay dividends in the future.

On February 28,2025 the Board of Directors of Table Trac Inc. approved a cash dividend on the Company’s common stock of $0.02 per share. The dividend is payable on March 28, 2025 to shareholders of record at the close of business on March 14, 2025.

NOTE 9. INCOME TAXES

The income tax provision consists of the following for the years ended December 31:

	2024	2023

Current tax expense	$419,500	$387,000
Deferred tax	113,000	10,000
Total income tax expense	$532,500	$397,000

The reconciliation between expected federal income tax rates and the Company’s effective federal tax rates is as follows for the years ended December 31:

	2024		2023
	Amount	Percent	Amount	Percent

Expected federal tax	$443,000	21.0%	$421,000	21.0%
Permanent differences	7,000	0.3%	2,000	0.1%
State income tax, net of federal tax benefit	37,000	1.8%	37,000	1.9%
Foreign tax credit	0	0.0%	(4,000)	(0.2)%
Research and Development tax credit	21,000	1.0%	(52,000)	(2.6)%
Other	24,500	1.2%	(7,000)	(0.1)%
Total	$532,500	25.3%	$397,000	20.1%

The following table summarizes the Company’s deferred tax assets and liabilities at December 31:

	2024	2023
Current deferred tax asset (liabilities):
Accounts payable and accrued expenses	$31,000	57,000
Accounts receivable, net	(792,000)	(727,000)
Inventory obsolescence	2,000	2,000
Prepaid expenses	(110,000)	(83,000)
Operating lease liability	10,000	-
Customer deposits	198,000	180,000
Net current deferred tax liability	(661,000)	(571,000)

Long-term deferred tax asset (liabilities):
NOL - State	4,000	4,000
Foreign tax credit	15,000	14,000
R&D tax credit	41,000	75,000
Book - Tax depreciation	(34,000)	(9,000)
Section 174 capitalization	105,000	73,000
Stock compensation	63,000	60,000
Investment impairment	13,000	13,000
Net long-term deferred tax asset	207,000	230,000
Net deferred tax liability	$(454,000)	$(341,000)

The company has an operating loss carryforward of approximately $55,000 with the State of Minnesota and other Federal and Minnesota tax credit carryforwards of approximately $66,000 that expire between 2026 and 2035 if not used.  An allowance for net operating loss carryforward is recorded when the Company believes the amount may not be collected or fully utilized.  Management believes the state net operating loss carryforward and other tax credit carryforwards are fully collectible or will be fully utilized.

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

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share:

	For the Years Ended
	December 31,
	2024	2023
Basic and diluted earnings per share calculation:
Net income to common stockholders	$1,576,428	$1,613,005
Weighted average number of common shares outstanding - basic	4,569,933	4,553,080
Basic net income per share	$0.34	$0.35
Weighted average number of common shares outstanding - diluted	4,623,161	4,619,046
Diluted net income per share	$0.34	$0.35

For the years ended December 31, 2024 and 2023, there were common stock equivalents related to stock options and restricted stock that had a dilutive effect of 53,228 and 65,966 shares, respectively.

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

As of December 31, 2024, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective as of December 31, 2024.

(b) REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(e) and 15d-15(f) of the Exchange Act. The Company has designed internal controls to provide reasonable, but not absolute, assurance that financial statements are prepared in accordance with U.S. GAAP. The Company assesses the effectiveness of internal controls based on the criteria set forth in the 2013 Internal Control - Integrated Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that the Company’s internal controls over financial reporting were effective as of December 31, 2024.

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

(c) CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the fourth quarter of our 2024 fiscal year, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

Item 9C.  Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Information required by this Item is incorporated by reference to the Proxy Statement to be filed in connection with the Company’s 2025 Annual Meeting of Stockholders.

Item 11. EXECUTIVE COMPENSATION.

The Information required by this Item is incorporated by reference to the Proxy Statement to be filed in connection with the Company’s 2025 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The Information required by this Item is incorporated by reference to the Proxy Statement to be filed in connection with the Company’s 2025 Annual Meeting of Stockholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The Information required by this Item is incorporated by reference to the Proxy Statement to be filed in connection with the Company’s 2025 Annual Meeting of Stockholders.

 Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Information required by this Item is incorporated by reference to the Proxy Statement to be filed in connection with the Company’s 2025 Annual Meeting of Stockholders.

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

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to the registrant’s annual report on Form 10-K filed on March 31, 2011).
3.4	Amendment No. 1 to Bylaws dated March 9, 2016 (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed on March 15, 2016).
4.1	Description of Table Trac, Inc. Common Stock (incorporated by reference to Exhibit 4.1 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2019).
10.1	Offer Letter by and between Table Trac Inc. and Randy W. Gilbert (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on January 12, 2018).
10.2	Table Trac, Inc. 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to registrant’s current report on Form 8-K filed on May 20, 2021
10.3	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to registrant’s quarterly report on Form 10-Q filed on August 12, 2021).
10.4	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.5 to registrant's annual report on Form 10-K for the fiscal year end December 31. 2022.
10.5	Letter Agreement between Table Trac Inc. and Robert Siqveland, dated December 15, 2022 (incorporated by reference to Exhibit 10.1 to registrant’s current report on Form 8-K filed on December 20, 2022
19.1	Insider Trading Policy (filed herewith)
23.1	Consent of Boulay PLLP (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 19, 2025

TABLE TRAC, INC.

/s/ Chad Hoehne
Chad Hoehne, Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 19th day of March, 2025.

/s/ Chad Hoehne
Chad Hoehne, Chief Executive Officer and Director
(principal executive officer)

/s/ Randy Gilbert
Randy Gilbert, Chief Financial Officer (principal financial and accounting officer)

/s/ William Martinez
William Martinez, Director

/s/ Thomas Mertens
Thomas Mertens, Director

/s/ Andrew Berger
Andrew Berger, Director