Form 10-Q
period 2025-03-31
TABLE TRAC INC
filed 2025-05-13
CIK 1090396

121

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025

or

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

As of May 13, 2025, the registrant had outstanding 4,639,523 shares of common stock, $.001 par value per share.

Table Trac, Inc.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TABLE TRAC, INC.

TABLE TRAC, INC.

CONDENSED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2025	2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,469,802	$2,257,696
Short-term investments	2,098,215	4,627,744
Accounts receivable, net	2,636,748	2,343,062
Inventory, net	1,612,289	1,935,679
Prepaid expenses	470,102	534,767
Net investment in sales type leases - current	67,228	75,858
Income tax receivable	0	50,156
TOTAL CURRENT ASSETS	12,354,384	11,824,962

LONG-TERM ASSETS
Accounts receivable - long-term	1,023,281	1,011,355
Property and equipment, net	140,828	149,669
Net investment in sales type leases - long term	37,787	46,924
Software development costs, net	12,521	13,355
Operating lease right-of-use assets	446,114	474,157
TOTAL LONG-TERM ASSETS	1,660,531	1,695,460
TOTAL ASSETS	$14,014,915	$13,520,422

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$182,307	$216,944
Customer deposits	467,454	870,602
Current portion of operating lease liabilities	84,192	80,999
Income tax payable	80,414	0
TOTAL CURRENT LIABILITIES	814,367	1,168,545

LONG-TERM LIABILITIES
Operating lease liabilities	408,580	435,796
Deferred tax liability	607,000	454,000
TOTAL LIABILITIES	1,829,947	2,058,341

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 25,000,000 shares authorized: 4,756,734 shares issued; and 4,639,523 and 4,635,568 shares outstanding at March 31, 2025 and December 31, 2024, respectively.	4,640	4,636
Additional paid-in capital	2,500,328	2,470,850
Retained earnings	9,898,480	9,209,030
	12,403,448	11,684,516
Treasury stock, 117,211 and 121,166 shares (at cost) at March 31, 2025 and December 31, 2024, respectively.	(218,480)	(222,435)
TOTAL STOCKHOLDERS’ EQUITY	12,184,968	11,462,081

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,014,915	$13,520,422

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended
	March 31,
	2025	2024

Revenues	$3,535,933	$2,020,795
Cost of sales	932,323	544,201
Gross profit	2,603,610	1,476,594
Operating expenses:
Selling, general and administrative	1,660,983	1,489,022
Income (loss) from operations	942,627	(12,428)
Other income	5,502	1,006
Interest income	117,680	86,083
Income before taxes	1,065,809	74,661
Income tax expense	283,570	63,000
Net income	$782,239	$11,661
Net income per share - basic	$0.17	$0.00
Net income per share - diluted	$0.17	$0.00
Weighted-average shares outstanding - basic	4,576,669	4,574,365
Weighted-average shares outstanding - diluted	4,617,073	4,601,471

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock Outstanding		Additional
	Number of	Par	Paid-in	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total
BALANCE, December 31, 2023	4,634,865	$4,635	$2,346,483	$7,771,655	$(223,208)	$9,899,565
Stock compensation expense	0	0	25,223	0	0	25,223
Cash dividends declared	0	0	0	(46,347)	0	(46,347)
Net income	0	0	0	11,661	0	11,661
BALANCE, March 31, 2024	4,634,865	$4,635	$2,371,706	$7,736,969	$(223,208)	$9,890,102

BALANCE, December 31, 2024	4,635,568	$4,636	$2,470,850	$9,209,030	$(222,435)	$11,462,081
Stock compensation expense	0	0	19,477	0	0	19,477
Issuance of common stock out of treasury	3,955	4	10,001	0	3,955	13,960
Cash dividend	0	0	0	(92,789)	0	(92,789)
Net income	0	0	0	782,239	0	782,239
BALANCE, March 31, 2025	4,639,523	$4,640	$2,500,328	$9,898,480	$(218,480)	$12,184,968

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended
	March 31,
	2025	2024
OPERATING ACTIVITIES
Net income	$782,239	$11,661
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,675	3,105
Deferred income taxes	153,000	(172,000)
Recoveries of credit losses	(3,671)	(16,723)
Stock compensation expense	19,477	25,223
Accrued interest on short-term investments	(40,556)	(19,849)
Noncash operating lease expense	4,020	0

Changes in operating assets and liabilities:
Accounts receivable	(301,941)	985,485
Inventory	323,390	67,321
Prepaid expenses	64,665	(182,589)
Net investment in sales type leases	17,767	15,332
Accounts payable, accrued expenses and other	(20,677)	9,843
Customer deposits	(403,148)	63,825
Income tax receivable and payable	130,570	235,000
Net cash provided by operating activities	734,810	1,025,634
INVESTING ACTIVITIES
Capital expenditures	0	(18,565)
Proceeds from short-term investments	2,570,085	0
Net cash provided by (used) in investing activities	2,570,085	(18,565)
FINANCING ACTIVITIES
Payment of dividends	(92,789)	0
Net cash used in financing activities	(92,789)	0

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,212,106	1,007,069

CASH AND CASH EQUIVALENTS
Beginning of period	2,257,696	3,489,771
End of period	$5,469,802	$4,496,840

Non-cash investing and financing activities:
Common Stock issued out of treasury stock for settlement of accrued liabilities	$13,960	$0
Accrual of cash dividend declared	$0	$46,347

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Nature of Business and Summary of Significant Accounting Policies –

Basis of Presentation

The accompanying unaudited condensed financial statements of Table Trac, Inc. (the “Company,” or “Table Trac”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The condensed balance sheet as of March 31, 2025 and the condensed statements of operations, stockholders’ equity and cash flows for the three months ended March 31, 2025 and 2024 are unaudited but include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Table Trac, Inc. Annual Report on Form 10-K for the year ended December 31, 2024.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company’s use of estimates and assumptions include: for revenue recognition, determining collectibility, the nature and timing of satisfaction of performance obligations, and determining the standalone selling price (“SSP”) of performance obligations, realizability of accounts receivable and revenue, and the valuation of allowance for credit losses, deferred tax assets and liabilities, and inventory. Actual results could differ from those estimates, and the difference could be significant.  For further information about our critical accounting estimates, see the discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies and Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

There were no changes in critical accounting estimates or assumptions for the three months ended March 31, 2025.

The Company’s significant accounting policies are described in Note 1 of the financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2024.

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

The Company determines the fair value of restricted stock awards on the date of grant using the closing traded price on that date. The Company’s restricted stock awards are subject to vesting requirements and the corresponding compensation is recorded ratably over the service period.

For stock options, the Company recognizes compensation expense based on an estimated grant date fair value using the Black-Scholes option-pricing model. The Company has elected to account for forfeitures as they occur and to use the simplified method to determine the expected life of stock options.

Revenues

The Company derives revenues from the sale or leasing of systems, licenses and maintenance fees and other services.

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

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is a unit of account in ASC 606. A majority of the Company’s systems sales have multiple performance obligations including an obligation to deliver a casino management system and another to provide maintenance services. For system sales with multiple performance obligations, the Company allocates revenue to each performance obligation based on its SSP. See discussion within the significant judgement paragraph regarding our determination of SSP.  At contract inception, management assesses whether it is probable that the company will collect substantially all of the consideration to determine whether the contract meets the criterion for collectability.  The revenue allocated to the casino management system is recognized upon installation.  The Company occasionally enters into contracts that include multiple sites; management has determined that each site installation is a separate performance obligation. In these instances, the Company recognizes revenue upon completion of each performance obligation. In addition, the Company has a contract with a reseller who purchases and resells the Company’s products; monthly the reseller notifies the Company of their successful installations and submits an invoice to the Company for those installations.  The Company also analyzes its standard business practice of using long-term contracts and the history of collecting on extended payment term contracts which include a significant financing component which is usually a market interest rate. The associated interest income is reflected accordingly on the statement of operations.

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

Maintenance Revenues

Maintenance revenue is recognized ratably over the contract period. The SSP for maintenance is based upon the renewal rate for contracted services.

Lease Revenues

The Company derives a portion of its revenue from a sales type leasing arrangement in accordance with ASC 842. The Company leases hardware to a customer and receives monthly payments.

Service Revenues and Other Revenues

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

The following table summarizes disaggregated revenues by major product line for the three months ended March 31, 2025 and 2024, respectively:

	Three months ended March 31,
	2025	2024	2025	2024
			(percent of revenues)
System revenue	$1,561,903	$304,709	44.2%	15.1%
Maintenance revenue	1,509,782	1,281,138	42.7%	63.4%
Service and other revenue	464,248	434,948	13.1%	21.5%
Total revenues	$3,535,933	$2,020,795	100.0%	100.0%

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

We recognize a contract asset when our performance under a contract precedes our receipt of consideration from a customer, or before payment is due, and our receipt of consideration is conditional upon factors other than the passage of time.  Our contract asset consists of our in-process installations, for which we have an enforceable right to collect consideration (including a reasonable profit) in the event the services are cancelled by customers.  As of March 31, 2025 and December 31, 2024 we recorded a contract asset of approximately $69,233 and $68.400, respectively, as a component of accounts receivable.

As of January 1, 2024, the balance of accounts receivable, net and customer deposits were $3,000,544 and $785,805, respectively.

The collectability assessment requires the company to use judgement and consider all relevant facts and circumstances. Management exercises judgment in its assessment of collectability of customer funds by considering payment history, current credit status, and available information about the financial condition of the customer, among other factors.  As of  March 31, 2025 and December 31, 2024, approximately $1,129,292 and $1,229,290 for systems installed under contract have not been recorded as revenue or included in accounts receivable based on the collectability assessment performed by the Company.  In accordance with this assessment, the contracts will be assessed in subsequent quarters at which time they may be deemed collectable and the outstanding remaining system revenue will be recognized accordingly.

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

Short-term Investments

The Company currently has one certificate of deposit ("CD") being held at a bank with an original maturity of eleven months.   This CD matures in November 2025 and has an interest rate of 4.50%.  The Company had two certificates of deposit ("CD") being held at a bank as of December 31, 2024; with original maturities of seven to eleven months, respectively.   One CD matured in  February 2025 and carried an interest rate of 4.70%, while the other matures in   November 2025 and has an interest rate of 4.50%.  Certificates of deposit held for investment with an original maturity greater than three months are carried at cost plus accrued interest and reported as short-term investments on the balance sheets.  Interest is paid at maturity.  At times, certain certificates may exceed amounts insured by the FDIC. The Company determines the appropriate classification as short-term or long-term at the time of purchase based on original maturities and management's reasonable redemption expectation. The Company reevaluates such classification at each balance sheet date.

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

Major Customers

The following table summarizes the Company's major customers' information for the three months ended March 31, 2025 and 2024:

	For the Three months ended March 31,
	2025		2024
	% Revenues	% AR	% Revenues	% AR
Major	33.0%	27.7%	31.4%	11.6%
All Others	67.0%	72.3%	68.6%	88.4%
Total	100.0%	100.0%	100.0%	100.0%

For the three month periods ending  March 31, 2025 and 2024, sales to customers in the United States represent 95.9% and 89.4%, of total revenues, respectively.

A major customer is defined as any customer that represents at least 10% of revenue for a given period or 10% of outstanding account receivable at the end of a period.

Inventory

Inventory, consisting primarily of finished goods, is stated at the lower of cost or net realizable value. The average cost method is used to value inventory. Inventory is reviewed quarterly for the lower of cost or net realizable value and obsolescence. Any material cost found to be above net realizable value or considered obsolete is written down accordingly.  The Company had an obsolescence reserve of $7,697 at  March 31, 2025 and  December 31, 2024.  The total inventory value was $1,612,289 and $1,935,679, as of March 31, 2025 and  December 31, 2024, respectively, which included work-in-process of $14,397 and $147,724 as of  March 31, 2025 and  December 31, 2024, respectively, and the remaining amount is comprised of finished goods. At  March 31, 2025 and  December 31, 2024, the Company had $16,425 and $50,068, respectively, of prepaid inventory as a component of prepaid expenses.

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

Long-lived Assets

The Company periodically assesses the recoverability of long-lived assets and certain identifiable intangible assets by reviewing for potential impairment whenever events or changes in circumstances indicate that the carrying amount of an asset  may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future undiscounted net cash flows expected to be generated by the asset groups. If such assets groups are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

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

Software Development Costs

We expense software development costs, including cost to develop software products to be sold, licensed or marketed to external users, before technological feasibility is reached.  Technological feasibility is typically reached shortly before the release of such products.  As a result, during 2025  no new costs were capitalized for the  three months ended March 31, 2025  and 2024.  Capitalized software development costs are currently amortized straight-line over a five year period, which reflects the pattern in which the assets' future economic benefits are expected to be consumed.

Research and Development

Expenditures for research and product development costs, before technological feasibility is reached are expensed as incurred.  Research and development expenses were $123,331 and $17,430 for the three months ended March 31, 2025 and 2024, respectively, and are included in selling, general and administrative expenses on the condensed statements of operations.

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

2.	Accounts Receivable –

Accounts receivable consisted of the following at:

	March 31,	December 31,
	2025	2024

Accounts receivable - current	$2,706,805	$2,416,790
Less allowance for credit losses	(70,057)	(73,728)
Accounts receivable current - net	$2,636,748	$2,343,062

Accounts receivable - long-term	$1,023,281	$1,011,355

A roll-forward of the Company’s allowance for credit losses for the three month periods ended  March 31, 2025 and 2024 are as follows:

	March 31,	March 31,
	2025	2024

Allowance for credit losses, beginning of period	$73,728	$68,620
Adjustments(reductions)	(3,671)	(16,723)
Write-off	0	0
Accounts receivable allowance for credit losses, end of period	70,057	51,897

3.	Net Investment in Sales Type Lease –

In January 2021, the Company entered into a five year lease with a customer for hardware which had an implied interest rate of 6%.

At inception, the Company recorded $210,782 in "Net investment in sales type leases" and derecognized $139,521 from “Inventory" on its condensed balance sheet.  As a result of this transaction the Company recognized $11,401 and $10,846 in profit from sales type leases in its condensed statements of operations for the three months ended March 31, 2025 and 2024, respectively, and for the three months ended March 31, 2025 and 2024, the Company recognized $824 and $1,379, respectively, of interest income in the Company's condensed statements of operations.

In  December 2022, the Company entered into a five year lease with a customer for hardware which had an implied interest rate of 6%.

At inception, the Company recorded a total $98,279 in "Net investment in sales type leases" and derecognized $46,533 from “Inventory" on its balance sheet. As a result of this transaction the Company recognized $4,787 and $4,487 in profit from sales type leases in its condensed statements of operations for the three months ended March 31, 2025 and 2024 respectively, and for the three months ended March 31, 2025 and 2024, the Company recognized $913 and $1,191. respectively, of interest income in the Company's condensed statements of operations.

The future minimum lease payments receivable for sales type leases are as follows:

Amount
2025 (remainder)	$71,700
2026	26,875
2027	22,800
Total undiscounted cash flows	121,375
Present value discount	16,360
Net investment in lease as of March 31, 2025	$105,015

The current portion of $67,228 and $75,858 are included in Current Assets on the condensed balance sheets as of March 31, 2025 and December 31, 2024, respectively, and the long term portion of $37,787 and $46,924 are included in Long-Term Assets on the condensed balance sheets as of March 31, 2025 and December 31, 2024, respectively.  The lease contains a purchase option at the conclusion of the lease, which the Company has determined does not meet the probability criterion.  The Company has not recorded an unguaranteed residual asset.

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

Maturities of our lease liabilities for all operating leases are as follows as of March 31, 2025 for the years ended:

2025 (remainder)	$82,032
2026	114,919
2027	77,398
2028	80,486
2029	83,958
Thereafter	154,965
Total Lease Payments	593,757
Less: Interest	100,986
Present value of lease liabilities	$492,772

The following table summarizes the Company's operating lease expenses for the three months ended March 31:

	2025	2024
Operating lease expense	$36,813	$30,637
Variable lease expense	12,106	8,292
Total lease expense	$48,919	$38,929

We cannot determine the interest rate implicit in our leases.  Therefore, the discount rate represents our estimated incremental interest rates to borrow an amount approximating the aggregate lease payments collateralized by the property at the commencement of the lease.

The following table summarizes the Company's operating lease information for the three months ended March 31:

	2025	2024

Operating cash flow from operating leases	$32,793	$30,637
Operating leases
Weighted average remaining lease term - operating leases (years)	5.6	2.0
Weighted average discount rate - operating leases	5.7%	6.6%

5.	Bank Financing –

Revolving Credit Line

The Company has a revolving credit line of up to $500,000 that expires on February 1, 2026. The line of credit is collateralized by all receivables, inventory, equipment, and general intangibles of the Company. The Company had no borrowings under the credit line during the three months ended March 31, 2025 and 2024.  Interest on outstanding borrowings is payable monthly and charged at the Prime Rate, which was 7.5% and 8.25% subject to a floor of 3.75% at  March 31, 2025 and 2024, respectively.

6.	Stockholders’ Equity –

Cash Dividend

For the three months ending  March 31, 2025, the Company paid cash dividends totaling $92,789.  The 2025 dividend was declared on February 28, 2025 with a payment date of March 28, 2025.  For the three months ending  March 31, 2024, company declared a dividend on March 14, 2024 totaling $46,437 which was recorded as a component of accounts payable as of  March 31, 2024 and was paid on  April 19, 2024.

Stock Compensation

On  May 14, 2021, the Company's Board of Directors approved the 2021 Stock Incentive Plan (the "Plan").  The Plan provides for the issuance of incentive and other equity-based awards to its employees. Options issued under the Plan are exercisable for periods not to exceed ten years, and vest and contain such other terms and conditions as specified in the applicable award document. Options to buy common stock are issued under the Plan, with exercise prices equal to the closing price of shares of the Company’s common stock on the OTCQX Exchange at closing on the trading day of the date of award. The Company had 500,000 shares initially available for grant.

On  May 14, 2021, the Company's Board of Directors awarded 70,000 stock options as follows: 20,000 to Chad Hoehne; 20,000 to former COO Robert Siqveland and 30,000 to Randy Gilbert. These shares are subject to a vesting schedule as follows: 25% immediately and 25% in each subsequent year. Grant date fair value of $128,726 will be recognized over the vesting period as stock compensation expense as a component of selling, general and administration expense.

On  March 25, 2022, the Company's Board of Directors awarded Randy Gilbert 87,500 Restricted Stock shares and former COO Robert Siqveland 12,500 Restricted Stock shares. These shares are subject to a five-year vesting schedule as follows: 20,000 shares vest annually beginning on  March 25, 2023.  Grant date fair value of $349,000 will be recognized ratably over the vesting period as stock compensation expense as a component of selling, general and administration expense.

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

On  December 17, 2021, the Company awarded 15,000 stock options to be distributed to most of its current employees.  These options vested immediately. Grant date fair value of $22,919 was recognized during 2021 as stock compensation expense as a component of selling, general and administration expense.

On  December 16, 2022, the Company awarded 16,500 stock options to be distributed to most of its current employees.  These options vested immediately. Grant date fair value of $37,969 was recognized during 2022 as stock compensation expense as a component of selling, general and administration expense.

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

On March 5, 2025 Chad Hoehne and Randy Gilbert elected to be paid in the form of 2,100 and 1,855 shares of the Company’s treasury stock as part of their 2024 Executive bonus plan, respectively.  Per this plan, each officer may obtain shares in an amount not to exceed 25% of their declared bonus. Additionally, these shares will be valued at 90% of the weighted average trade value from the fourth quarter of 2024.

The Company has 39,500 shares of restricted stock outstanding as of March 31, 2025. There were 60,500 shares of restricted stock outstanding at March 31, 2024.

For the three months ending March 31, 2025 and 2024, the Company recorded compensation expense related to restricted stock granted of $19,477 and $25,223, respectively, as a component of selling, general and administrative expenses.

For the three months ending  March 31, 2025 and 2024, the Company recorded compensation expense related to stock options granted of $0 and $5,746, respectively as a component of selling, general and administrative expenses.

The unvested stock compensation expense is expected to be recognized over a weighted average period of approximately two years. As of  March 31, 2025 and 2024, the remaining unrecognized stock compensation expense for stock options and restricted stock was approximately $134,775 and $218,430, respectively.

The following table summarizes additional information about stock options outstanding and exercisable at March 31, 2025:

Options Outstanding				Options Exercisable
Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
113,750	4.01	$3.27	$101,675	113,750	$3.27	$101,675

The following table summarizes the activity of all stock options outstanding for the three months ended March 31, 2025 and 2024.

	2025		2024
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	115,750	$3.28	119,750	$2.97
Granted	0	0	0	0
Exercised	0	0	0	0
Expired	(2,000)	3.96	(20,000)	2.42
Balance at March 31:	113,750	$3.27	99,750	$3.25

Options Exercisable at March 31:	113,750	$3.27	87,250	$3.36

7.	Income Tax –

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

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Based on its evaluation, the Company believes that it has no significant unrecognized tax positions. The Company’s evaluation was performed for the tax years ended December 31, 2021 through 2023, which are the tax years that remain subject to examination by major tax jurisdictions as of March 31, 2025. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

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

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended
	March 31,
	2025	2024
Basic and diluted earnings per share calculation:
Net income to common stockholders	$782,239	$11,661
Weighted average number of common shares outstanding - basic	4,576,669	4,574,365
Basic net income per share	$0.17	$0.00
Weighted average number of common shares outstanding - diluted	4,617,073	4,601,471
Diluted net income per share	$0.17	$0.00

For the three month periods ended  March 31, 2025 and 2024, there were common stock equivalents that had a dilutive effect of approximately 40.404 and 27,106, respectively.

9.	Segment Information –

The Company conducts its business activities and reports financial results as a single reportable segment, casino products segment. Using the management approach, qualitative and quantitative criteria established by ASC 280, the Company has determined it has a single reportable segment. The Chief Operating Decision Maker (“CODM”) makes decisions about allocating resources and assessing performance in a manner consistent with the way the Company operates its business and presents their financial results, using net income that is also reported on the income statement as net income. There are no reconciling items to the income statement. The measurement of segment assets is reported on the balance sheet as total assets. The CODM uses net income to evaluate income generated from segment assets (return on assets) in deciding whether to reinvest profits into the brokerage services segment or into other parts of the entity. The Company’s CODM is the CEO. The majority of the Company’s customers are based in the United States. The nature of business and accounting policies of the casino products segment are the same as described in the organization and nature of business and summary of significant accounting policies.

10.	Subsequent Event –

On  May 5, 2025, The Board of Directors declared a cash dividend of $0.02 per share on the company’s common stock. The dividend is payable on June 13, 2025, to shareholders of record at the close of business on May 30, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below should be read in conjunction with our unaudited financial statements, and notes thereto, contained in this Quarterly Report on Form 10-Q, as well as our audited financial statements, and notes thereto, contained in our Form 10-K filed with the SEC on March 19,2025 relating to our year ended December 31, 2024.

Forward-Looking Statements

Some of the statements made in this section of our report are forward-looking statements. These forward-looking statements generally relate to and are based upon our current plans, expectations, assumptions and projections about future events. The words “anticipate,” “intend,” “plan,” “believe,” “could,” “project,” “estimate,” “expect,” “strategy,” “likely,” “may,” “should,” “will” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.  Our management currently believes that the various plans, expectations, and assumptions reflected in or suggested by these forward-looking statements are reasonable.  Nevertheless, all forward-looking statements involve risks and uncertainties and our actual actions or future results may be materially different from our plans, objectives or expectations, or our assumptions and projections underlying our present plans, objectives and expectations, as a result of many factors, including, but not limited to, those set forth under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 and in our other filings with the Securities and Exchange Commission.

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

During the first quarter of 2025, the Company delivered five systems and expanded three existing customers.  At the end of the quarter, the Company had casino management systems, table games management systems, DataTrac, KioskTrac, KioskTrac Mobile, SlotSUITE, RePrintEnroll kiosks installed with on-going support and maintenance contracts with over 115 casino operators in over 300 casinos worldwide.  Sales to customers in the United States represented 95.9% of the Company’s total revenues for the three month period ending March 31, 2025.

Results of Operations – Three Months Ended March 31, 2025 Compared to Three months ended March 31, 2024

During the three months ended March 31, 2025, income from operations was $942,627 compared to a loss of $(12,428), for the three months ended March 31, 2024. The major components of revenues, cost of sales and selling, general and administrative expenses, and the reasons for changes in each, are discussed below.

Revenues

Revenues totaled $3,535,933 for the three months ended March 31, 2025 compared to $ 2,020,795, for the three months ended March 31, 2024.

Refer to Note 1 – Revenue, including disaggregated revenues by major product line table, and Major Customers

During the three months ended March 31, 2025, the Company delivered five systems and expanded three existing customers. During the same period in 2024, the Company delivered two new system and expanded one existing customer and our exclusive supplier installed our system in multiple locations in Australia.

Cost of Sales and Gross Profit

Cost of sales increased to $932,323 for the three months ended March 31, 2025 from $544,201, for the three months ended March 31, 2024 due to the Company installing a greater number of hardware items during the three months ended March 31, 2025.  The following table summarizes our cost of sales for the three months ended March 31, 2025 and 2024, respectively:

	Three Months Ended March 31,
	2025	2024	2025	2024
			(percent of revenues)	(percent of revenues)
System	$490,268	$69,250	13.9%	3.4%
Maintenance	254,008	255,370	7.2%	12.6%
Service and other	188,047	219,581	5.3%	10.9%
Total cost of sales	$932,323	$544,201	26.4%	26.9%
Gross profit	$2,603,610	$1,476,594	73.6%	73.1%

The Company’s gross profit was 73.6% and 73.1% for the three months ended March 31, 2025 and 2024, respectively. This increase is a result of decreased relative labor costs associated with the systems installed in the three months ended March 31, 2025.

Selling, General and Administrative Expenses

For the three months ended March 31, 2025, selling, general and administrative expenses were $1,660,983 compared to $1,489,022 for the same period in 2024.  This increase is a result of the company's increase in sales and marketing efforts.

Interest Income

For the three months ended March 31, 2025, interest income was $117,680 compared to $86,083 for the same period in 2024. This increase was a result of an increase in short-term investments in 2025.

Tax Provision

The income tax expense for the three months ended March 31, 2025 was $283,570 as compared to $63,000, for the three months ended March 31, 2024. The effective rate fluctuates significantly due to fluctuations in periodic net income, changes in state apportionment rates and availability of research and development and foreign tax credits.

Net Income

Income before taxes for the three months ended March 31, 2025 was $1,065,809 compared to income before taxes for the three months ended March 31, 2024 of $74,661.  Net income for the three months ended March 31, 2025 was $782,239 compared to net income of $11,661 for the three months ended March 31, 2024. The basic and diluted income per share was $0.17 compared to basic and diluted income per share of $0.00 for the three months ended March 31, 2025 and 2024, respectively.

Backlog

The Company’s backlog generally consists of incomplete system installations and expansion of offerings for currently installed and supported systems.

The Company had one system installation and one system expansion in its backlog at March 31, 2025. The Company had two system installations in its backlog as of March 31, 2024.  As of the filing date of this report, the Company has signed two additional new contracts.

The Company is currently serving gaming establishments in seventeen U.S. states, as well as countries in Central and South America, the Caribbean and Australia. The Company aims to pursue further opportunities and strategic partnerships.

Liquidity and Capital Resources

Management believes that the Company has adequate cash to meet its obligations and continue operations for both existing customer contracts and ongoing product development for at least the next 12 months from the date of this filing.  The Company has a $500,000 line of credit and as of March 31, 2025, there were no borrowings outstanding under the line of credit.  The Company’s primary sources of liquidity are cash and cash equivalents, short-term investments, receivables and future cash generated from operations.  As of March 31, 2025, the Company had total cash and cash equivalents of $5,469,802 and short-term investments of $2,098,215  Management is not aware of any trends or any known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

Net cash provided by operations for the three months ended March 31, 2025 was $734,810 compared to $1,025,634 for the three month period ending March 31, 2024. This decrease was a result of a number of factors including an increase in accounts receivable and a decrease in payables and customer deposits, offset partially by an increase in income tax payable and a decrease in inventory.

For the three months ended March 31, 2025 net cash provided by investing activities was $2,570,085 compared to cash used of $18,565 for the same period in 2024.  This increase was a result of one of the Company's certificates of deposit maturing.

For the three months ended March 31, 2025 net cash used in financing activities was $92,789 compared to $0 for the same period in 2024, which was the payment of cash dividends.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of March 31, 2025.

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

As of March 31, 2025, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2025 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, the reader should carefully review the risks discussed in our Annual Report on Form 10-K filed with the SEC on March 19, 2025 relating to our year ended December 31, 2024 before making an investment decision.  The risk factors summarized in our Annual Report on Form 10-K for the year ended December 31, 2024 do not include all of the risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Dated: May 13, 2025	Table Trac, Inc.
(Registrant)

	By:	/s/ Chad Hoehne
Chad Hoehne Chief Executive Officer (principal executive officer)

By:	/s/ Randy Gilbert
Randy Gilbert Chief Financial Officer (principal financial and accounting officer)