Form 10-Q
period 2025-06-30
TABLE TRAC INC
filed 2025-08-13
CIK 1090396

121

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2025

or

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

As of August 13, 2025, the registrant had outstanding 4,639,523 shares of common stock, $.001 par value per share.

Table Trac, Inc.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TABLE TRAC, INC.

TABLE TRAC, INC.

CONDENSED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2025	2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,854,422	$2,257,696
Short-term investments	2,121,354	4,627,744
Accounts receivable, net	2,133,459	2,343,062
Inventory, net	1,529,437	1,935,679
Prepaid expenses	432,503	534,767
Net investment in sales type leases - current	67,475	75,858
Income tax receivable	0	50,156
TOTAL CURRENT ASSETS	12,138,650	11,824,962

LONG-TERM ASSETS
Accounts receivable - long-term	883,969	1,011,355
Property and equipment, net	130,871	149,669
Net investment in sales type leases - long term	70,892	46,924
Software development costs, net	11,687	13,355
Operating lease right-of-use assets	417,773	474,157
TOTAL LONG-TERM ASSETS	1,515,192	1,695,460
TOTAL ASSETS	$13,653,842	$13,520,422

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$261,220	$216,944
Customer deposits	170,396	870,602
Current portion of operating lease liabilities	87,443	80,999
Income tax payable	28,336	0
TOTAL CURRENT LIABILITIES	547,395	1,168,545

LONG-TERM LIABILITIES
Operating lease liabilities	381,010	435,796
Deferred tax liability	469,000	454,000
TOTAL LIABILITIES	1,397,405	2,058,341

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 25,000,000 shares authorized: 4,756,734 shares issued; and 4,639,523 and 4,635,568 shares outstanding at June 30, 2025 and December 31, 2024, respectively.	4,640	4,636
Additional paid-in capital	2,519,805	2,470,850
Retained earnings	9,950,472	9,209,030
	12,474,917	11,684,516
Treasury stock, 117,211 and 121,166 shares (at cost) at June 30, 2025 and December 31, 2024, respectively.	(218,480)	(222,435)
TOTAL STOCKHOLDERS’ EQUITY	12,256,437	11,462,081

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,653,842	$13,520,422

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Revenues	$2,338,845	$3,456,195	$5,874,778	$5,476,991
Cost of sales	579,301	997,626	1,511,624	1,541,827
Gross profit	1,759,544	2,458,569	4,363,154	3,935,164
Operating expenses:
Selling, general and administrative	1,703,128	1,489,797	3,364,111	2,978,818
Income from operations	56,416	968,772	999,043	956,346
Other income	1,224	0	6,726	1,006
Interest income	125,572	91,798	243,252	177,879
Income before taxes	183,212	1,060,570	1,249,021	1,135,231
Income tax expense	38,430	254,000	322,000	317,000
Net income	$144,782	$806,570	$927,021	$818,231
Net income per share - basic	$0.03	$0.18	$0.20	$0.18
Net income per share - diluted	$0.03	$0.17	$0.20	$0.18
Weighted-average shares outstanding - basic	4,600,023	4,574,365	4,588,355	4,574,365
Weighted-average shares outstanding - diluted	4,660,492	4,627,039	4,641,787	4,615,661

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock Outstanding		Additional
	Number of	Par	Paid-in	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total
BALANCE, December 31, 2023	4,634,865	$4,635	$2,346,483	$7,771,655	$(223,208)	$9,899,565
Stock compensation expense	0	0	25,223	0	0	25,223
Cash dividends declared	0	0	0	(46,347)	0	(46,347)
Net income	0	0	0	11,661	0	11,661
BALANCE, March 31, 2024	4,634,865	$4,635	$2,371,706	$7,736,969	$(223,208)	$9,890,102
Stock compensation expense	0	0	25,224	0	0	25,224
Net income	0	0	0	806,570	0	806,570
BALANCE, June 30, 2024	4,634,865	$4,635	$2,396,930	$8,543,539	$(223,208)	$10,721,896

BALANCE, December 31, 2024	4,635,568	$4,636	$2,470,850	$9,209,030	$(222,435)	$11,462,081
Stock compensation expense	0	0	19,477	0	0	19,477
Issuance of common stock out of treasury	3,955	4	10,001	0	3,955	13,960
Cash dividend	0	0	0	(92,789)	0	(92,789)
Net income	0	0	0	782,239	0	782,239
BALANCE, March 31, 2025	4,639,523	$4,640	$2,500,328	$9,898,480	$(218,480)	$12,184,968
Stock compensation expense	0	0	19,477	0	0	19,477
Cash dividend	0	0	0	(92,790)	0	(92,790)
Net income	0	0	0	144,782	0	144,782
BALANCE, June 30, 2025	4,639,523	$4,640	$2,519,805	$9,950,472	$(218,480)	$12,256,437

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended
	June 30,
	2025	2024
OPERATING ACTIVITIES
Net income	$927,021	$818,231
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,466	6,615
Deferred income taxes	15,000	85,000
Provision of credit losses	(12,236)	464
Stock compensation expense	38,954	50,447
Accrued interest on short-term investments	(63,695)	(66,158)
Noncash operating lease expense	8,042	0

Changes in operating assets and liabilities:
Accounts receivable	349,225	(281,312)
Inventory	406,242	590,071
Prepaid expenses	102,264	(245,394)
Net investment in sales type leases	(15,585)	27,207
Accounts payable, accrued expenses and other	58,236	(43,990)
Customer deposits	(700,206)	271,136
Income tax receivable and payable	78,492	(151,282)
Net cash provided by operating activities	1,212,220	1,061,035
INVESTING ACTIVITIES
Capital expenditures	0	(26,687)
Purchase of short-term investment	0	(2,000,000)
Proceeds from short-term investments	2,570,085	0
Net cash provided by (used) in investing activities	2,570,085	(2,026,687)
FINANCING ACTIVITIES
Payment of dividends	(185,579)	(46,347)
Net cash used in financing activities	(185,579)	(46,347)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,596,726	(1,011,999)

CASH AND CASH EQUIVALENTS
Beginning of period	2,257,696	3,489,771
End of period	$5,854,422	$2,477,772

Non-cash investing and financing activities:
Common Stock issued out of treasury stock for settlement of accrued liabilities	13,960	0

Supplemental cash flow information:
Cash paid for income taxes	$228,508	$383,300

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Nature of Business and Summary of Significant Accounting Policies –

Basis of Presentation

The accompanying unaudited condensed financial statements of Table Trac, Inc. (the “Company,” or “Table Trac”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.  Certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  The condensed balance sheet as of June 30, 2025 and the condensed statements of operations, stockholders’ equity and cash flows for the three and six months ended June 30, 2025 and 2024 are unaudited but include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position at such date and the operating results and cash flows for the interim periods presented.

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

There were no changes in critical accounting estimates or assumptions for the six months ended June 30, 2025.

The Company’s significant accounting policies are described in Note 1 of the financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2024.

Concentrations of Risk

The Company maintains cash balances with various financial institutions. These balances may at times exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limits. To mitigate this risk, the Company participates in the IntraFi Network DepositsSM (formerly known as CDARS® and ICS®), a program that allows depositors to access multi-million-dollar FDIC insurance coverage on large deposits through a network of participating banks.

Through the IntraFi program, the Company’s funds are placed into deposit accounts at multiple member banks in increments below the FDIC insurance limit of $250,000 per institution, per ownership category. This structure enables full FDIC insurance coverage while maintaining liquidity and risk diversification. All funds placed through IntraFi remain obligations of the originating financial institution, and the Company receives a consolidated statement detailing all covered deposits.

Management believes that participation in the IntraFi Network reduces the concentration and credit risk associated with uninsured deposits and enhances the safety of the Company’s cash holdings.

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

The following table summarizes disaggregated revenues by major product line for the three months ended June 30, 2025 and 2024, respectively:

	Three months ended June 30,
	2025	2024	2025	2024
			(percent of revenues)
System revenue	$275,585	$2,035,094	11.8%	58.9%
Maintenance revenue	1,580,992	1,324,597	67.6%	38.4%
Lease revenue	53,680	0	2.3%	0.0%
Service and other revenue	428,588	96,504	18.3%	2.7%
Total revenues	$2,338,845	$3,456,195	100.0%	100.0%

	Six months ended June 30,
	2025	2024	2025	2024
			(percent of revenues)
System revenue	$1,837,488	$2,339,803	31.3%	42.7%
Maintenance revenue	3,090,774	2,605,735	52.7%	47.6%
Lease revenue	53,680	0	0.9%	0.0%
Service and other revenue	892,836	531,453	15.1%	9.7%
Total revenues	$5,874,778	$5,476,991	100.0%	100.0%

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

We recognize a contract asset when our performance under a contract precedes our receipt of consideration from a customer, or before payment is due, and our receipt of consideration is conditional upon factors other than the passage of time.  Our contract asset consists of our in-process installations, for which we have an enforceable right to collect consideration (including a reasonable profit) in the event the services are cancelled by customers.  As of June 30, 2025 and December 31, 2024 we recorded a contract asset of approximately $65,742 and $68,400, respectively, as a component of accounts receivable.

As of January 1, 2024, the balance of accounts receivable, net and customer deposits were $3,000,544 and $785,805, respectively.

The collectability assessment requires the company to use judgement and consider all relevant facts and circumstances. Management exercises judgment in its assessment of collectability of customer funds by considering payment history, current credit status, and available information about the financial condition of the customer, among other factors.  As of  June 30, 2025 and December 31, 2024, approximately $1,051,907 and $1,229,290 for systems installed under contract have not been recorded as revenue or included in accounts receivable based on the collectability assessment performed by the Company.  In accordance with this assessment, the contracts will be assessed in subsequent quarters at which time they may be deemed collectable and the outstanding remaining system revenue will be recognized accordingly.

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

Accounts Receivable / Allowance for credit losses

Accounts receivable are initially recorded at the invoiced amount and carried on the balance sheet at net realizable value as of each balance sheet date.  For receivables related to contracts that contain an interest rate, interest income is recorded upon receipt in the statements of operations.  We maintain an allowance for credit losses for accounts receivable, which is recorded as an offset to accounts receivable, and changes in such are classified as general and administrative expense in the Condensed Statements of Operations. We assess collectibility by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when we identify specific customers with known disputes or collectibility issues. In determining the amount of the allowance for credit losses, we consider historical collectibility based on past due status and make judgments about the creditworthiness of customers based on ongoing credit evaluations. We also consider customer-specific information, current market conditions, and reasonable and supportable forecasts of future economic conditions.  Management believes that receivables, net of the allowance for credit losses, are fully collectable. Accounts receivable are written off when management determines collection is no longer likely. While the ultimate result may differ, management believes that any write-off will not have a material impact on the Company’s financial position.

Major Customers

The following table summarizes the Company's major customers' information for the three and six months ended June 30, 2025 and 2024:

	For the Three months ended June 30,
	2025		2024
	% Revenues	% AR	% Revenues	% AR
Major	21.6%	29.5%	70.8%	38.7%
All Others	78.4%	70.5%	29.2%	61.3%
Total	100.0%	100.0%	100.0%	100.0%

	For the Six months ended June 30,
	2025		2024
	% Revenues	% AR	% Revenues	% AR
Major	40.2%	29.5%	44.6%	38.7%
All Others	59.8%	70.5%	55.4%	61.3%
Total	100.0%	100.0%	100.0%	100.0%

For the three month periods ending  June 30, 2025 and 2024, sales to customers in the United States represent 85.7% and 95.5%, of total revenues, respectively.

A major customer is defined as any customer that represents at least 10% of revenue for a given period or 10% of outstanding account receivable at the end of a period.

Inventory

Inventory, consisting primarily of finished goods, is stated at the lower of cost or net realizable value. The average cost method is used to value inventory. Inventory is reviewed quarterly for the lower of cost or net realizable value and obsolescence. Any material cost found to be above net realizable value or considered obsolete is written down accordingly.  The Company had an obsolescence reserve of $7,697 at  June 30, 2025 and  December 31, 2024.  The total inventory value was $1,529,437 and $1,935,679, as of June 30, 2025 and  December 31, 2024, respectively, which included work-in-process of $87,484 and $147,724 as of  June 30, 2025 and  December 31, 2024, respectively, and the remaining amount is comprised of finished goods. As of  June 30, 2025 and  December 31, 2024, the Company had $62,754 and $50,068, respectively, of prepaid inventory as a component of prepaid expenses.

Net Investment in Sales Type Lease

Net investment in leases are recognized when the Company's leases qualify as sales-type leases. The net investment in leases are initially measured at the present value of the fixed lease payments, discounted at the rate implicit in the lease.

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

Software Development Costs

We expense software development costs, including cost to develop software products to be sold, licensed or marketed to external users, before technological feasibility is reached.  Technological feasibility is typically reached shortly before the release of such products.  During 2025 no new costs were capitalized for the  six months ended June 30, 2025  and 2024 .  Capitalized software development costs are currently amortized straight-line over a five year period, which reflects the pattern in which the assets' future economic benefits are expected to be consumed.

Research and Development

Expenditures for research and product development costs, before technological feasibility is reached are expensed as incurred.  Research and development expenses were $256,200 and $34,195 for the six months ended June 30, 2025 and 2024, respectively, and are included in selling, general and administrative expenses on the condensed statements of operations.

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

2.	Accounts Receivable –

Accounts receivable consisted of the following at:

	June 30,	December 31,
	2025	2024

Accounts receivable - current	$2,194,095	$2,416,790
Less allowance for credit losses	(60,636)	(73,728)
Accounts receivable current - net	$2,133,459	$2,343,062

Accounts receivable - long-term	$883,969	$1,011,355

A roll-forward of the Company’s allowance for credit losses for the six month periods ended  June 30, 2025 and 2024 are as follows:

	June 30,	June 30,
	2025	2024

Allowance for credit losses, beginning of period	$73,728	$68,620
Current period provision	(12,236)	464
Write-off	(856)	0
Allowance for credit losses, end of period	60,636	69,084

3.	Net Investment in Sales Type Lease –

In January 2021, the Company entered into a five year lease with a customer for hardware which had an implied interest rate of 6%.

At inception, the Company recorded $210,782 in "Net investment in sales type leases" and derecognized $139,521 from “Inventory" on its condensed balance sheet.  As a result of this transaction the Company recognized $28,869 and $18,167 in profit from sales type leases in its condensed statements of operations for the six months ended June 30, 2025 and 2024, respectively, and for the six  months ended June 30, 2025 and 2024, the Company recognized $1,656 and $2,208, respectively, of interest income in the Company's condensed statements of operations.

In  December 2022, the Company entered into a five year lease with a customer for hardware which had an implied interest rate of 6%.

At inception, the Company recorded $98,279 in "Net investment in sales type leases" and derecognized $46,533 from “Inventory" on its balance sheet. As a result of this transaction the Company recognized $11,226 and $9,041 in profit from sales type leases in its condensed statements of operations for the six months ended June 30, 2025 and 2024 respectively, and for the six months ended June 30, 2025 and 2024, the Company recognized $2,074 and $2,359. respectively, of interest income in the Company's condensed statements of operations.

In  March 2025, the Company entered into a four year lease with a customer for hardware which had an implied interest rate of 6%.

At inception, the Company recorded $53,680 in "Net investment in sales type leases" and derecognized $31,740 from “Inventory" on its balance sheet. As a result of this transaction the Company recognized $21,940 in profit from sales type leases in its condensed statements of operations for the six  months ended June 30, 2025 , and for the six  months ended June 30, 2025 , the Company recognized $0 of interest income in the Company's condensed statements of operations.

The future minimum lease payments receivable for sales type leases are as follows:

Amount
2025 (remainder)	$55,349
2026	42,003
2027	37,928
2028	15,128
2029	3,782
Total undiscounted cash flows	154,190
Present value discount	15,823
Net investment in lease as of June 30, 2025	$138,367

The current portion of $67,475 and $75,858 are included in Current Assets on the condensed balance sheets as of June 30, 2025 and December 31, 2024, respectively, and the long term portion of $70,892 and $46,924 are included in Long-Term Assets on the condensed balance sheets as of June 30, 2025 and December 31, 2024, respectively.  The leases contain a purchase option at the conclusion of the lease, which the Company has determined does not meet the probability criterion.  The Company has not recorded an unguaranteed residual asset.

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

Maturities of our lease liabilities for all operating leases are as follows as of June 30, 2025 for the years ended:

2025 (remainder)	$63,756
2026	114,919
2027	77,398
2028	80,486
2029	83,958
Thereafter	154,965
Total Lease Payments	575,482
Less: Interest	107,029
Present value of lease liabilities	$468,453

The following table summarizes the Company's operating lease expenses for the six months ended June 30:

	2025	2024
Operating lease expense	$73,627	$57,262
Variable lease expense	23,159	16,692
Total lease expense	$96,786	$73,954

We cannot determine the interest rate implicit in our leases.  Therefore, the discount rate represents our estimated incremental interest rates to borrow an amount approximating the aggregate lease payments collateralized by the property at the commencement of the lease.

The following table summarizes the Company's operating lease information for the six months ended June 30:

	2025	2024

Operating cash flow from operating leases	$65,585	$73,954
Right of use asset in exchange for new lease liabilities	0	349,031
Operating leases
Weighted average remaining lease term - operating leases (years)	5.5	6.0
Weighted average discount rate - operating leases	5.7%	5.6%

5.	Bank Financing –

Revolving Credit Line

The Company has a revolving credit line of up to $500,000 that expires on February 1, 2026. The line of credit is collateralized by all receivables, inventory, equipment, and general intangibles of the Company. The Company had no borrowings under the credit line during the six months ended June 30, 2025 and 2024.  Interest on outstanding borrowings is payable monthly and charged at the Prime Rate, which was 7.5% and 8.25% subject to a floor of 3.75% at  June 30, 2025 and 2024, respectively.

6.	Stockholders’ Equity –

Cash Dividend

For the six months ending  June 30, 2025 and 2024 the company has paid cash dividends totaling $185,579 and $46,437, respectively.  The 2025 dividends were declared on  February 28 and  May 5, 2025 with payment dates of  March 28 and  June 13, 2025, respectively.  The 2024 dividend was declared on  March 14,2024 with a payment date of  April 19, 2024.

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

On March 5, 2025 Chad Hoehne and Randy Gilbert elected to be paid in the form of 2,100 and 1,855 shares of the Company’s treasury stock as part of their 2024 Executive bonus plan, respectively.  Per this plan, each officer may obtain shares in an amount not to exceed 25% of their declared bonus. Additionally, these shares were valued at 90% of the weighted average trade value from the fourth quarter of 2024.

The Company has 39,500 shares of restricted stock outstanding as of June 30, 2025. There were 60,500 shares of restricted stock outstanding at June 30, 2024.

For the three months and six months ending June 30, 2025 and 2024, the Company recorded compensation expense related to restricted stock granted of $19,477 and $38,954, respectively, as a component of selling, general and administrative expenses.

For the three months and six months ending  June 30, 2025 and 2024, the Company recorded compensation expense related to stock options granted of $0 and $5,746, respectively as a component of selling, general and administrative expenses.

The unvested stock compensation expense is expected to be recognized over a weighted average period of approximately two years. As of  June 30, 2025 and 2024, the remaining unrecognized stock compensation expense for stock options and restricted stock was approximately $115,298 and $294,000, respectively.

The following table summarizes additional information about stock options outstanding and exercisable at June 30, 2025:

Options Outstanding				Options Exercisable
Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
113,750	3.80	$3.27	$297,143	113,750	$3.27	$297,143

The following table summarizes the activity of all stock options outstanding for the six months ended June 30, 2025 and 2024.

	2025		2024
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	113,750	$3.27	119,750	$2.97
Granted	0	0	0	0
Exercised	0	0	0	0
Expired	0	0	(20,000)	2.42
Balance at June 30:	113,750	$3.27	99,750	$3.25

Options Exercisable at June 30:	113,750	$3.27	99,750	$3.25

7.	Income Tax –

The Company accounts for income taxes by following the asset and liability approach to accounting for income taxes.  The Company estimates the actual amount of income taxes currently payable or receivable, as well as deferred income tax assets and liabilities attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The impact of the tax rate changes on deferred tax assets and liabilities is recognized in the year that the change is enacted. Management believes that any write-off not allowed for will not have a material impact on the Company’s financial position.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Based on its evaluation, the Company believes that it has no significant unrecognized tax positions. The Company’s evaluation was performed for the tax years ended December 31, 2021 through 2023, which are the tax years that remain subject to examination by major tax jurisdictions as of June 30, 2025. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

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

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended
	June 30,
	2025	2024
Basic and diluted earnings per share calculation:
Net income to common stockholders	$144,782	$806,570
Weighted average number of common shares outstanding - basic	4,600,023	4,574,365
Basic net income per share	$0.03	$0.18
Weighted average number of common shares outstanding - diluted	4,660,492	4,627,039
Diluted net income per share	$0.03	$0.17

	For the Six Months Ended
	June 30,
	2025	2024
Basic and diluted earnings per share calculation:
Net income to common stockholders	$927,021	$818,231
Weighted average number of common shares outstanding - basic	4,588,355	4,574,365
Basic net income per share	$0.20	$0.18
Weighted average number of common shares outstanding - diluted	4,641,787	4,615,661
Diluted net income per share	$0.20	$0.18

For the three month and six month periods ended  June 30, 2025 and 2024, there were common stock equivalents that had a dilutive effect of approximately 60,469 and 52,674, and 53,432 and 41,296 respectively.

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

On  August 7, 2025, The Board of Directors declared a cash dividend of $0.02 per share on the company’s common stock. The dividend is payable on September 12, 2025, to shareholders of record at the close of business on August 29, 2025.

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

During the second quarter of 2025, the Company delivered one system.  At the end of the quarter, the Company had casino management systems, table games management systems, DataTrac, KioskTrac, KioskTrac Mobile, SlotSUITE, RePrintEnroll kiosks installed with on-going support and maintenance contracts with over 115 casino operators in over 300 casinos worldwide.  Sales to customers in the United States represented 85.7% of the Company’s total revenues for the three month period ending June 30, 2025.

Results of Operations – Three Months Ended June 30, 2025 Compared to Three months ended June 30, 2024

During the three months ended June 30, 2025, income from operations was $56,416 compared to $968,772, for the three months ended June 30, 2024. The major components of revenues, cost of sales and selling, general and administrative expenses, and the reasons for changes in each, are discussed below.

Revenues

Revenues totaled $2,338,845 for the three months ended June 30, 2025 compared to $ 3,456,195, for the three months ended June 30, 2024.

Refer to Note 1 – Revenue, including disaggregated revenues by major product line table, and Major Customers

During the three months ended June 30, 2025, the Company delivered one system.  During the same period in 2024, the Company delivered two new systems and expanded one existing customer and our exclusive supplier installed our system in multiple locations in Australia.

Cost of Sales and Gross Profit

Cost of sales decreased to $579,301 for the three months ended June 30, 2025 from $997,626, for the three months ended June 30, 2024 due to the Company installing only one system during the three months ended June 30, 2025.  The following table summarizes our cost of sales for the three months ended June 30, 2025 and 2024, respectively:

	Three Months Ended June 30,
	2025	2024	2025	2024
			(percent of revenues)	(percent of revenues)
System	$78,307	$591,563	3.3%	17.1%
Maintenance	341,887	230,416	14.6%	6.7%
Lease	31,740	0	1.4%	0.0%
Service and other	127,367	175,647	5.4%	5.1%
Total cost of sales	$579,301	$997,626	24.7%	28.9%
Gross profit	$1,759,544	$2,458,569	75.3%	71.1%

The Company’s gross profit was 75.3% and 71.1% for the three months ended June 30, 2025 and 2024, respectively. This increase is a result of decreased relative labor costs associated with the decreased number of systems installed in the three months ended June 30, 2025.

Selling, General and Administrative Expenses

For the three months ended June 30, 2025, selling, general and administrative expenses were $1,703,128 compared to $1,489,797 for the same period in 2024.  This increase is a result of the company's increase in sales and marketing and research and development efforts.

Interest Income

For the three months ended June 30, 2025, interest income was $125,572 compared to $91,798 for the same period in 2024. This increase was a result of an increase in short-term investments in the period.

Tax Provision

The income tax expense for the three months ended June 30, 2025 was $38,430 as compared to $254,000, for the three months ended June 30, 2024. The effective rate fluctuates significantly due to fluctuations in periodic net income, changes in state apportionment rates and availability of research and development and foreign tax credits.

Net Income

Income before taxes for the three months ended June 30, 2025 was $183,212 compared to income before taxes for the three months ended June 30, 2024 of $1,060,570.  Net income for the three months ended June 30, 2025 was $144,782 compared to net income of $806,570 for the three months ended June 30, 2024. The basic and diluted income per share was $0.03 compared to basic and diluted income per share of $0.18 and $0.17 for the three months ended June 30, 2025 and 2024, respectively.

Results of Operations – Six Months Ended June 30, 2025 Compared to Six months ended June 30, 2024

During the six months ended June 30, 2025, income from operations was $999,043 compared to $956,346, for the six months ended June 30, 2024. The major components of revenues, cost of sales and selling, general and administrative expenses, and the reasons for changes in each, are discussed below.

Revenues

Revenues totaled $5,874,778 for the six months ended June 30, 2025 compared to $5,476,991, for the six months ended June 30, 2024.

Refer to Note 1 – Revenue, including disaggregated revenues by major product line table, and Major Customers

During the six months ended June 30, 2025, the Company delivered six systems and expanded three existing customers. During the same period in 2024, the Company delivered four new system and expanded one existing customer and our exclusive supplier installed our system in multiple locations in Australia.

Cost of Sales and Gross Profit

Cost of sales decreased to $1,511,624 for the six months ended June 30, 2025 from $1,541,827, for the six months ended June 30, 2024.  The following table summarizes our cost of sales for the six months ended June 30, 2025 and 2024, respectively:

	Six Months Ended June 30,
	2025	2024	2025	2024
			(percent of revenues)	(percent of revenues)
System	$568,575	$660,813	9.7%	12.1%
Maintenance	595,895	485,786	10.1%	8.9%
Lease	31,740	0	0.5%	0.0%
Service and other	315,414	395,228	5.4%	7.2%
Total cost of sales	$1,511,624	$1,541,827	25.7%	28.2%
Gross profit	$4,363,154	$3,935,164	74.3%	71.8%

The Company’s gross profit was 74.3% and 71.8% for the six months ended June 30, 2025 and 2024, respectively. This increase is a result of decreased relative labor costs associated with the systems installed in the three months ended June 30, 2025.

Selling, General and Administrative Expenses

For the six months ended June 30, 2025, selling, general and administrative expenses were $3,364,111 compared to $2,978,818 for the same period in 2024.  This increase is a result of the company's increase in sales and marketing and research and development efforts.

Interest Income

For the six months ended June 30, 2025, interest income was $243,252 compared to $177,879 for the same period in 2024. This increase was a result of an increase in short-term investments in the period.

Tax Provision

The income tax expense for the six months ended June 30, 2025 was $322,000 as compared to $317,000, for the six months ended June 30, 2024. The effective rate fluctuates significantly due to fluctuations in periodic net income, changes in state apportionment rates and availability of research and development and foreign tax credits.

Net Income

Income before taxes for the six months ended June 30, 2025 was $1,249,021 compared to income before taxes for the six months ended June 30, 2024 of $1,135,231.  Net income for the six months ended June 30, 2025 was $927,021 compared to net income of $818,231 for the six months ended June 30, 2024. The basic and diluted income per share was $0.20 compared to basic and diluted income per share of $0.18 for the six months ended June 30, 2025 and 2024, respectively.

Backlog

The Company’s backlog generally consists of incomplete system installations and expansion of offerings for currently installed and supported systems.

The Company had two system installation in its backlog at June 30, 2025. The Company had four system installations in its backlog as of June 30, 2024.  As of the filing date of this report, the Company has signed one new contract.

The Company is currently serving gaming establishments in seventeen U.S. states, as well as countries in Central and South America, the Caribbean and Australia. The Company aims to pursue further opportunities and strategic partnerships.

Liquidity and Capital Resources

Management believes that the Company has adequate cash to meet its obligations and continue operations for both existing customer contracts and ongoing product development for at least the next 12 months from the date of this filing.  The Company has a $500,000 line of credit and as of June 30, 2025, there were no borrowings outstanding under the line of credit.  The Company’s primary sources of liquidity are cash and cash equivalents, short-term investments, receivables and future cash generated from operations.  As of June 30, 2025, the Company had total cash and cash equivalents of $5,854,422 and short-term investments of $2,121,354  Management is not aware of any trends or any known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

Net cash provided by operations for the six months ended June 30, 2025 was $1,212,220 compared to $1,061,035 for the six month period ending June 30, 2024. This increase was a result of a number of factors including an decrease in accounts receivable, inventory and prepaid expenses, offset partially by an decrease in customer deposits.

For the six months ended June 30, 2025 net cash provided by investing activities was $2,570,085 compared to cash used of $2,026,687 for the same period in 2024.  This increase was a result of one of the Company's certificates of deposit maturing in the six months ended June 30, 2025.

For the six months ended June 30, 2025 net cash used in financing activities was $185,578 compared to $46,347 for the same period in 2024, due to the payment of cash dividends which increased in the six months ended June 30, 2025.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of June 30, 2025.

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

As of June 30, 2025, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective as of June 30, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2025 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 13, 2025	Table Trac, Inc.
(Registrant)

	By:	/s/ Chad Hoehne
Chad Hoehne Chief Executive Officer (principal executive officer)

By:	/s/ Randy Gilbert
Randy Gilbert Chief Financial Officer (principal financial and accounting officer)