Form 10-Q
period 2025-09-30
TABLE TRAC INC
filed 2025-11-14
CIK 1090396

121

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2025

or

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

As of November 14, 2025, the registrant had outstanding 4,641,523 shares of common stock, $.001 par value per share.

Table Trac, Inc.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TABLE TRAC, INC.

TABLE TRAC, INC.

CONDENSED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2025	2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,111,653	$2,257,696
Short-term investments	2,144,728	4,627,744
Accounts receivable, net	1,783,148	2,343,062
Inventory, net	1,883,361	1,935,679
Prepaid expenses	393,432	534,767
Net investment in sales type leases - current	59,765	75,858
Income tax receivable	0	50,156
TOTAL CURRENT ASSETS	12,376,087	11,824,962

LONG-TERM ASSETS
Accounts receivable - long-term	633,629	1,011,355
Property and equipment, net	121,472	149,669
Net investment in sales type leases - long term	62,431	46,924
Software development costs, net	10,853	13,355
Operating lease right-of-use assets	430,891	474,157
TOTAL LONG-TERM ASSETS	1,259,276	1,695,460
TOTAL ASSETS	$13,635,363	$13,520,422

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$265,944	$216,944
Customer deposits	113,751	870,602
Current portion of operating lease liabilities	113,762	80,999
Income tax payable	27,936	0
TOTAL CURRENT LIABILITIES	521,393	1,168,545

LONG-TERM LIABILITIES
Operating lease liabilities	385,673	435,796
Deferred tax liability	479,000	454,000
TOTAL LIABILITIES	1,386,066	2,058,341

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 25,000,000 shares authorized: 4,756,734 shares issued; and 4,641,523 and 4,635,568 shares outstanding at September 30, 2025 and December 31, 2024, respectively.	4,642	4,636
Additional paid-in capital	2,545,003	2,470,850
Retained earnings	9,915,995	9,209,030
	12,465,640	11,684,516
Treasury stock, 115,211 and 121,166 shares (at cost) at September 30, 2025 and December 31, 2024, respectively.	(216,343)	(222,435)
TOTAL STOCKHOLDERS’ EQUITY	12,249,297	11,462,081

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,635,363	$13,520,422

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Revenues	$2,135,636	$2,547,600	$8,010,415	$8,024,590
Cost of sales	561,048	747,293	2,072,672	2,289,119
Gross profit	1,574,588	1,800,307	5,937,743	5,735,471
Operating expenses:
Selling, general and administrative	1,622,118	1,531,810	4,986,229	4,510,628
Income (loss) from operations	(47,530)	268,497	951,514	1,224,843
Other income	350	0	7,076	1,006
Interest income	116,532	111,382	359,784	289,261
Income before taxes	69,352	379,879	1,318,374	1,515,110
Income tax expense	11,000	87,500	333,000	404,500
Net income	$58,352	$292,379	$985,374	$1,110,610
Net income per share - basic	$0.01	$0.06	$0.21	$0.24
Net income per share - diluted	$0.01	$0.06	$0.21	$0.24
Weighted-average shares outstanding - basic	4,601,110	4,575,068	4,592,638	4,575,068
Weighted-average shares outstanding - diluted	4,676,672	4,622,938	4,657,538	4,621,840

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock Outstanding		Additional
	Number of	Par	Paid-in	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total
BALANCE, December 31, 2023	4,634,865	$4,635	$2,346,483	$7,771,655	$(223,208)	$9,899,565
Stock compensation expense	0	0	25,223	0	0	25,223
Cash dividends declared	0	0	0	(46,347)	0	(46,347)
Net income	0	0	0	11,661	0	11,661
BALANCE, March 31, 2024	4,634,865	$4,635	$2,371,706	$7,736,969	$(223,208)	$9,890,102
Stock compensation expense	0	0	25,224	0	0	25,224
Net income	0	0	0	806,570	0	806,570
BALANCE, June 30, 2024	4,634,865	$4,635	$2,396,930	$8,543,539	$(223,208)	$10,721,896
Stock compensation expense	0	0	19,477	0	0	19,477
Cash dividend	0	0	0	(46,349)	0	(46,349)
Stock issued for service from treasury	703	1	1,926	0	773	2,700
Net income	0	0	0	292,379	0	292,379
BALANCE, September 30, 2024	4,635,568	4,636	2,418,333	8,789,569	(222,435)	10,990,103

BALANCE, December 31, 2024	4,635,568	$4,636	$2,470,850	$9,209,030	$(222,435)	$11,462,081
Stock compensation expense	0	0	19,477	0	0	19,477
Issuance of common stock out of treasury	3,955	4	10,001	0	3,955	13,960
Cash dividend	0	0	0	(92,789)	0	(92,789)
Net income	0	0	0	782,239	0	782,239
BALANCE, March 31, 2025	4,639,523	$4,640	$2,500,328	$9,898,480	$(218,480)	$12,184,968
Stock compensation expense	0	0	19,477	0	0	19,477
Cash dividend	0	0	0	(92,790)	0	(92,790)
Net income	0	0	0	144,782	0	144,782
BALANCE, June 30, 2025	4,639,523	$4,640	$2,519,805	$9,950,473	$(218,480)	$12,256,438
Stock compensation expense	0	0	19,477	0	0	19,477
Cash dividend	0	0	0	(92,830)	0	(92,830)
Exercise of employee stock options	2,000	2	5,721	0	2,137	7,860
Net income	0	0	0	58,352	0	58,352
BALANCE, September 30, 2025	4,641,523	$4,642	$2,545,003	$9,915,995	$(216,343)	$12,249,297

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended
	September 30,
	2025	2024
OPERATING ACTIVITIES
Net income	$985,374	$1,110,610
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,699	11,573
Deferred income taxes	25,000	56,000
Provision of credit losses	(8,236)	0
Stock issued for services to non-employee	0	2,700
Stock compensation expense	58,431	69,924
Accrued interest on short-term investments	(87,069)	(71,048)
Noncash operating lease expense, net	25,906	0

Changes in operating assets and liabilities:
Accounts receivable	945,876	(133,267)
Inventory	52,318	649,155
Prepaid expenses	141,335	(72,876)
Net investment in sales type leases	586	39,224
Accounts payable, accrued expenses	62,960	(13,061)
Customer deposits	(756,851)	156,751
Income tax receivable and payable	78,092	(115,782)
Net cash provided by operating activities	1,554,421	1,689,903
INVESTING ACTIVITIES
Capital expenditures	0	(79,655)
Purchase of short-term investment	0	(4,500,000)
Proceeds from short-term investments	2,570,085	1,500,000
Net cash provided by (used in) investing activities	2,570,085	(3,079,655)
FINANCING ACTIVITIES
Proceeds from exercise of employee stock options	7,860	0
Payment of dividends	(278,409)	(92,696)
Net cash used in financing activities	(270,549)	(92,696)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,853,957	(1,482,448)

CASH AND CASH EQUIVALENTS
Beginning of period	2,257,696	3,489,771
End of period	$6,111,653	$2,007,323

Non-cash investing and financing activities:

Common stock issued out of treasury stock for settlement of accrued liabilities	13,960	0
Treasury stock cost related to compensation	0	773

Supplemental cash flow information:
Cash paid for income taxes	$229,908	$464,300

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	Nature of Business and Summary of Significant Accounting Policies –

Basis of Presentation

The accompanying unaudited condensed financial statements of Table Trac, Inc. (the “Company,” or “Table Trac”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.  Certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  The condensed balance sheet as of September 30, 2025 and the condensed statements of operations, stockholders’ equity and cash flows for the three and nine months ended September 30, 2025 and 2024 are unaudited but include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position at such date and the operating results and cash flows for the interim periods presented.

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

There were no changes in critical accounting estimates or assumptions for the nine months ended September 30, 2025.

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

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is a unit of account in ASC 606. A majority of the Company’s systems sales have multiple performance obligations including an obligation to deliver a casino management system and another to provide maintenance services. For system sales with multiple performance obligations, the Company allocates revenue to each performance obligation based on its SSP. See discussion within the Significant Judgements paragraph regarding our determination of SSP.  At contract inception, management assesses whether it is probable that the Company will collect substantially all of the consideration to determine whether the contract meets the criterion for collectability.  The revenue allocated to the casino management system is recognized upon installation.  The Company occasionally enters into contracts that include multiple sites; management has determined that each site installation is a separate performance obligation. In these instances, the Company recognizes revenue upon completion of each performance obligation. In addition, the Company has a contract with a reseller who purchases and resells the Company’s products; monthly the reseller notifies the Company of their successful installations and submits an invoice to the Company for those installations.  The Company also analyzes its standard business practice of using long-term contracts and the history of collecting on extended payment term contracts which include a significant financing component which is usually a market interest rate. The associated interest income is reflected accordingly on the statement of operations.

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

The following table summarizes disaggregated revenues by major product line for the three months ended September 30, 2025 and 2024, respectively:

	Three months ended September 30,
	2025	2024	2025	2024
			(percent of revenues)
System revenue	$86,927	$615,160	4.1%	24.1%
Maintenance revenue	1,472,143	1,384,407	68.8%	54.5%
Service and other revenue	576,566	548,033	27.0%	21.4%
Total revenues	$2,135,636	$2,547,600	100.0%	100.0%

	Nine months ended September 30,
	2025	2024	2025	2024
			(percent of revenues)
System revenue	$1,924,415	$2,954,963	24.0%	36.8%
Maintenance revenue	4,562,917	3,990,141	57.0%	49.8%
Lease revenue	53,680	0	0.7%	0.0%
Service and other revenue	1,469,403	1,079,486	18.3%	13.4%
Total revenues	$8,010,415	$8,024,590	100.0%	100.0%

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

We recognize a contract asset when our performance under a contract precedes our receipt of consideration from a customer, or before payment is due, and our receipt of consideration is conditional upon factors other than the passage of time.  Our contract asset consists of our in-process installations, for which we have an enforceable right to collect consideration (including a reasonable profit) in the event the services are cancelled by customers.  As of September 30, 2025 and December 31, 2024 we recorded a contract asset of approximately $92,296 and $68,400, respectively, as a component of accounts receivable.

As of January 1, 2024, the balance of accounts receivable, net and customer deposits were $3,000,544 and $785,805, respectively.

The collectability assessment requires the company to use judgement and consider all relevant facts and circumstances. Management exercises judgment in its assessment of collectability of customer funds by considering payment history, current credit status, and available information about the financial condition of the customer, among other factors.  As of  September 30, 2025 and December 31, 2024, approximately $1,005,224 and $1,229,290 for systems installed under contract have not been recorded as revenue or included in accounts receivable based on the collectability assessment performed by the Company.  In accordance with this assessment, the contracts will be assessed in subsequent quarters at which time they may be deemed collectable and the outstanding remaining system revenue will be recognized accordingly.

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

Major Customers

The following table summarizes the Company's major customers' information for the three and nine months ended September 30, 2025 and 2024:

	For the Three months ended September 30,
	2025		2024
	% Revenues	% AR	% Revenues	% AR
Major	26.9%	38.5%	36.5%	37.2%
All Others	73.1%	61.5%	63.5%	62.8%
Total	100.0%	100.0%	100.0%	100.0%

	For the Nine months ended September 30,
	2025		2024
	% Revenues	% AR	% Revenues	% AR
Major	19.9%	38.5%	38.6%	37.2%
All Others	80.1%	61.5%	61.4%	62.8%
Total	100.0%	100.0%	100.0%	100.0%

For the three month periods ending  September 30, 2025 and 2024, sales to customers in the United States represent 93.3% and 94.8%, of total revenues, respectively.

A major customer is defined as any customer that represents at least 10% of revenue for a given period or 10% of outstanding account receivable at the end of a period.

Inventory

Inventory, consisting primarily of finished goods, is stated at the lower of cost or net realizable value. The average cost method is used to value inventory. Inventory is reviewed quarterly for the lower of cost or net realizable value and obsolescence. Any material cost found to be above net realizable value or considered obsolete is written down accordingly.  The Company had an obsolescence reserve of $7,697 at  September 30, 2025 and  December 31, 2024.  The total inventory value was $1,883,361 and $1,935,679, as of September 30, 2025 and  December 31, 2024, respectively, which included work-in-process of $138,515 and $147,724 as of  September 30, 2025 and  December 31, 2024, respectively, and the remaining amount is comprised of finished goods. As of  September 30, 2025 and  December 31, 2024, the Company had $68,065 and $50,068, respectively, of prepaid inventory as a component of prepaid expenses.

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

Software Development Costs

We expense software development costs, including cost to develop software products to be sold, licensed or marketed to external users, before technological feasibility is reached.  Technological feasibility is typically reached shortly before the release of such products.  During 2025 no new costs were capitalized for the  nine months ended September 30, 2025  and 2024 .  Capitalized software development costs are currently amortized straight-line over a five year period, which reflects the pattern in which the assets' future economic benefits are expected to be consumed.

Research and Development

Expenditures for research and product development costs, before technological feasibility is reached are expensed as incurred.  Research and development expenses were $372,223 and $143,831 for the nine months ended September 30, 2025 and 2024, respectively, and are included in selling, general and administrative expenses on the condensed statements of operations.

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

2.	Accounts Receivable –

Accounts receivable consisted of the following at:

	September 30,	December 31,
	2025	2024

Accounts receivable - current	$1,847,784	$2,416,790
Less allowance for credit losses	(64,636)	(73,728)
Accounts receivable current - net	$1,783,148	$2,343,062

Accounts receivable - long-term	$633,629	$1,011,355

A roll-forward of the Company’s allowance for credit losses for the nine month periods ended  September 30, 2025 and 2024 are as follows:

	September 30,	September 30,
	2025	2024

Allowance for credit losses, beginning of period	$73,728	$68,620
Current period provision	(8,236)	(3,936)
Write-off	(856)	0
Allowance for credit losses, end of period	64,636	64,684

3.	Net Investment in Sales Type Lease –

In January 2021, the Company entered into a five year lease with a customer for hardware which had an implied interest rate of 6%.

At inception, the Company recorded $210,782 in "Net investment in sales type leases" and derecognized $139,521 from “Inventory" on its condensed balance sheet.  As a result of this transaction the Company recognized $34,719.98 and $25,562 in profit from sales type leases in its condensed statements of operations for the nine months ended September 30, 2025 and 2024, respectively, and for the nine  months ended September 30, 2025 and 2024, the Company recognized $1,955 and $2,963, respectively, of interest income in the Company's condensed statements of operations.

In  December 2022, the Company entered into a five year lease with a customer for hardware which had an implied interest rate of 6%.

At inception, the Company recorded $98,279 in "Net investment in sales type leases" and derecognized $46,533 from “Inventory" on its balance sheet. As a result of this transaction the Company recognized $14,789 and $12,175 in profit from sales type leases in its condensed statements of operations for the nine months ended September 30, 2025 and 2024, respectively, and for the nine months ended September 30, 2025 and 2024, the Company recognized $2,521and $3,025, respectively, of interest income in the Company's condensed statements of operations.

In  March 2025, the Company entered into a four year lease with a customer for hardware which had an implied interest rate of 6%.

At inception, the Company recorded $53,680 in "Net investment in sales type leases" and derecognized $31,740 from “Inventory" on its balance sheet. As a result of this transaction the Company recognized $25,327 in profit from sales type leases in its condensed statements of operations for the nine  months ended September 30, 2025 , and for the nine  months ended September 30, 2025 , the Company recognized $889 of interest income in the Company's condensed statements of operations.

The future minimum lease payments receivable for sales type leases are as follows:

Amount
2025 (remainder)	$37,221
2026	42,003
2027	37,928
2028	15,128
2029	3,782
Total undiscounted cash flows	136,062
Present value discount	13,866
Net investment in lease as of September 30, 2025	$122,196

The current portion of $59,765 and $75,858 are included in Current Assets on the condensed balance sheets as of September 30, 2025 and December 31, 2024, respectively, and the long term portion of $62,431 and $46,924 are included in Long-Term Assets on the condensed balance sheets as of September 30, 2025 and December 31, 2024, respectively.  The leases contain a purchase option at the conclusion of the lease, which the Company has determined does not meet the probability criterion.  The Company has not recorded an unguaranteed residual asset.

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

On June 19, 2024, we extended our lease for the Minnesota location.  The term of the extension is 75 months and included a $36,000 tenant improvement allowance, which is offsetting the 2024 lease payments.  The extended lease is expiring  October 31, 2031. On August 29, 2025, we extended our lease for the Oklahoma location.  The term of the extension is 36 months expiring August 31, 2028.  On August 24, 2023, we entered into a lease for the Nevada location.  The terms of the lease is 36 months expiring August 31, 2026.

Maturities of our lease liabilities for all operating leases are as follows as of September 30, 2025 for the years ended:

2025 (remainder)	$37,188
2026	124,906
2027	92,457
2028	90,619
2029	83,958
Thereafter	154,965
Total Lease Payments	584,094
Less: Interest	84,659
Present value of lease liabilities	$499,435

The following table summarizes the Company's operating lease expenses for the nine months ended September 30:

	2025	2024
Operating lease expense	$113,632	$92,127
Variable lease expense	34,265	25,869
Total lease expense	$147,897	$117,996

We cannot determine the interest rate implicit in our leases.  Therefore, the discount rate represents our estimated incremental interest rates to borrow an amount approximating the aggregate lease payments collateralized by the property at the commencement of the lease.

The following table summarizes the Company's operating lease information for the nine months ended September 30:

	2025	2024

Operating cash flow from operating leases	$87,726	$117,996
Right of use asset in exchange for new lease liabilities	41,630	349,031
Operating leases
Weighted average remaining lease term - operating leases (years)	5.4	5.8
Weighted average discount rate - operating leases	5.8%	5.6%

5.	Bank Financing –

Revolving Credit Line

The Company has a revolving credit line of up to $500,000 that expires on February 1, 2026. The line of credit is collateralized by all receivables, inventory, equipment, and general intangibles of the Company. The Company had no borrowings under the credit line during the nine months ended September 30, 2025 and 2024.  Interest on outstanding borrowings is payable monthly and charged at the Prime Rate, which was 7.25% and 8.25% subject to a floor of 3.75% at  September 30, 2025 and 2024, respectively.

6.	Stockholders’ Equity –

Cash Dividend

For the nine months ending  September 30, 2025 and 2024 the company has paid cash dividends totaling $278,409 and $92,696, respectively.  The 2025 dividends were declared on  February 28, May 5 and August 7, 2025 with payment dates of  March 28, June 13 and September 12, 2025, respectively.  The 2024 dividends were declared on March 14 and  August 9, 2024 with payment dates of  April 4 and  September 13, 2024, respectively.

Stock Compensation

On  May 14, 2021, the Company's Board of Directors approved the 2021 Stock Incentive Plan (the "Plan").  The Plan provides for the issuance of incentive and other equity-based awards to its employees. Options issued under the Plan are exercisable for periods not to exceed ten years, and vest and contain such other terms and conditions as specified in the applicable award document. Options to buy common stock are issued under the Plan, with exercise prices equal to the closing price of shares of the Company’s common stock on the OTCQX at closing on the trading day of the date of award. The Company had 500,000 shares initially available for grant.

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

The Company has 39,500 shares of restricted stock outstanding as of September 30, 2025. There were 60,500 shares of restricted stock outstanding at September 30, 2024.

For the three months and nine months ending September 30, 2025 and 2024, the Company recorded compensation expense related to restricted stock granted of $19,477 and $58,431, respectively, as a component of selling, general and administrative expenses.

For the three months ending  September 30, 2025 and 2024, the Company recorded compensation expense related to stock options granted of $0.  For the nine months ending  September 30, 2025 and 2024, the Company recorded compensation expense related to stock options granted of $0 and $11,494, respectively.  as a component of selling, general and administrative expenses.

The unvested stock compensation expense is expected to be recognized over a weighted average period of approximately two years. As of  September 30, 2025 and 2024, the remaining unrecognized stock compensation expense for stock options and restricted stock was approximately $95,821 and $173,730, respectively.

The following table summarizes additional information about stock options outstanding and exercisable at September 30, 2025:

Options Outstanding				Options Exercisable
Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
109,750	3.49	$3.24	$165,755	109,750	$3.24	$165,755

The following table summarizes the activity of all stock options outstanding for the nine months ended September 30, 2025 and 2024.

	2025		2024
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	115,750	$3.27	119,750	$2.97
Granted	0	0	0	0
Exercised	(2,000)	3.93	0	0
Expired	(4,000)	3.95	(20,000)	2.42
Balance at September 30:	109,750	$3.24	99,750	$3.25

Options Exercisable at September 30:	109,750	$3.24	99,750	$3.25

7.	Income Tax –

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

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Based on its evaluation, the Company believes that it has no significant unrecognized tax positions. The Company’s evaluation was performed for the tax years ended December 31, 2021 through 2023, which are the tax years that remain subject to examination by major tax jurisdictions as of September 30, 2025. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

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

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended
	September 30,
	2025	2024
Basic and diluted earnings per share calculation:
Net income to common stockholders	$58,352	$292,379
Weighted average number of common shares outstanding - basic	4,601,110	4,575,068
Basic net income per share	$0.01	$0.06
Weighted average number of common shares outstanding - diluted	4,676,672	4,622,938
Diluted net income per share	$0.01	$0.06

	For the Nine Months Ended
	September 30,
	2025	2024
Basic and diluted earnings per share calculation:
Net income to common stockholders	$985,374	$1,110,610
Weighted average number of common shares outstanding - basic	4,592,638	4,575,068
Basic net income per share	$0.21	$0.24
Weighted average number of common shares outstanding - diluted	4,657,538	4,621,840
Diluted net income per share	$0.21	$0.24

For the three month and nine month periods ended  September 30, 2025 and 2024, there were common stock equivalents that had a dilutive effect of approximately 75,562 and 47,870, and 64,900 and 53,500 respectively.

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

On  November 7, 2025, The Board of Directors declared a cash dividend of $0.02 per share on the company’s common stock. The dividend is payable on  December 12, 2025, to shareholders of record at the close of business on November 28, 2025.

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

During the third quarter of 2025, the Company delivered no new systems.  At the end of the quarter, the Company had casino management systems, table games management systems, DataTrac, KioskTrac, KioskTrac Mobile, SlotSUITE, RePrintEnroll kiosks installed with on-going support and maintenance contracts with over 115 casino operators in over 300 casinos worldwide.  Sales to customers in the United States represented 93.3% of the Company’s total revenues for the three month period ending September 30, 2025.

Results of Operations – Three Months Ended September 30, 2025 Compared to Three months ended September 30, 2024

During the three months ended September 30, 2025, loss from operations was $47,530 compared to income from operations of $268,497, for the three months ended September 30, 2024. The major components of revenues, cost of sales and selling, general and administrative expenses, and the reasons for changes in each, are discussed below.

Revenues

Revenues totaled $2,135,636 for the three months ended September 30, 2025 compared to $ 2,547,600, for the three months ended September 30, 2024.

Refer to Note 1 – Revenue, including disaggregated revenues by major product line table, and Major Customers

During the three months ended September 30, 2025, the Company delivered no new systems.  During the same period in 2024, the Company delivered two systems.

Cost of Sales and Gross Profit

Cost of sales decreased to $561,048 for the three months ended September 30, 2025 from $747,293, for the three months ended September 30, 2024 due primarily to the Company not installing any systems during the three months ended September 30, 2025.  The following table summarizes our cost of sales for the three months ended September 30, 2025 and 2024, respectively:

	Three Months Ended September 30,
	2025	2024	2025	2024
			(percent of revenues)	(percent of revenues)
System	$4,786	$214,176	0.2%	8.4%
Maintenance	320,675	237,535	15.0%	9.3%
Service and other	235,587	295,582	11.0%	11.6%
Total cost of sales	$561,048	$747,293	26.3%	29.3%
Gross profit	$1,574,588	$1,800,307	73.7%	70.7%

The Company’s gross profit was 73.7% and 70.7% for the three months ended September 30, 2025 and 2024, respectively. This increase is a result of decreased relative labor costs associated with the decreased number of systems installed in the three months ended September 30, 2025.

Selling, General and Administrative Expenses

For the three months ended September 30, 2025, selling, general and administrative expenses were $1,622,118 compared to $1,531,810 for the same period in 2024.  This increase is a result of the company's increase in sales and marketing and research and development efforts.

Interest Income

For the three months ended September 30, 2025, interest income was $116,532 compared to $111,382 for the same period in 2024. This increase was a result of an increase in short-term investments in the 2025 period.

Tax Provision

The income tax expense for the three months ended September 30, 2025 was $11,000 as compared to $87,500, for the three months ended September 30, 2024. The effective rate fluctuates significantly due to fluctuations in periodic net income, changes in state apportionment rates and availability of research and development and foreign tax credits.

Net Income

Income before taxes for the three months ended September 30, 2025 was $69,352 compared to income before taxes for the three months ended September 30, 2024 of $379,879.  Net income for the three months ended September 30, 2025 was $58,352 compared to net income of $292,379 for the three months ended September 30, 2024. The basic and diluted income per share was $0.01 compared to basic and diluted income per share of $0.06 for the three months ended September 30, 2025 and 2024, respectively.

Results of Operations – Nine Months Ended September 30, 2025 Compared to Nine months ended September 30, 2024

During the nine months ended September 30, 2025, income from operations was $951,514 compared to $1,224,843, for the nine months ended September 30, 2024. The major components of revenues, cost of sales and selling, general and administrative expenses, and the reasons for changes in each, are discussed below.

Revenues

Revenues totaled $8,010,415 for the nine months ended September 30, 2025 compared to $8,024,590, for the nine months ended September 30, 2024.

Refer to Note 1 – Revenue, including disaggregated revenues by major product line table, and Major Customers

During the nine months ended September 30, 2025, the Company delivered six systems and expanded three existing customers. During the same period in 2024, the Company delivered six new system and expanded one existing customer and our exclusive supplier installed our system in multiple locations in Australia.

Cost of Sales and Gross Profit

Cost of sales decreased to $2,072,672 for the nine months ended September 30, 2025 from $2,289,119, for the nine months ended September 30, 2024 due primarily to the Company installing systems with total less machines during 2025 as compared to 2024.  The following table summarizes our cost of sales for the nine months ended September 30, 2025 and 2024, respectively:

	Nine Months Ended September 30,
	2025	2024	2025	2024
			(percent of revenues)	(percent of revenues)
System	$573,361	$855,330	7.2%	10.7%
Maintenance	871,815	726,110	10.9%	9.0%
Lease	31,740	0	0.4%	0.0%
Service and other	595,756	707,679	7.4%	8.8%
Total cost of sales	$2,072,672	$2,289,119	25.9%	28.5%
Gross profit	$5,937,743	$5,735,471	74.1%	71.5%

The Company’s gross profit was 74.1% and 71.5% for the nine months ended September 30, 2025 and 2024, respectively. This increase is a result of decreased relative labor costs associated with the systems installed in the nine months ended September 30, 2025.

Selling, General and Administrative Expenses

For the nine months ended September 30, 2025, selling, general and administrative expenses were $4,986,229 compared to $4,510,628 for the same period in 2024.  This increase is a result of the company's increase in sales and marketing and research and development efforts.

Interest Income

For the nine months ended September 30, 2025, interest income was $359,784 compared to $289,261 for the same period in 2024. This increase was a result of an increase in short-term investments in the 2025 period.

Tax Provision

The income tax expense for the nine months ended September 30, 2025 was $333,000 as compared to $404,500, for the nine months ended September 30, 2024. The effective rate fluctuates significantly due to fluctuations in periodic net income, changes in state apportionment rates and availability of research and development and foreign tax credits.

Net Income

Income before taxes for the nine months ended September 30, 2025 was $1,318,374 compared to income before taxes for the nine months ended September 30, 2024 of $1,515,110.  Net income for the nine months ended September 30, 2025 was $985,374 compared to net income of $1,110,610 for the nine months ended September 30, 2024. The basic and diluted income per share was $0.21 compared to basic and diluted income per share of $0.24 for the nine months ended September 30, 2025 and 2024, respectively.

Backlog

The Company’s backlog generally consists of incomplete system installations and expansion of offerings for currently installed and supported systems.

The Company had one system installation in its backlog at September 30, 2025. The Company had five system installations in its backlog as of September 30, 2024.  As of the filing date of this report, the Company has signed one new contract.

The Company is currently serving gaming establishments in seventeen U.S. states, as well as countries in Central and South America, the Caribbean and Australia. The Company aims to pursue further opportunities and strategic partnerships.

Liquidity and Capital Resources

Management believes that the Company has adequate cash to meet its obligations and continue operations for both existing customer contracts and ongoing product development for at least the next 12 months from the date of this filing.  The Company has a $500,000 line of credit and as of September 30, 2025, there were no borrowings outstanding under the line of credit.  The Company’s primary sources of liquidity are cash and cash equivalents, short-term investments, receivables and future cash generated from operations.  As of September 30, 2025, the Company had total cash and cash equivalents of $6,111,653 and short-term investments of $2,144,728  Management is not aware of any trends or any known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

Net cash provided by operations for the nine months ended September 30, 2025 was $1,554,421 compared to $1,689,903 for the nine month period ending September 30, 2024. This decrease was a result of a number of factors including a decrease in accounts receivable and net income, offset by a decrease in customer deposits.

For the nine months ended September 30, 2025 net cash provided by investing activities was $2,570,085 compared to cash used by investing activities of $3,079,655 for the same period in 2024.  This increase was a result of one of the Company's certificates of deposit maturing in the nine months ended September 30, 2025.

For the nine months ended September 30, 2025 net cash used in financing activities was $270,549 compared to $92,696 for the same period in 2024, due primarily to the payment of cash dividends which increased in the nine months ended September 30, 2025.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of September 30, 2025.

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

As of September 30, 2025, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2025 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 14, 2025	Table Trac, Inc.
(Registrant)

	By:	/s/ Chad Hoehne
Chad Hoehne Chief Executive Officer (principal executive officer)

By:	/s/ Randy Gilbert
Randy Gilbert Chief Financial Officer (principal financial and accounting officer)