Form 10-K
period 2025-12-31
TABLE TRAC INC
filed 2026-03-24
CIK 1090396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2025 was approximately $19.4 million based on the average bid and asking price of the registrant’s common stock on that date ($5.88 per share). As of March 24 2026, the registrant had outstanding 4,639,523 shares of common stock, $.001 par value per share.

DOCUMENTS INCORPORATED IN PART BY REFERENCE

Part III incorporates by reference certain information from the Registrant’s definitive proxy statement (the “Proxy Statement”) for the 2026 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2025.

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

The Company has developed and patented a proprietary information and management system (called our “Table Trac” system) that automates and monitors the operations of casino table game operations. In addition to its table games management system, Table Trac has developed a highly secure, unified, and stable Casino Management System (“CMS”) offering end-to-end casino resort functionality for guest rewards and loyalty marketing operations, marketing analysis, guest service, promotions, administration / management, vault / cage management and audit / accounting tasks, altogether a powerful, elegant technology ecosystem of value, efficiency and reliability for casinos seeking to add or upgrade their casino management systems.

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

In September 1999, Table Trac, Inc. was granted its first patent (U.S. Patent No. 5,957,776) based on patent application No. 08/689351 filed in August 1996. The patent relates to a proprietary information and management system designed to automate and monitor casino table game operations (the “Table Trac” system)

In August of 2022 and September of 2020, the Company was granted Patents (U.S. patent #11,417,169) on its April 2017 application 16/984755 “SYSTEMS AND METHODS OF FACILITATING INTERACTIONS BETWEEN AN ELECTRONIC GAMING MACHINE, GAME PLAYER, AND A CONTROL SYSTEM” and (U.S. patent #10,769,885 B2) on its April 2017 application 15/946,227 “SYSTEMS AND METHODS OF FACILITATING INTERACTIONS BETWEEN AN ELECTRONIC GAMING MACHINE, GAME PLAYER, AND A CONTROL SYSTEM”.

In June of 2021, the Company was granted a Patent (U.S. patent #11,024,116) on its May 2020 application 16/884731 “DYNAMIC AUTOMATED SOCIAL DISTANCING ON ELECTRONIC GAMING MACHINES”.

The Company has no issued foreign patents and has not applied for patents in foreign jurisdictions.

In addition, the Company renewed its Trademark claim for “Table Trac” which was granted July 31, 2018, Reg. No. 5,529,779 and made a new Trademark claim on its “CasinoTrac” brand which was registered on July 23, 2019

HUMAN CAPITAL

As of December 31, 2025, the Company had 32 full-time equivalents with an employee headcount of 32.

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

RECENT DEVELOPMENTS

The Company installed CasinoTrac at eight new customer in 2025 expanding the Company’s presence in Nevada, New Mexico, Washington,  the Caribbean  and Panama. At the end of 2025, the Company had casino management systems, table games management systems and ancillary products installed with on-going support and maintenance contracts with 115 casino operators in over 300 casinos.

During 2025, the Company participated in several key industry trade shows and conferences, including, the Indian Gaming Association Trade Show and Conference, the Oklahoma Indian Gaming Association Trade Show and Conference, and Global Gaming Expo (G2E), the industry’s premier event. The Company holds licenses for the following states: California, Iowa, Kansas, Louisiana, Maryland, Minnesota, Mississippi, Nevada, West Virginia and Wisconsin, which will allow the Company to pursue sales in these territories.

On January 1, 2026, Randy Gilbert was appointed Chief Executive Officer of the Company. Mr. Gilbert will continue to serve as the Company’s Chief Financial Officer.

In February 2020, the Company obtained a $500,000 line of credit with a lender.  The Company has renewed this line of credit through February 2027.

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

If fewer players visit our customers’ facilities or, if such players have less disposable income to spend at our customers’ facilities or if our customers are unable to make timely payments to us or to devote resources to purchasing and leasing our products are/or forced to close their facilities, there could be an adverse effect on our business, results of operations and financial conditions. Such risks that may affect our customers and suppliers and consumers behavior include, but are not limited to:

●

adverse economic and market conditions in gaming markets, including recession, inflation, economic slowdown, high rates of unemployment, higher interest rates, new or increased tariffs, higher airfares, higher energy and gasoline prices and rising food and healthcare costs;

●	global geopolitical events such as terrorist attacks or threats thereof, acts of war or hostility, including the war in Ukraine, civil unrest or other economic or political uncertainties;

●	global health concerns, including pandemics, epidemics, or outbreaks of infectious or contagious diseases;

●	natural disasters such as major fires, floods, hurricanes and earthquakes; and

●	inability of our customers to operate due to regulatory disputes or inability to meet their debt obligations.

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

The opening of new casinos, expansion of existing casinos, and replacement of gaming management systems fluctuate based on demand, general economic conditions, regulatory approvals, and the availability of financing. These activities may also be adversely affected by factors such as inflationary pressures, rising interest rates, supply chain disruptions, labor shortages, geopolitical instability, or changes in consumer spending patterns. In addition, the expansion of gaming into new jurisdictions can be a lengthy and uncertain process, often requiring public referendums, legislative action, and extensive regulatory review. Any of these factors could delay, restrict, or prevent the expansion of our business and could negatively impact our results of operations, cash flows, and financial condition.

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

Governance

The Board of Directors has oversight of the cyber security risk management and strategy. The senior leadership, including our Chief Executive Officer and Chief Technology Officer, regularly meets with and provides periodic briefings to our Board of Directors regarding our cybersecurity risks and activities, including any recent cybersecurity incidents and related responses, cybersecurity systems testing, activities of third parties, and the like. Our Chief Executive Officer and Chief Financial Officer are responsible for implementing and maintaining our cybersecurity risk assessment and management processes.

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

Additionally, the Company leases two additional offices spaces.  One location is in Oklahoma City, Oklahoma which expires on August 31, 2028. The monthly rent payment is approximately $1,230 excluding operating expenses.  The other is in Las Vegas, Nevada which expires on August 31, 2026.  The monthly rent payment is approximately $4,500 with periodic escalators to approximately $5,000 per month, excluding operating expenses.

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

Holders: As of March 24, 2026, the Company had outstanding 4,639,523 shares of common stock held by approximately 675 holders of record.

Dividends:  Cash dividends totaling $0.08 and $0.03 per share were declared and paid in 2025 and 2024, respectfully  Future decisions to pay cash dividends will continue to be at the discretion of the Company’s Board of Directors and will be dependent on our available cash, management’s expectations regarding future performance and free cash flow, alternative uses of cash to fund capital expenditures and other factors that the Board of Directors consider relevant.

Subsequent to the end of fiscal 2025, the Board of Directors declared (i) a special cash dividend of $0.10 per share that is payable to holders of the Company’s common stock on March 6, 2026, and a (ii) a cash dividend of $0.02 per share that is payable to holders of the Company’s common stock on March 27, 2026.

Item 6. [Reserved].

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following Management's Discussion and Analysis should be read in conjunction with our audited financial statements and related notes that appear elsewhere in this filing.

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

The Company had three projects in its backlog as of December 31, 2025.  The Company had five projects in its backlog at December 31, 2024.  As of the filing date of this report, the Company has signed four new contracts with customers in 2026.

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

In addition, the Company has a $500,000 line of credit with a lender. No amount was outstanding or drawn from this line of credit during the year ended December 31, 2025. The line of credit expires on February 1, 2027.

The Company’s cash and cash equivalents position at December 31, 2025 was $8,235,788, an increase of $5,978,092 from $2,257,696 at December 31, 2024.  This increase was primarily the result of the Company investment in certificates of deposit maturing during the 2025.  The Company’s short-term investments were $0 as of December 31, 2025, as compared to $4,627,744 as of December 31, 2024.

Net cash flows provided by operating activities during the year ended December 31, 2025 was $1,806,481 a decrease of $211,572 from $2,018,053 for the year ended December 31, 2024. This decrease was primarily due to a decrease in customer deposits offset by a decrease in inventory.

Net cash provided by investing activities was $4,534,991 during the year ended December 31, 2025, compared to cash used in investing activities of $3,111,075 for the year ended December 31, 2024. This increase relative to 2024 was primarily due to proceeds from maturing certificates of deposit of $4,725,286. We used no cash to purchase certificates of deposit in 2025, as compared to $6,561,614 in 2024.

Net cash used in financing activities was $363,380 for the year ending December 31, 2025, compared to net cash used in financing activities of $139,053. This increase relative to 2024 was primarily due to higher total dividend payments of $371,240.

On December 31, 2025, total stockholders’ equity was $12,844,464 compared to $11,462,081 on December 31, 2024, an increase of $1,382,383 or 12.1%, which was primarily due to 2025 net income.

The Company did not have any off-balance sheet arrangements as of December 31, 2025.

RESULTS OF OPERATIONS,  FOR THE YEAR ENDED December 31, 2025 COMPARED TO YEAR ENDED December 31, 2024

The most significant events that affected the 2025 results of operations were the Company’s installation of eight casino management systems and expanding five existing customers systems.

Revenue

See Note 1: Revenue, disaggregated revenues by major product line table

Total revenues decreased $115,789, a 1.0% decrease, during the year ended December 31, 2025, compared to the year ended December 31, 2024,  as a result of increases in maintenance and other revenue. System sales decreased $1,166,909, a 28.5% decrease, due to a decrease in the number and size of site installations in 2025 compared to 2024. Maintenance revenue increased $773,918, an 14.4% increase, due to the increase in our customer base and rates from 2024 to 2025. Service and other revenue, which includes DataTrac, KioskTrac, KioskTrac Mobile, SlotSUITE, RePrintEnroll kiosks and licensing agreements increased $223,522, or approximately 13%, as a result of an increase in DataTrac services, SlotSUITE and promotional kiosk products sold in 2025 compared to 2024.

During 2025, the Company delivered a total of eight systems, expanded five existing customers.  During 2024, the Company delivered eight systems.

Cost of Sales and Gross Profit

Cost of sales decreased 11.6% to $2,890,020 in 2025 from $3,270,733 in 2024. The decrease of $380,713 was primarily due to a decrease in volume, type and size of installations. The following table summarizes our cost of sales:

	Year Ended December 31,
	2025	2024	2025	2024
			(percent of revenues)	(percent of revenues)
System	$748,463	$1,209,320	6.8%	10.8%
Maintenance	1,287,384	1,042,247	11.7%	9.3%
Lease	31,740	0	0.3%	0.0%
Service and other	822,433	1,019,166	7.4%	9.1%
Total cost of sales	$2,890,020	$3,270,733	26.3%	29.2%
Gross profit	$8,158,217	$7,893,293	73.7%	70.8%

The gross profit in 2025 totaled $8,158,217, or 73.7% of sales, compared with $7,893,293, or 70.8% of sales, in 2024. The increase in gross margin in 2025 was primarily attributable to a higher proportion of system upgrade projects performed for existing customers. These upgrade projects generally produced higher margins than traditional installations due to reduced labor requirements and the use of standardized components, which lowered overall project costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 6% to $6,554,624 in 2025 from $6,175,668 in 2024. This increase of $378,956 was primarily due to an increase in the Company's research and development efforts.

Other Income

Other income totaled $7,076 in 2025 compared to $2,587 in 2024.

Interest Income

Interest income increased to $477,951 in 2025, compared to $388,716 in 2024, primarily due to the increase of interest income from cash being invested into multiple certificates of deposit as well as a high yield savings account.

Income Tax Expense

The income tax expense was $462,000 in 2025, for an effective rate of 22.2%, compared to income tax expense of $532,500 for an effective rate of 25.3% in 2024. The change in the effective rate is primarily due to changes in generation/utilization of tax credits.

Net Income

The net income for 2025 was $1,626,620 compared to net income of $1,576,428 for 2024, which is a increase of $50,192.

The basic and diluted earnings per share in 2025 were $ 0.35, compared to basic and diluted earnings per share of $ 0.34 in 2024.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s discussion and analysis of financial condition and results of operations is based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates these estimates, including those related to revenue recognition. The Company bases these estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The estimates and judgments that the Company believes have the most effect on its reported financial position and results of operations are as follows:

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

Management’s assessment of collectability at both contract inception and on an ongoing basis resulted in the determination that some of our contracts did not meet the criterion for collectability.  The balance of these contracts are not included as part of accounts receivable on the balance sheet.  Accordingly, for these contracts whereby the collectability criterion has not been met, revenue will be recognized as payments are received.  During the years ended December 31, 2025 and 2024, the Company has determined that approximately $887,500 and $1,229,290 for these systems did not meet the revenue recognition collectability criterion.   Management considered the following facts and circumstances in its determination: these installations are subject to different regulators than our current customer base; Payments have not been received for items invoiced; one customer has a large debtor in a senior position to Table Trac. Both contracts will continue to be recognized on a cash basis subject to ongoing collectability assessment. A change in the collectability assessment in a future period may allow the Company to recognize revenue prior to collecting cash.  The company has received substantially all of the site's inventory installed.

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

Inventory

Inventory, consisting of finished goods, is stated at the lower of cost or net realizable value. The average cost method is used to value inventory. Inventory is reviewed quarterly for the lower of cost or net realizable value and obsolescence. Any material cost found to be above market value or considered obsolete is written down accordingly. The Company had $8,597 and $7,697 of obsolescence reserves at December 31, 2025 and 2024, respectively.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Table Trac, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Table Trac, Inc. (the Company) as of December 31, 2025 and 2024, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the financial statements).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Boulay PLLP

Minneapolis, Minnesota

March 24, 2026

PCAOB ID:542

TABLE TRAC, INC.

BALANCE SHEETS

	December 31,	December 31,
	2025	2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,235,788	$2,257,696
Short-term investments	0	4,627,744
Accounts receivable, net	2,762,748	2,343,062
Inventory, net	1,615,469	1,935,679
Prepaid expenses	437,254	534,767
Net investment in sales type leases - current	54,806	75,858
Income tax receivable	168,164	50,156
TOTAL CURRENT ASSETS	13,274,229	11,824,962

LONG-TERM ASSETS
Accounts receivable - long-term	421,883	1,011,355
Property and equipment, net	142,749	149,669
Net investment in sales type leases - long term	53,842	46,924
Software development costs, net	72,008	13,355
Operating lease right-of-use assets	401,283	474,157
TOTAL LONG-TERM ASSETS	1,091,765	1,695,460
TOTAL ASSETS	$14,365,994	$13,520,422

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$273,845	$216,944
Customer deposits	113,751	870,602
Current portion of operating lease liabilities	105,538	80,999
TOTAL CURRENT LIABILITIES	493,134	1,168,545

LONG-TERM LIABILITIES
Operating lease liabilities	367,396	435,796
Deferred tax liability	661,000	454,000
TOTAL LIABILITIES	1,521,530	2,058,341

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 25,000,000 shares authorized: 4,756,734 shares issued; and 4,641,523 and 4,635,568 shares outstanding at December 31, 2025 and December 31, 2024, respectively.	4,642	4,636
Additional paid-in capital	2,591,755	2,470,850
Retained earnings	10,464,410	9,209,030
	13,060,807	11,684,516
Treasury stock, 115,211 and 121,166 shares (at cost) at December 31, 2025 and December 31, 2024, respectively.	(216,343)	(222,435)
TOTAL STOCKHOLDERS’ EQUITY	12,844,464	11,462,081

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,365,994	$13,520,422

The accompanying notes are an integral part of these financial statements.

TABLE TRAC, INC.

STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2025	2024

Revenues	$11,048,237	$11,164,026
Cost of sales	2,890,020	3,270,733
Gross profit	8,158,217	7,893,293
Operating expenses:
Selling, general and administrative	6,554,624	6,175,668
Income from operations	1,603,593	1,717,625
Other income	7,076	2,587
Interest income	477,951	388,716
Income before taxes	2,088,620	2,108,928
Income tax expense	462,000	532,500
Net income	$1,626,620	$1,576,428
Net income per share - basic	$0.35	$0.34
Net income per share - diluted	$0.35	$0.34
Weighted-average shares outstanding - basic	4,595,051	4,569,933
Weighted-average shares outstanding - diluted	4,666,599	4,623,161

The accompanying notes are an integral part of these financial statements.

TABLE TRAC, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock Outstanding		Additional
	Number of	Par	Paid-in	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total
BALANCE, December 31, 2023	4,634,865	$4,635	$2,346,483	$7,771,655	$(223,208)	$9,899,565
Stock compensation expense	0	0	122,441	0	0	122,441
Cash dividends	0	0	0	(139,053)	0	(139,053)
Stock issued for service from treasury	703	1	1,926	0	773	2,700
Net income	0	0	0	1,576,428	0	1,576,428
BALANCE, December 31, 2024	4,635,568	$4,636	$2,470,850	$9,209,030	$(222,435)	$11,462,081
Stock compensation expense	0	0	105,183	0	0	105,183
Issuance of common stock out of treasury	3,955	4	10,001	0	3,955	13,960
Cash dividends	0	0	0	(371,240)	0	(371,240)
Exercise of employee stock options	2,000	2	5,721	0	2,137	7,860
Net income	0	0	0	1,626,620	0	1,626,620
BALANCE, December 31, 2025	4,641,523	$4,642	$2,591,755	$10,464,410	$(216,343)	$12,844,464

The accompanying notes are an integral part of these financial statements.

TABLE TRAC, INC.

STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2025	2024
OPERATING ACTIVITIES
Net income	$1,626,620	$1,576,428
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,370	21,099
Deferred income taxes	207,000	113,000
Provision of credit losses	(827)	5,108
Stock issued for services to non-employee	0	2,700
Stock compensation expense	105,183	122,441
Accrued interest on short-term investments	0	(124,939)
Noncash operating lease expense, net	29,013	44,755
Gain on sale of equipment	(350)	(18,000)

Changes in operating assets and liabilities:
Accounts receivable	170,613	(358,981)
Inventory	320,210	968,479
Prepaid expenses	97,513	(169,881)
Net investment in sales type leases	14,134	55,149
Accounts payable and accrued expenses	70,861	(164,326)
Payroll liabilities	0	75,606
Customer deposits	(756,851)	84,797
Income tax receivable and payable	(118,008)	(215,382)
Net cash provided by operating activities	1,806,481	2,018,053
INVESTING ACTIVITIES
Capital expenditures	(31,114)	(129,075)
Proceeds from sale of equipment	350	18,000
Purchase of short-term investment	0	(6,561,614)
Proceeds from short-term investments	4,627,744	3,561,614
Capitalized software development costs	(61,989)	0
Net cash provided by (used in) investing activities	4,534,991	(3,111,075)
FINANCING ACTIVITIES
Proceeds from exercise of employee of stock options	7,860	0
Payment of dividends	(371,240)	(139,053)
Net cash used in financing activities	(363,380)	(139,053)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,978,092	(1,232,075)

CASH AND CASH EQUIVALENTS
Beginning of year	2,257,696	3,489,771
End of year	$8,235,788	$2,257,696

Non-cash investing and financing activities:

Common stock issued out of treasury stock for settlement of accrued liabilities	13,960	0
Treasury stock cost related to compensation	0	773

Supplemental cash flow information:
Cash paid for income taxes	$373,008	$634,882

The accompanying notes are an integral part of these financial statements.

TABLE TRAC, INC.

Notes to Financial Statements

December 31, 2025 and 2024

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

Major Customers

The following table summarizes major customers' information for the years ended December 31, 2025 and 2024:

	For the Years ended December 31,
	2025		2024
	% Revenues	% AR	% Revenues	% AR
Major	19.2%	34.7%	33.9%	47.5%
All Others	80.8%	65.3%	66.1%	52.5%
Total	100.0%	100.0%	100.0%	100.0%

A major customer is defined as any customer that represents at least 10% of revenue or outstanding account receivable for a given period.

Revenue Recognition

The Company derives revenues from the sales or leasing of systems, licenses and maintenance fees, and services.

System Sales

Revenue is recognized upon transfer of control of promised products and services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services, typically upon installation. We enter into contracts that can include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. Revenue is recognized net of any taxes collected, when applicable from customers, which are subsequently remitted to governmental authorities.

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

Maintenance Revenue

Maintenance revenue is recognized ratably over the average contract period being five years. The SSP for maintenance is based upon the renewal rate for contracted services.

Lease Revenue

The Company derives a portion of its revenue from a sales type leasing arrangement in accordance with ASC 842. The Company leases hardware to a customer and receives monthly payments.  Revenue is recognized ratably over the contract period.

Service Revenue and Other Revenue

Other revenue includes DataTrac, KioskTrac and Kiosks, SlotSUITE and other promotional programs and sales of equipment. Service revenue is recognized upon completion of the services and are billed in arrears. Revenue is recognized for DataTrac, SlotSUITE and other promotional programs ratably over the contract period. Revenue is recognized for kiosks and sales of equipment upon shipment.  The SSP for service revenue is established based upon actual selling prices for the services or prior similar arrangements.  During 2024, the Company recognized variable consideration of $275,000 which resulted in a reduction of revenue related to the Company paying a one time cash consideration to a customer as a result of certain promotional software not performing in accordance with agreed upon specifications.

The Company offers qualified customers a licensing agreement. Licensing revenue is recognized after the intellectual property (CMS system), the performance obligation, is delivered and in its operational and functional state. The SSP selling price for licensing revenue is established based upon actual selling prices for the license.

The following table summarizes disaggregated revenues by major product line for the years ended December 31, 2025 and 2024, respectively:

	Twelve months ended December 31,
	2025	2024	2025	2024
			(percent of revenues)
System revenue	$2,923,354	$4,090,263	26.5%	36.6%
Maintenance revenue	6,152,538	5,378,620	55.7%	48.2%
Lease revenue	53,680	0	0.5%	0.0%
Service and other revenue	1,918,665	1,695,143	17.4%	15.2%
Total revenues	$11,048,237	$11,164,026	100.0%	100.0%

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

We recognize a contract asset when our performance under a contract precedes our receipt of consideration from a customer, or before payment is due, and our receipt of consideration is conditional upon factors other than the passage of time. A contract asset is recognized when we have an unconditional right to payment for our performance. Our contract asset consist of our in-process installations, for which we have an enforceable right to collect consideration (including a reasonable profit) in the event the services are cancelled by customers.  As of  December 31, 2025 and 2024, we recorded a contract asset of approximately $295,400 and $68,400 respectively as a component of accounts receivable.

Customer deposits are received upon the execution of a contract.  Upon successful installation or delivery of a contract, the deposit is recognized as revenue.  For the year ending December 31, 2025, customer deposits decreased $756,851 mainly because of the decrease in contracts in backlog at the end of 2025.

As of January 1, 2024, the balance of current and long-term accounts receivable, net and customer deposits were $3,000,544 and $785,805, respectively.

The collectability assessment requires the company to use judgement and consider all relevant facts and circumstances. Management exercises judgment in its assessment of collectability of customer funds by considering payment history, current credit status, and available information about the financial condition of the customer, among other factors.  As of  December 31, 2025 and 2024, approximately $887,492 and $1,229,290 for systems installed under contract have not been recorded as revenue or included in accounts receivable based on the collectability assessment performed by the Company.  In accordance with this assessment, the contracts will be assessed in subsequent periods at which time they  may be deemed collectable and the outstanding remaining system revenue will be recognized accordingly.

The collectability assessment requires the company to use judgement and consider all relevant facts and circumstances.

We evaluate the interest rates in customer contracts with extended payment terms, representing a significant financing component. These rates range from approximately 2% to 7% and we believe those to be appropriate market interest rates for the financing component.

Geographic Concentrations

The Company sells its technologies and services to casinos in the United States, Australia, Japan, the Caribbean and countries in both Central and South America. For 2025 and 2024, 93.7% and 93.6% of the Company’s revenues were from the United States, all other geographical locations were less than 10%.

As of December 31, 2025 and 2024, 94.1% and 93.1% of the Company’s accounts receivable were from the United States, all other geographical locations were less than 10%.

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

Short-term Investments

The Company does not currently have any certificates of deposit ("CD") being held at a bank.  Certificates of deposit held for investment with an original maturity greater than three months are carried at cost plus accrued interest and reported as short-term investments on the balance sheet.  Interest is paid at maturity.  At times, certain certificates  may exceed amounts insured by the FDIC. The Company determines the appropriate classification as short-term or long-term at the time of purchase based on original maturities and management's reasonable redemption expectation. The Company reevaluates such classification at each balance sheet date.  The total short-term investments were $0 and $4,627,744 as of December 31, 2025 and 2024, respectively.

Accounts Receivable / Allowance for Credit Losses

Accounts receivable are initially recorded at the invoiced amount and carried on the balance sheet at net realizable value as of each balance sheet date.  For receivables related to contracts that contain an interest rate, interest income is recorded upon receipt on the statements of operations.  We maintain an allowance for credit losses for accounts receivable, which is recorded as an offset to accounts receivable, and changes in such are classified as general and administrative expense in the Statements of Operations. We assess collectibility by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when we identify specific customers with known disputes or collectibility issues. In determining the amount of the allowance for credit losses, we consider historical collectibility based on past due status and make judgments about the creditworthiness of customers based on ongoing credit evaluations. We also consider customer-specific information and current market conditions.  The Company has adopted the practical expedient to assume that the current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when developing a reasonable and supportable forecast as part of estimating expected credit losses on these assets.  Management believes that receivables, net of the allowance for credit losses, are fully collectable. Accounts receivable are written off when management determines collection is no longer likely. While the ultimate result  may differ, management believes that any write-off not allowed for will not have a material impact on the Company’s financial position.

Inventory

Inventory, consisting of finished goods, is stated at the lower of cost or net realizable value. The average cost method is used to value inventory. Inventory is reviewed quarterly for the lower of cost or net realizable value and obsolescence. Any material cost found to be above net realizable value or considered obsolete is written down accordingly. The Company had $8,597 and $7,697 of obsolescence reserve at December 31, 2025 and 2024, respectively. The total inventory value was $1,615,469 and $1,935,679 as of December 31, 2025 and 2024, respectively, which included work-in-process of $97,942 and $147,724 as of December 31, 2025 and 2024, respectively, and the remaining amount is comprised of finished goods. At  December 31, 2025 and 2024, the Company had $53,192 and $50,068 of prepaid inventory as a component of prepaid expenses, respectively.

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

Long-lived Assets

The Company periodically assesses the recoverability of long-lived assets and certain identifiable intangible assets by reviewing for potential impairment whenever events or changes in circumstances indicate that the carrying amount of an asset  may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future undiscounted net cash flows expected to be generated by the asset group. The impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

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

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Based on its evaluation, the Company believes that it has no significant unrecognized tax positions. The Company’s evaluation was performed for the tax years ended December 31, 2022 through 2025, which are the tax years that remain subject to examination by major tax jurisdictions as of December 31, 2025. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to its financial results. In accordance with current guidance, the Company classifies interest and penalties as income tax expense as incurred.

Research and Development

Expenditures for research and product development costs, before technological feasibility is reached are expensed as incurred. Research and development expenses were $771,060 and $243,357 for the years ended December 31, 2025 and 2024, respectively, and are included in selling, general and administrative expenses on the statements of operations.

Software Development Costs

We expense software development costs, including cost to develop software products to be sold, licensed or marketed to external users, before technological feasibility is reached.  Technological feasibility is typically reached shortly before the release of such products.  These costs are capitalized and amortized equally over the next five years.

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

Recently Adopted Accounting Pronouncements

On January 1, 2025, the Company adopted on a retrospective basis Accounting Standards Update (“ASU”) 2023-09, Improvements to Income Tax Disclosures. This standard enhances the transparency and decision usefulness of income tax disclosures by requiring additional disaggregated information about a reporting entity’s effective tax rate reconciliation and income taxes paid. The amendments primarily impact disclosure requirements and do not change the underlying recognition or measurement of income taxes.  Upon adoption, the Company applied the guidance retrospectively. The adoption of ASU 2023-09 did not have a material impact on the Company’s consolidated financial statements, results of operations, or cash flows, as the standard only modifies disclosure requirements. The Company has updated its income tax disclosures to comply with the new guidance.

On January 1, 2025, the Company adopted ASU No. 2025-05, Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses for Accounts Receivable and Contract Assets. This standard aims to reduce the cost and complexity of estimating credit losses while maintaining decision-useful information for financial statement users. The guidance allows all entities to elect a practical expedient related to developing forecasts as part of estimating expected credit losses that assumes the current conditions as of the balance sheet date do not change for the remaining life of the asset. Upon adoption, the Company applied the guidance prospectively. The adoption of ASU 2025-05 did not have a material impact on the Company’s financial statements, results of operations, or cash flows.

On January 1, 2024, the Company retrospectively adopted ASU 2023-07, Segment Reporting, which amended ASC 280 and requires public companies to disclose segment data based on how management makes decisions about allocating resources to segments and evaluating performance

The Company conducts its business activities and reports financial results as a single reportable segment, casino products segment. Using the management approach, qualitative and quantitative criteria established by ASC 280, the Company has determined it has a single reportable segment. The Chief Operating Decision Maker (“CODM”) makes decisions about allocating resources and assessing performance in a manner consistent with the way the Company operates its business and presents their financial results, using net income that is also reported on the income statement as net income. There are no reconciling items to the income statement. The measurement of segment assets is reported on the balance sheet as total assets. The CODM uses pre-tax net income to evaluate income generated from segment assets (return on assets) and assesses significant expenses such as hardware, labor and installation costs in deciding whether to reinvest profits into the  casino products segment. The Company’s CODM is the CEO. All of the Company’s customers are based in the United States. The nature of business and accounting policies of the casino products segment are the same as described in the organization and nature of business and summary of significant accounting policies.

NOTE 2. ACCOUNTS RECEIVABLE

	December 31,	December 31,
	2025	2024

Accounts receivable - current	$2,834,793	$2,416,790
Less allowance for credit losses	(72,045)	(73,728)
Accounts receivable current - net	$2,762,748	$2,343,062

Accounts receivable - long-term	$421,883	$1,011,355

A roll-forward of the Company’s allowance for credit losses for the years ended is as follows:

	December 31,	December 31,
	2025	2024

Allowance for credit losses, beginning of year	$73,728	$68,620
Current period provision	(827)	5,108
Write-off	(856)	0
Allowance for credit losses, end of year	72,045	73,728

NOTE 3. NET INVESTMENT IN SALES TYPE LEASE

In  January 2021, the Company entered into a five year lease with a customer for hardware which had an implied interest rate of 6%.

At inception, the Company recorded a total $210,782 in "Net investment in sales type leases" and derecognized $139,521 from “Inventory" on its balance sheet. The Company recognized $42,649 and $36,793 in profit from sales type leases in its statements of operations for the years ended  December 31, 2025 and 2024, respectively, as a result of the transaction. For the years ended December 31, 2025 and 2024, the Company recognized $1,965 and $3,957, respectively, of interest income in the Company's statements of operations.

In December 2022, the Company entered into a five year lease with a customer for hardware which had an implied interest rate of 6%.

At inception, the Company recorded a total $98,279 in "Net investment in sales type leases" and derecognized $46,533 from “Inventory" on its balance sheet. The Company recognized $21,165 and $18,356 in profit from sales type leases in its statements of operations for the years ended  December 31, 2025 and 2024, respectively, as a result of the transaction. For the years ended December 31, 2025 and 2024, the Company recognized $4,697 and $4,444, respectively. of interest income in the Company's statements of operations.

In   March 2025, the Company entered into a four year lease with a customer for hardware which had an implied interest rate of 6%.

At inception, the Company recorded $53,680 in "Net investment in sales type leases" and derecognized $31,740 from “Inventory" on its balance sheet. As a result of this transaction the Company recognized $25,327 in profit from sales type leases in its statements of operations for the year ended  December 31, 2025 as a result of the transaction.  For the year ended December 31, 2025 , the Company recognized $889 of interest income in the Company's statements of operations.

The future minimum lease payments receivable for sales type leases are as follows:

Amount
2026	61,297
2027	37,928
2028	15,128
2029	3,782
Total undiscounted cash flows	118,135
Present value discount	9,487
Net investment in lease as of December 31, 2025	$108,648

The current portion of $54,806 is included in Current Assets on the balance sheet as of  December 31, 2025, and the long term portion of $53,842 is included in Long-Term Assets on the balance sheet as of December 31, 2025.  The lease contains a purchase option at the conclusion of the lease, which the Company has determined does not meet the probability criterion.  The Company has not recorded an unguaranteed residual asset.

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

	December 31,	December 31,
	2025	2024
Office equipment	$247,035	$215,921
Vehicles	189,565	204,565
Total	436,600	420,486
Less: accumulated depreciation	(293,851)	(270,817)
Property and equipment, net	$142,749	$149,669

Depreciation expense totaled $38,034 and $17,763 for the years ended December 31, 2025 and 2024, respectively.

NOTE 5. SOFTWARE DEVELOPMENT COSTS

The company has capitalized a total of $62,000 and $0 of software development costs incurred during the years ended December 31, 2025 and 2024, respectively.  During 2025 the Company determined that development costs were deemed technologically feasible and have been capitalized.  All of these development costs were classified as software development cost and have a useful life of five years.  As of December 31, 2025 none of these costs were amortized.  In 2024 approximately $3,336 was amortized.  There were no projects for the year ending December 31, 2024 that were deemed technologically feasible.

NOTE 6. DEBT

The Company has a revolving credit line of up to $500,000 that expires on February 1, 2027. The line of credit is collateralized by all receivables, inventory, equipment, and general intangibles of the Company.  The Company had no borrowings under the credit line during the year ending  December 31, 2025 and 2024.  Interest on outstanding borrowings is payable monthly and charged at the Prime Rate, which was 6.75%, subject to a floor of 3.75% at  December 31, 2025.

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

Maturities of our lease liabilities for all operating leases are as follows as of December 31, 2025:

2026	$124,906
2027	92,457
2028	90,619
2029	83,958
2030	87,309
Thereafter	67,656
Total Lease Payments	546,905
Less: Interest	73,971
Present value of lease liabilities	$472,934

The following table summarizes the Company's operating lease expenses for the years ended December 31, 2025 and 2024:

	2025	2024
Operating lease expense	$148,521	$92,127
Variable lease expense	45,319	25,869
Total lease expense	$193,840	$117,996

We cannot determine the interest rate implicit in our leases.  Therefore, the discount rate represents our estimated incremental interest rates to borrow an amount approximating the aggregate lease payments collateralized by the property at the commencement of the lease.

The following table summarizes the Company's operating lease information for the year ended December 31, 2025 and 2024:

	2025	2024

Operating cash flow from operating leases	$119,508	$87,651
Right of use asset in exchange for new lease liabilities	41,630	398,194
Operating leases
Weighted average remaining lease term - operating leases (years)	5.3	5.0
Weighted average discount rate - operating leases	5.8%	5.7%

NOTE 8. STOCKHOLDERS’ EQUITY

Common Stock

As of December 31, 2025, and 2024, the Company holds 115,211 and 121,166 common stock shares in treasury at a total cost of $216,343 and $222,435, respectively, for future employee and professional service provider’s issuances under the bonus program which was part of both 2018 and 2014 repurchase of shares.

Stock Based Compensation

On  September 30, 2024, the Company awarded 703 Restricted Stock shares to a non-employee out of treasury stock. These shares are not subject to a vesting period.  Grant date fair value of $2,700 was recognized as legal expense as a component of selling, general and administrative expense.

On December 18, 2024, the Company awarded 19,250 stock options to be distributed to most of its current employees.  These options vested immediately. Grant date fair value of $33,039 was recognized during 2024 as stock compensation expense as a component of selling, general and administrative expense.

On December 19, 2025, the Company awarded 19,500 stock options to be distributed to most of its current employees.  These options vested immediately. Grant date fair value of $27,275 was recognized during 2025 as stock compensation expense as a component of selling, general and administrative expense.

The Company has approximately 39,500 shares of restricted stock outstanding as of December 31, 2025.  There were approximately 60,500 shares of restricted stock outstanding at December 31, 2024.

For the years ended  December 31, 2025 and 2024, the Company recorded compensation expense related to restricted stock granted of $77,909 for both 2025 and 2024, respectively as a component of selling, general and administrative expenses.

For the years ended  December 31, 2025 and 2024, the Company recorded compensation expense related to stock options granted of $27,274 and $44,532, respectively as a component of selling, general and administrative expenses.

The fair value of the Company’s stock options issued during 2025 was estimated using a Black-Scholes option pricing model with the following weighted-average assumptions:

Expected volatility	57.5%
Expected life (years)	2.5
Risk-free interest rate	3.76%
Expected dividend yield	1.99%

The expected volatility was estimated based on the Company's calculated historical volatility.

The unvested stock compensation expense is expected to be recognized over a weighted average period of approximately three years. As of  December 31, 2025, the remaining unrecognized stock compensation expense for stock options and restricted stock was approximately $76,344 and $154,252, respectively.

The following table summarizes additional information about stock options outstanding and exercisable at December 31, 2025:

Options Outstanding				Options Exercisable
Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
128,250	3.94	$3.36	$124,575	128,250	$3.36	$124,575

The following table summarizes the activity of all stock options outstanding for the years ending  December 31, 2025 and 2024.

	2025		2024
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	115,750	$3.28	119,500	$3.11
Granted	19,500	4.96	19,250	3.60
Exercised	(2,000)	3.93	0	0
Expired	(5,000)	3.90	(23,000)	2.63
Balance at December 31:	128,250	$3.36	115,750	$3.28

Options Exercisable at December 31:	128,250	$3.36	115,750	$3.28

Cash Dividends

The Company's common stock contains rights to participate in earnings, dividends, and voting.

Dividend dates and amounts for the fiscal year ended December 31, 2025 are listed in the table below:

Date Declared	Dividend Declared Per Share	Total Dividend Amount	Date Dividend Paid
February 28, 2025	$0.02	$92,789	March 28, 2025
May 5, 2025	0.02	92,790	June 13, 2025
August 8, 2025	0.02	92,830	September 12, 2025
November 7, 2025	0.02	92,831	December 12, 2025
Totals	$0.08	$371,240

Dividend dates and amounts for the fiscal year ended December 31, 2024 are listed in the table below:

Date Declared	Dividend Declared Per Share	Total Dividend Amount	Date Dividend Paid
March 14, 2024	$0.01	$46,347	April 19, 2024
August 9, 2024	0.01	46,349	September 13, 2024
November 9, 2024	0.01	46,357	December 13, 2024
Totals	$0.03	$139,053

The Company  may continue to pay dividends in the future.

On January 26, 2026 the Company's Board of Directors declared a special cash dividend of $0.10 per share, and on February 26, 2026 the Board of Directors declared a cash dividend of $0.02 per share. Refer to Note 11– Subsequent Event below.

NOTE 9. INCOME TAXES

Income before the provision for income taxes paid to the United States was $2,088,620 and 2,108,928 for the years ended  December 31, 2025 and 2024, respectively.  There were no Foreign income or loss before income tax expense.

The income tax provision consists of the following for the years ended December 31:

	2025	2024

Federal	$213,000	$370,000
State	42,000	$49,500
Current Tax Expense	255,000	419,500
Federal	189,000	104,000
State	18,000	9,000
Deferred tax	207,000	113,000
Total income tax expense	$462,000	$532,500

The reconciliation between expected federal income tax rates and the Company’s effective federal tax rates is as follows for the years ended December 31:

	2025		2024
	Amount	Percent	Amount	Percent

Expected federal tax	$439,000	21.0%	$443,000	21.0%
Permanent differences	27,000	1.3%	7,000	0.3%
State income tax, net of federal tax benefit (1)	41,000	2.0%	37,000	1.8%
Foreign tax credit	0	0.0%	0	0.0%
Benefit valuation allowance	0	0.0%	0	0.0%
Research and Development tax credit	(65,000)	(3.1)%	21,000	1.0%
Other	20,000	1.0%	24,500	1.2%
Total	$462,000	22.2%	$532,500	25.3%

(1) The tax effect in this category primarily reflects the state and local taxes in Iowa, Oklahoma and California.

The following table summarizes the Company’s deferred tax assets and liabilities at December 31:

	2025	2024
Current:
Accounts payable and accrued expenses	$37,000	$31,000
Accounts receivable, net	(757,000)	(792,000)
Inventory obsolescence	2,000	2,000
Prepaid expenses	(88,000)	(110,000)
Operating lease liability	16,000	10,000
Customer deposits	26,000	198,000
Net current	(764,000)	(661,000)

Long-term:
NOL - State	4,000	4,000
Foreign tax credit	14,000	15,000
R&D tax credit	48,000	41,000
Book - Tax depreciation	(33,000)	(34,000)
Section 174 capitalization	0	105,000
Stock compensation	57,000	63,000
Investment impairment	13,000	13,000
Net long-term	103,000	207,000
Net deferred tax liability	$(661,000)	$(454,000)

Cash paid for income taxes were as follows:

	2025	2024

Federal	$315,000	$557,000
Iowa	24,000	0
State (other)	34,008	77,882
Total cash paid for income taxes	$373,008	$634,882

The company has an operating loss carryforward of approximately $54,000 with the State of Minnesota and other Federal and Minnesota tax credit carryforwards of approximately $74,000 that expire between 2027 and 2036 if not used.  An allowance for net operating loss carryforward is recorded when the Company believes the amount may not be collected or fully utilized.  Management believes the state net operating loss carryforward and other tax credit carryforwards are fully collectible or will be fully utilized.

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

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share:

	For the Years Ended
	December 31,
	2025	2024
Basic and diluted earnings per share calculation:
Net income to common stockholders	$1,626,620	$1,576,428
Weighted average number of common shares outstanding - basic	4,595,051	4,569,933
Basic net income per share	$0.35	$0.34
Weighted average number of common shares outstanding - diluted	4,666,599	4,623,161
Diluted net income per share	$0.35	$0.34

For the years ended December 31, 2025 and 2024, there were common stock equivalents related to stock options and restricted stock that had a dilutive effect of 71,548 and 53,228 shares, respectively.

NOTE 11. SUBSEQUENT EVENTS

On January 23, 2026, the Company’s Board of Directors declared a special cash dividend of $0.10 per share on the Company’s issued and outstanding common stock, which special dividend will be payable on March 6, 2026, to shareholders of record at the close of business on February 20, 2026.

On February 26, 2026 the Board of Directors declared a cash dividend of $0.02 per share on the Company’s issued and outstanding common stock, which dividend is payable on March 27, 2026 to shareholders of record at the close of business on March 13, 2026.

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

As of December 31, 2025, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective as of December 31, 2025.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(e) and 15d-15(f) of the Exchange Act. The Company has designed internal controls to provide reasonable, but not absolute, assurance that financial statements are prepared in accordance with U.S. GAAP. The Company assesses the effectiveness of internal controls based on the criteria set forth in the 2013 Internal Control - Integrated Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that the Company’s internal controls over financial reporting were effective as of December 31, 2025.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

During the fourth quarter of our 2025 fiscal year , there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

Item 9C.  Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Information required by this Item is incorporated by reference to the Proxy Statement to be filed in connection with the Company’s 2026 Annual Meeting of Stockholders.

Item 11. EXECUTIVE COMPENSATION.

The Information required by this Item is incorporated by reference to the Proxy Statement to be filed in connection with the Company’s 2026 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The Information required by this Item is incorporated by reference to the Proxy Statement to be filed in connection with the Company’s 2026 Annual Meeting of Stockholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The Information required by this Item is incorporated by reference to the Proxy Statement to be filed in connection with the Company’s 2026 Annual Meeting of Stockholders.

 Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Information required by this Item is incorporated by reference to the Proxy Statement to be filed in connection with the Company’s 2026 Annual Meeting of Stockholders.

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

Dated: March 24, 2026

TABLE TRAC, INC.

/s/ Randy Gilbert
Randy Gilbert, CEO and CFO
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 19th day of March, 2025.

/s/ Randy Gilbert
Randy Gilbert, Chief Financial Officer (principal financial and accounting officer)
(principal executive officer)

/s/ Chad Hoehne
Chad Hoehne, President and Director

/s/ William Martinez
William Martinez, Director

/s/ Thomas Mertens
Thomas Mertens, Director

/s/ Andrew Berger
Andrew Berger, Director