Form 10-Q
period 2026-03-31
TABLE TRAC INC
filed 2026-05-13
CIK 1090396

121

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026

or

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

As of May 13, 2026, the registrant had outstanding 4,642,887 shares of common stock, $.001 par value per share.

Table Trac, Inc.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TABLE TRAC, INC.

TABLE TRAC, INC.

CONDENSED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2026	2025
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,122,868	$8,235,788
Accounts receivable, net	3,154,595	2,762,748
Inventory, net	1,315,386	1,615,469
Prepaid expenses	776,846	437,254
Net investment in sales type leases - current	45,386	54,806
Income tax receivable	77,664	168,164
TOTAL CURRENT ASSETS	13,492,745	13,274,229

LONG-TERM ASSETS
Accounts receivable - long-term	793,724	421,883
Property and equipment, net	131,793	142,749
Net investment in sales type leases - long term	45,125	53,842
Software development costs, net	68,075	72,008
Operating lease right-of-use assets	368,459	401,283
TOTAL LONG-TERM ASSETS	1,407,176	1,091,765
TOTAL ASSETS	$14,899,921	$14,365,994

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$117,793	$273,845
Customer deposits	213,239	113,751
Current portion of operating lease liabilities	91,615	105,538
TOTAL CURRENT LIABILITIES	422,647	493,134

LONG-TERM LIABILITIES
Operating lease liabilities	350,001	367,396
Deferred tax liability	848,000	661,000
TOTAL LIABILITIES	1,620,648	1,521,530

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 25,000,000 shares authorized: 4,756,734 shares issued; and 4,642,887 and 4,641,523 shares outstanding at March 31, 2026 and December 31, 2025, respectively.	4,643	4,642
Additional paid-in capital	2,610,583	2,591,755
Retained earnings	10,878,889	10,464,410
STOCKHOLDERS' EQUITY BEFORE TREASURY STOCK	13,494,115	13,060,807
Treasury stock, 113,847 and 115,211 shares (at cost) at March 31, 2026 and December 31, 2025, respectively.	(214,842)	(216,343)
TOTAL STOCKHOLDERS’ EQUITY	13,279,273	12,844,464

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,899,921	$14,365,994

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended
	March 31,
	2026	2025

Revenues	$3,914,339	$3,535,933
Cost of sales	1,253,284	932,323
Gross profit	2,661,055	2,603,610
Operating expenses:
Selling, general and administrative	1,500,547	1,660,983
Income from operations	1,160,508	942,627
Other income	0	5,502
Interest income	96,981	117,680
Income before taxes	1,257,489	1,065,809
Income tax expense	286,000	283,570
Net income	$971,489	$782,239
Net income per share - basic	$0.21	$0.17
Net income per share - diluted	$0.21	$0.17
Weighted-average shares outstanding - basic	4,603,556	4,576,669
Weighted-average shares outstanding - diluted	4,645,831	4,617,073

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock Outstanding		Additional
	Number of	Par	Paid-in	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total
BALANCE, December 31, 2024	4,635,568	$4,636	$2,470,850	$9,209,030	$(222,435)	$11,462,081
Stock compensation expense	0	0	19,477	0	0	19,477
Issuance of common stock out of treasury	3,955	4	10,001	0	3,955	13,960
Cash dividends declared	0	0	0	(92,789)	0	(92,789)
Net income	0	0	0	782,239	0	782,239
BALANCE, March 31, 2025	4,639,523	$4,640	$2,500,328	$9,898,480	$(218,480)	$12,184,968

BALANCE, December 31, 2025	4,641,523	$4,642	$2,591,755	$10,464,410	$(216,343)	$12,844,464
Stock compensation expense	0	0	15,269	0	0	15,269
Issuance of common stock out of treasury	1,364	1	3,559	0	1,501	5,061
Cash dividend	0	0	0	(557,010)	0	(557,010)
Net income	0	0	0	971,489	0	971,489
BALANCE, March 31, 2026	4,642,887	$4,643	$2,610,583	$10,878,889	$(214,842)	$13,279,273

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended
	March 31,
	2026	2025
OPERATING ACTIVITIES
Net income	$971,489	$782,239
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,889	9,675
Deferred income taxes	187,000	153,000
Provision of credit losses	16,775	(3,671)
Stock compensation expense	15,269	19,477
Accrued interest on short-term investments	0	(40,556)
Noncash operating lease expense, net	1,506	4,020

Changes in operating assets and liabilities:
Accounts receivable	(780,464)	(301,941)
Inventory	300,083	323,390
Prepaid expenses	(339,592)	64,665
Net investment in sales type leases	18,138	17,767
Accounts payable, accrued expenses	(150,991)	(20,677)
Customer deposits	99,488	(403,148)
Income tax receivable and payable	90,500	130,570
Net cash provided by operating activities	444,090	734,810
INVESTING ACTIVITIES
Proceeds from short-term investments	0	2,570,085
Net cash provided by investing activities	0	2,570,085
FINANCING ACTIVITIES
Payment of dividends	(557,010)	(92,789)
Net cash used in financing activities	(557,010)	(92,789)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(112,920)	3,212,106

CASH AND CASH EQUIVALENTS
Beginning of period	8,235,788	2,257,696
End of period	$8,122,868	$5,469,802

Non-cash investing and financing activities:

Common stock issued out of treasury stock for settlement of accrued liabilities	5,061	13,960

Supplemental cash flow information:
Cash paid for income taxes	$8,500	$0

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	Nature of Business and Summary of Significant Accounting Policies –

Basis of Presentation

The accompanying unaudited condensed financial statements of Table Trac, Inc. (the “Company,” or “Table Trac”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 8-03 of Regulation S-X.  Certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  The condensed balance sheet as of March 31, 2026 and the condensed statements of operations, stockholders’ equity and cash flows for the three months ended March 31, 2026 and 2025 are unaudited but include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position at such date and the operating results and cash flows for the interim periods presented.

The accompanying condensed financial statements and notes should be read in conjunction with the financial statements and notes included in the Table Trac, Inc. Annual Report on Form 10-K for the year ended December 31, 2025.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company’s use of estimates and assumptions include: for revenue recognition, determining collectibility, the nature and timing of satisfaction of performance obligations, and determining the standalone selling price (“SSP”) of performance obligations, realizability of accounts receivable and revenue, and the valuation of allowance for credit losses, deferred tax assets and liabilities, and inventory. Actual results could differ from those estimates, and the difference could be significant.  For further information about our critical accounting estimates, see the discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies and Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

There were no changes in critical accounting estimates or assumptions for the three months ended March 31, 2026.

The Company’s significant accounting policies are described in Note 1 of the financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2025.

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

Maintenance Revenues

Maintenance revenue is recognized ratably over the contract period of five years. The SSP for maintenance is based upon the renewal rate for contracted services.

Lease Revenues

The Company derives a portion of its revenue from a sales type leasing arrangement in accordance with ASC 842. The Company leases hardware to a customer and receives monthly payments.  Revenue is recognized ratably over the contract period.

Service Revenues and Other Revenues

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

The following table summarizes disaggregated revenues by major product line for the three months ended March 31, 2026 and 2025, respectively:

	Three months ended March 31,
	2026	2025	2026	2025
			(percent of revenues)
System revenue	$1,736,561	$1,561,903	44.4%	44.2%
Maintenance revenue	1,541,403	1,509,782	39.3%	42.7%
Service and other revenue	636,375	464,248	16.3%	13.1%
Total revenues	$3,914,339	$3,535,933	100.0%	100.0%

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

We recognize a contract asset when our performance under a contract precedes our receipt of consideration from a customer, or before payment is due, and our receipt of consideration is conditional upon factors other than the passage of time.  Our contract asset consists of our in-process installations, for which we have an enforceable right to collect consideration (including a reasonable profit) in the event the services are cancelled by customers.  As of March 31, 2026 and December 31, 2025 we recorded a contract asset of approximately $334,051 and $295,400, respectively, as a component of accounts receivable.

As of January 1, 2025, the balance of accounts receivable, net and customer deposits were $3,354,417 and $870,602, respectively.

The collectability assessment requires the company to use judgement and consider all relevant facts and circumstances. Management exercises judgment in its assessment of collectability of customer funds by considering payment history, current credit status, and available information about the financial condition of the customer, among other factors.  As of  March 31, 2026 and December 31, 2025, approximately $793,178 and $887,500 for systems installed under contract have not been recorded as revenue or included in accounts receivable based on the collectability assessment performed by the Company.  In accordance with this assessment, the contracts will be assessed in subsequent quarters at which time they may be deemed collectable and the outstanding remaining system revenue will be recognized accordingly.

We evaluate the interest rates in customer contracts with extended payment terms, representing a significant financing component. These rates range from approximately 2% to 8% and we believe those to be appropriate market interest rates for the financing component.  The average term for financed receivables is between two and five years. Non-financed receivables are typically due within 30 days of invoicing.

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

Short-term Investments

The Company does not currently have any certificates of deposit ("CD") being held at a bank.  Certificates of deposit held for investment with an original maturity greater than three months are carried at cost plus accrued interest and reported as short-term investments on the balance sheet.  Interest is paid at maturity.  At times, certain certificates  may exceed amounts insured by the FDIC. The Company determines the appropriate classification as short-term or long-term at the time of purchase based on original maturities and management's reasonable redemption expectation. The Company reevaluates such classification at each balance sheet date.  The total short-term investments were $0 as of  March 31, 2026 and December 31, 2025.

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

Major Customers

The following table summarizes the Company's major customers' information for the three months ended March 31, 2026 and 2025:

	For the Three months ended March 31,
	2026		2025
	% Revenues	% AR	% Revenues	% AR
Major	41.8%	52.7%	33.0%	27.7%
All Others	58.2%	47.3%	67.0%	72.3%
Total	100.0%	100.0%	100.0%	100.0%

For the three month periods ended  March 31, 2026 and 2025, sales to customers in the United States represent 95.1% and 95.9%, of total revenues, respectively.

A major customer is defined as any customer that represents at least 10% of revenue for a given period or 10% of outstanding account receivable at the end of a period.

Inventory

Inventory, consisting primarily of finished goods, is stated at the lower of cost or net realizable value. The average cost method is used to value inventory. Inventory is reviewed quarterly for the lower of cost or net realizable value and obsolescence. Any material cost found to be above net realizable value or considered obsolete is written down accordingly.  The Company had an obsolescence reserve of $13,257 and $8,597 at  March 31, 2026 and  December 31, 2025, respectively.  The total inventory value was $1,315,386 and $1,615,469, as of March 31, 2026 and  December 31, 2025, respectively, which included work-in-process of $42,738 and $97,942 as of  March 31, 2026 and  December 31, 2025, respectively, and the remaining amount is comprised of finished goods. As of  March 31, 2026 and  December 31, 2025, the Company had $289,749 and $53,192, respectively, of prepaid inventory as a component of prepaid expenses.

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

Software Development Costs

We expense software development costs, including cost to develop software products to be sold, licensed or marketed to external users, before technological feasibility is reached.  Technological feasibility is typically reached shortly before the release of such products.  During 2026 no new costs were capitalized for the  three months ended March 31, 2026 .  Capitalized software development costs are currently amortized straight-line over a five year period, which reflects the pattern in which the assets' future economic benefits are expected to be consumed.

Research and Development

Expenditures for research and product development costs, before technological feasibility is reached are expensed as incurred.  Research and development expenses were $164,304 and $123,331 for the three months ended March 31, 2026 and 2025, respectively, and are included in selling, general and administrative expenses on the condensed statements of operations.

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

2.	Accounts Receivable –

Accounts receivable consisted of the following at:

	March 31,	December 31,
	2026	2025

Accounts receivable - current	$3,156,094	$2,834,793
Contract receivable - current	$80,569	$0
Less allowance for credit losses	(82,068)	(72,045)
Accounts receivable current - net	$3,154,595	$2,762,748

Accounts receivable - long-term	$546,909	$0
Contract receivable - long-term	$246,815	$421,883
Accounts receivable long term	$793,724	$421,883

A roll-forward of the Company’s allowance for credit losses for the three month periods ended  March 31, 2026 and 2025 are as follows:

	March 31,	March 31,
	2026	2025

Allowance for credit losses, beginning of period	$72,045	$73,728
Current period provision	16,775	(3,671)
Write-off	(6,752)	0
Allowance for credit losses, end of period	82,068	70,057

3.	Net Investment in Sales Type Lease –

In January 2021, the Company entered into a five year lease with a customer for hardware which had an implied interest rate of 6%.

At inception, the Company recorded $210,782 in "Net investment in sales type leases" and derecognized $139,521 from “Inventory" on its condensed balance sheet.  As a result of this transaction the Company recognized $12,044 and $11,401 in profit from sales type leases in its condensed statements of operations for the three months ended March 31, 2026 and 2025, respectively, and for the three  months ended March 31, 2026 and 2025, the Company recognized $181 and $2,963, respectively, of interest income in the Company's condensed statements of operations.

In  December 2022, the Company entered into a five year lease with a customer for hardware which had an implied interest rate of 6%.

At inception, the Company recorded $98,279 in "Net investment in sales type leases" and derecognized $46,533 from “Inventory" on its balance sheet. As a result of this transaction the Company recognized $5,082 and $4,787 in profit from sales type leases in its condensed statements of operations for the three months ended March 31, 2026 and 2025, respectively, and for the three months ended March 31, 2026 and 2025, the Company recognized $618 and $3,025, respectively, of interest income in the Company's condensed statements of operations.

In  March 2025, the Company entered into a four year lease with a customer for hardware which had an implied interest rate of 6%.

At inception, the Company recorded $53,680 in "Net investment in sales type leases" and derecognized $31,740 from “Inventory" on its balance sheet. As a result of this transaction the Company recognized $1,012 and $0 in profit from sales type leases in its condensed statements of operations for the three  months ended March 31, 2026  and 2025, respectively, and for the three  months ended March 31, 2026  and 2025, the Company recognized $219 and $0 of interest income in the Company's condensed statements of operations.

The future minimum lease payments receivable for sales type leases are as follows:

Amount
2026 (remainder)	$41,351
2027	37,928
2028	15,128
2029	3,782
Total undiscounted cash flows	98,189
Present value discount	7,678
Net investment in lease as of March 31, 2026	$90,511

The current portion of $45,386 and $54,806 are included in Current Assets on the condensed balance sheets as of March 31, 2026 and December 31, 2025, respectively, and the long term portion of $45,125 and $53,842 are included in Long-Term Assets on the condensed balance sheets as of March 31, 2026 and December 31, 2025, respectively.  The leases contain a purchase option at the conclusion of the lease, which the Company has determined does not meet the probability criterion.  The Company has not recorded an unguaranteed residual asset.

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

On June 19, 2024, we extended our lease for the Minnesota location.  The term of the extension is 75 months and included a $36,000 tenant improvement allowance, which is offsetting the 2024 lease payments.  The extended lease is expiring  October 31, 2031. On August 29, 2025, we extended our lease for the Oklahoma location.  The term of the extension is 36 months expiring August 31, 2028.  On August 24, 2023, we entered into a lease for the Nevada location.  The term of the lease is 36 months expiring August 31, 2026.

Maturities of our lease liabilities for all operating leases are as follows as of March 31, 2026 for the years ended:

2026 (remainder)	$87,718
2027	92,457
2028	90,619
2029	83,958
2030	87,309
Thereafter	67,656
Total Lease Payments	509,718
Less: Interest	68,102
Present value of lease liabilities	$441,616

The following table summarizes the Company's operating lease expenses for the three months ended March 31:

	2026	2025
Operating lease expense	$39,426	$36,813
Variable lease expense	11,360	12,106
Total lease expense	$50,786	$48,919

We cannot determine the interest rate implicit in our leases.  Therefore, the discount rate represents our estimated incremental interest rates to borrow an amount approximating the aggregate lease payments collateralized by the property at the commencement of the lease.

The following table summarizes the Company's operating lease information for the three months ended March 31:

	2026	2025

Operating cash flow from operating leases	$37,920	$32,793
Operating leases
Weighted average remaining lease term - operating leases (years)	5.2	5.6
Weighted average discount rate - operating leases	5.9%	5.7%

5.	Bank Financing –

Revolving Credit Line

The Company has a revolving credit line of up to $500,000 that expires on April 30, 2027. The line of credit is collateralized by all receivables, inventory, equipment, and general intangibles of the Company. The Company had no borrowings under the credit line during the three months ended March 31, 2026 and 2025.  Interest on outstanding borrowings is payable monthly and charged at the Prime Rate, which was 6.75% and 7.50% subject to a floor of 3.75% at  March 31, 2026 and 2025, respectively.

6.	Stockholders’ Equity –

Cash Dividend

The Company's common stock contains rights to participate in earnings, dividends, and voting.

Dividend dates and amounts for the period ended  March 31, 2026 are listed in the table below:

Date Declared	Dividend Declared Per Share	Total Dividend Amount	Date Dividend Paid
January 23, 2026	$0.10	$464,152	March 6, 2026
February 26, 2026	$0.02	$92,858	March 27, 2026
Totals	$0.12	$557,010

Dividend dates and amounts for the period ended  March 31, 2025 are listed in the table below:

Date Declared	Dividend Declared Per Share	Total Dividend Amount	Date Dividend Paid
February 28, 2025	$0.02	$92,789	March 28, 2025
Totals	$0.02	$92,789

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

On March 5, 2026 Chad Hoehne and Randy Gilbert elected to be paid in the form of 750 and 611 shares of the Company’s treasury stock as part of their 2025 Executive bonus plan, respectively.  Per this plan, each officer may obtain shares in an amount not to exceed 25% of their declared bonus. Additionally, these shares were valued at 90% of the weighted average trade value from the fourth quarter of 2025.

The Company has 17,500 shares of restricted stock outstanding as of March 31, 2026. There were 39,500 shares of restricted stock outstanding at March 31, 2025.

For the three months ending  March 31, 2026 and 2025, the Company recorded compensation expense related to stock options granted of $15,269 and $19,477, respectively, as a component of selling, general and administrative expenses.

The unvested stock compensation expense is expected to be recognized over a weighted average period of approximately two years. As of  March 31, 2026 and 2025, the remaining unrecognized stock compensation expense for stock options and restricted stock was approximately $61,075 and $134,775, respectively.

The following table summarizes additional information about stock options outstanding and exercisable at March 31, 2026:

Options Outstanding				Options Exercisable
Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
124,500	3.71	$3.34	$159,760	124,500	$3.34	$159,760

The following table summarizes the activity of all stock options outstanding for the three months ended March 31, 2026 and 2025.

	2026		2025
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	128,250	$3.36	115,750	$3.28
Granted	0	0	0	0
Exercised	-	0.00	0	0
Expired	(3,750)	3.91	(2,000)	3.96
Balance at March 31:	124,500	$3.34	113,750	$3.27

Options Exercisable at March 31:	124,500	$3.34	113,750	$3.27

7.	Earnings Per Share –

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

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended
	March 31,
	2026	2025
Basic and diluted earnings per share calculation:
Net income to common stockholders	$971,489	$782,239
Weighted average number of common shares outstanding - basic	4,603,556	4,576,669
Basic net income per share	$0.21	$0.17
Weighted average number of common shares outstanding - diluted	4,645,831	4,617,073
Diluted net income per share	$0.21	$0.17

For the three month periods ended  March 31, 2026 and 2025, there were common stock equivalents that had a dilutive effect of approximately 42,274 and 40,404 respectively.

8.	Income Tax –

	Three Months Ended, March 31,
	2026	2025
Income before provision for income taxes	$1,257,489	$1,065,809
Provision for income taxes	286,000	283,570
Effective tax rates	22.7%	26.6%

The effective tax rate decreased for the three months ended March 31, 2026, as compared to the same period in 2025. The decrease was primarily due to higher permanent differences in the prior-year period (decreasing the rate by approximately 1.7%) and increased research and development activity in the current period (reducing the rate by approximately 0.7%).

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

On  May 8, 2026, the Board of Directors declared a cash dividend of $0.02 per share on the company’s common stock. The dividend is payable on  June 12, 2026, to shareholders of record at the close of business on May 29, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below should be read in conjunction with our unaudited financial statements, and notes thereto, contained in this Quarterly Report on Form 10-Q, as well as our audited financial statements, and notes thereto, contained in our Form 10-K filed with the SEC on March 24, 2026 relating to our year ended December 31, 2025.

Forward-Looking Statements

Some of the statements made in this section of our report are forward-looking statements. These forward-looking statements generally relate to and are based upon our current plans, expectations, assumptions and projections about future events. The words “anticipate,” “intend,” “plan,” “believe,” “could,” “project,” “estimate,” “expect,” “strategy,” “likely,” “may,” “should,” “will” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.  Our management currently believes that the various plans, expectations, and assumptions reflected in or suggested by these forward-looking statements are reasonable.  Nevertheless, all forward-looking statements involve risks and uncertainties and our actual actions or future results may be materially different from our plans, objectives or expectations, or our assumptions and projections underlying our present plans, objectives and expectations, as a result of many factors, including, but not limited to, those set forth under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 and in our other filings with the Securities and Exchange Commission.

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

The Company continues to expand its intellectual property portfolio through both issued patents and ongoing patent development initiatives designed to support its core casino management and gaming technology platforms.

In August 2022 and September 2020, the Company was granted U.S. Patents No. 11,417,169 and No. 10,769,885 B2, respectively, relating to its April 2017 patent applications (Application Nos. 16/984,755 and 15/946,227), titled “Systems and Methods of Facilitating Interactions Between an Electronic Gaming Machine, Game Player, and a Control System.”

In June 2021, the Company was granted U.S. Patent No. 11,024,116 related to its May 2020 application (Application No. 16/884,731), titled “Dynamic Automated Social Distancing on Electronic Gaming Machines.”

In addition, the Company renewed its trademark for “Table Trac” (Registration No. 5,529,779), originally granted July 31, 2018, and obtained a trademark registration for “CasinoTrac,” which was registered on July 23, 2019.

The Company has also filed, and expects to continue filing, additional patent applications relating to new and enhanced technologies, including an artificial intelligence–based training system for pit bosses, a system for managing gaming tickets, and a system for tracking progressive jackpots. These patent applications reflect the Company’s ongoing focus on innovation and the development of proprietary solutions to enhance casino operations and data-driven decision-making.

The Company has also filed patent applications related to its gaming ticket management system, which is designed to reduce reliance on coin-based payouts by enabling accurate accounting and automated rounding of ticket exchanges to defined denominations. The Company has filed patent applications related to its progressive jackpot tracking system, which is designed to interface with a wide range of progressive jackpot configurations and improve the efficiency of tracking jackpot activity across the casino floor. These systems incorporate data-driven and artificial intelligence–based technologies intended to improve operational visibility and processing efficiency.

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

During the first quarter of 2026, the Company delivered three new systems and upgraded three existing system.  At the end of the quarter, the Company had casino management systems, table games management systems, DataTrac, KioskTrac, KioskTrac Mobile, SlotSUITE, RePrintEnroll kiosks installed with on-going support and maintenance contracts with over 115 casino operators in over 300 casinos worldwide.  Sales to customers in the United States represented 95.1% of the Company’s total revenues for the three month period ending March 31, 2026.

Results of Operations – Three Months Ended March 31, 2026 Compared to Three months ended March 31, 2025

During the three months ended March 31, 2026, income from operations was $1,160,508 compared to income from operations of $942,627, for the three months ended March 31, 2025. The major components of revenues, cost of sales and selling, general and administrative expenses, and the reasons for changes in each, are discussed below.

Revenues

Revenues totaled $3,914,339 for the three months ended March 31, 2026 compared to $ 3,535,933, for the three months ended March 31, 2025.

Refer to Note 1 – Revenue, including disaggregated revenues by major product line table, and Major Customers

During the three months ended March 31, 2026, the Company delivered three new systems and upgraded three existing system.  During the same period in 2025, the Company delivered five systems and expanded three existing customers.

Cost of Sales and Gross Profit

Cost of sales increased to $1,253,284 for the three months ended March 31, 2026 from $932,323, for the three months ended March 31, 2025 due primarily to the size of each install completed during the three months ended March 31, 2026.  The following table summarizes our cost of sales for the three months ended March 31, 2026 and 2025, respectively:

	Three Months Ended March 31,
	2026	2025	2026	2025
			(percent of revenues)	(percent of revenues)
System	$702,501	$490,268	17.9%	13.9%
Maintenance	271,229	254,008	6.9%	7.2%
Service and other	279,554	188,047	7.1%	5.3%
Total cost of sales	$1,253,284	$932,323	32.0%	26.4%
Gross profit	$2,661,055	$2,603,610	68.0%	73.6%

The Company’s gross profit was 68.0% and 73.6% for the three months ended March 31, 2026 and 2025, respectively. This decrease is a result of the increased relative labor costs associated with the two additional system installations with added complexities which were installed in the three months ended March 31, 2026.

Selling, General and Administrative Expenses

For the three months ended March 31, 2026, selling, general and administrative expenses were $1,500,547 compared to $1,660,983 for the same period in 2025.  This decrease was a result of lower gross wages due to our lower head count and a decrease in some of our sales and marketing spending.

Interest Income

For the three months ended March 31, 2026, interest income was $96,981 compared to $117,680 for the same period in 2025. This decrease was a result of the company having no short-term investments in the 2026 period.

Tax Provision

The income tax expense for the three months ended March 31, 2026 was $286,000 as compared to $283,570, for the three months ended March 31, 2025. See Note 8 for an explanation of the decrease in the effective tax rate.

Net Income

Income before taxes for the three months ended March 31, 2026 was $1,257,489 compared to income before taxes for the three months ended March 31, 2025 of $1,065,809.  Net income for the three months ended March 31, 2026 was $971,489 compared to net income of $782,239 for the three months ended March 31, 2025. The basic and diluted income per share was $0.21 compared to basic and diluted income per share of $0.17 for the three months ended March 31, 2026 and 2025, respectively.

Backlog

The Company’s backlog generally consists of incomplete system installations and expansion of offerings for currently installed and supported systems.

The Company had three system installations in its backlog at March 31, 2026. The Company had five system installations in its backlog as of March 31, 2025.  As of the filing date of this report, the Company has signed no new contracts.

The Company is currently serving gaming establishments in seventeen U.S. states, as well as countries in Central and South America, the Caribbean and Australia. The Company aims to pursue further opportunities and strategic partnerships.

Liquidity and Capital Resources

Management believes that the Company has adequate cash to meet its obligations and continue operations for both existing customer contracts and ongoing product development for at least the next 12 months from the date of this filing.  The Company has a $500,000 line of credit and as of March 31, 2026, there were no borrowings outstanding under the line of credit.  The Company’s primary sources of liquidity are cash and cash equivalents, short-term investments, receivables and future cash generated from operations.  As of March 31, 2026, the Company had total cash and cash equivalents of $8,122,868.  Management is not aware of any trends or any known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

Net cash provided by operations for the three months ended March 31, 2026 was $444,090 compared to $734,810 for the three month period ending March 31, 2025. This decrease was a result of a number of factors including an increase in accounts receivable and a decrease in accrued expenses, offset by a decrease in customer deposits and an increase in income.

For the three months ended March 31, 2026 net cash provided by investing activities was $0 compared to cash provided by investing activities of $2,570,085 for the same period in 2025.  This decrease was a result of the Company not having certificates of deposit maturing in the three months ended March 31, 2026.

For the three months ended March 31, 2026 net cash used in financing activities was $557,010 compared to $92,789 for the same period in 2025, due to the payment of a special cash dividend in the three months ended March 31, 2026.

See Note 10, “Subsequent Event” of the Notes to Condensed Financial Statements in Part I, Item 1, “Financial Statements,” for information regarding our cash dividend following the end of the fiscal quarter. The declaration, amount and payment of any future cash dividends on the Company’s common stock will be at the discretion of the Board of Directors.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of March 31, 2026.

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

As of March 31, 2026 our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2026 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, the reader should carefully review the risks discussed in our Annual Report on Form 10-K filed with the SEC on March 24, 2026 relating to our year ended December 31, 2025 before making an investment decision.  The risk factors summarized in our Annual Report on Form 10-K for the year ended December 31, 2025 do not include all of the risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Dated: May 13, 2026	Table Trac, Inc.
(Registrant)

	By:	/s/ Randy Gilbert
Randy Gilbert Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial officer)