Form 10-Q
period 2026-06-30
TABLE TRAC INC
filed 2026-08-12
CIK 1090396

121

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2026

or

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

As of August 12, 2026, the registrant had outstanding 4,642,887 shares of common stock, $.001 par value per share.

Table Trac, Inc.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TABLE TRAC, INC.

TABLE TRAC, INC.

CONDENSED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2026	2025
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,152,589	$8,235,788
Accounts receivable, net	3,045,574	2,762,748
Inventory, net	881,610	1,615,469
Prepaid expenses	1,899,095	437,254
Net investment in sales type leases - current	58,058	54,806
Income tax receivable	0	168,164
TOTAL CURRENT ASSETS	14,036,926	13,274,229

LONG-TERM ASSETS
Accounts receivable - long-term	1,712,927	421,883
Property and equipment, net	144,221	142,749
Net investment in sales type leases - long term	27,293	53,842
Software development costs, net	64,142	72,008
Operating lease right-of-use assets	336,087	401,283
TOTAL LONG-TERM ASSETS	2,284,670	1,091,765
TOTAL ASSETS	$16,321,596	$14,365,994

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$667,118	$273,845
Customer deposits	39,303	113,751
Current portion of operating lease liabilities	78,361	105,538
Income tax payable	62,836	0
TOTAL CURRENT LIABILITIES	847,618	493,134

LONG-TERM LIABILITIES
Operating lease liabilities	332,358	367,396
Deferred tax liability	935,000	661,000
TOTAL LIABILITIES	2,114,976	1,521,530

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 25,000,000 shares authorized: 4,756,734 shares issued; and 4,642,887 and 4,641,523 shares outstanding at June 30, 2026 and December 31, 2025, respectively.	4,643	4,642
Additional paid-in capital	2,625,852	2,591,755
Retained earnings	11,790,967	10,464,410
STOCKHOLDERS' EQUITY BEFORE TREASURY STOCK	14,421,462	13,060,807
Treasury stock, 113,847 and 115,211 shares (at cost) at June 30, 2026 and December 31, 2025, respectively.	(214,842)	(216,343)
TOTAL STOCKHOLDERS’ EQUITY	14,206,620	12,844,464

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,321,596	$14,365,994

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Revenues	$4,244,884	$2,338,845	$8,159,223	$5,874,778
Cost of sales	1,283,647	579,301	2,536,931	1,511,624
Gross profit	2,961,237	1,759,544	5,622,292	4,363,154
Operating expenses:
Selling, general and administrative	1,767,380	1,703,128	3,267,927	3,364,111
Income from operations	1,193,857	56,416	2,354,365	999,043
Other income	718	1,224	718	6,726
Interest income	99,361	125,572	196,342	243,252
Income before taxes	1,293,936	183,212	2,551,425	1,249,021
Income tax expense	289,000	38,430	575,000	322,000
Net income	$1,004,936	$144,782	$1,976,425	$927,021
Net income per share - basic	$0.22	$0.03	$0.43	$0.20
Net income per share - diluted	$0.21	$0.03	$0.42	$0.20
Weighted-average shares outstanding - basic	4,625,387	4,600,023	4,614,404	4,588,355
Weighted-average shares outstanding - diluted	4,681,571	4,660,492	4,666,696	4,641,787

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock Outstanding		Additional
	Number of	Par	Paid-in	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total
BALANCE, December 31, 2024	4,635,568	$4,636	$2,470,850	$9,209,030	$(222,435)	$11,462,081
Stock compensation expense	0	0	19,477	0	0	19,477
Issuance of common stock out of treasury	3,955	4	10,001	0	3,955	13,960
Cash dividends declared	0	0	0	(92,789)	0	(92,789)
Net income	0	0	0	782,239	0	782,239
BALANCE, March 31, 2025	4,639,523	$4,640	$2,500,328	$9,898,480	$(218,480)	$12,184,968
Stock compensation expense	0	0	19,477	0	0	19,477
Cash dividends	0	0	0	(92,790)	0	(92,790)
Net income	0	0	0	144,782	0	144,782
BALANCE, June 30, 2025	4,639,523	$4,640	$2,519,805	$9,950,472	$(218,480)	$12,256,437

BALANCE, December 31, 2025	4,641,523	$4,642	$2,591,755	$10,464,410	$(216,343)	$12,844,464
Stock compensation expense	0	0	15,269	0	0	15,269
Issuance of common stock out of treasury	1,364	1	3,559	0	1,501	5,061
Cash dividend	0	0	0	(557,010)	0	(557,010)
Net income	0	0	0	971,489	0	971,489
BALANCE, March 31, 2026	4,642,887	$4,643	$2,610,583	$10,878,889	$(214,842)	$13,279,273
Stock compensation expense	0	0	15,269	0	0	15,269
Cash dividend	0	0	0	(92,858)	0	(92,858)
Net income	0	0	0	1,004,936	0	1,004,936
BALANCE, June 30, 2026	4,642,887	$4,643	$2,625,852	$11,790,967	$(214,842)	$14,206,620

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended
	June 30,
	2026	2025
OPERATING ACTIVITIES
Net income	$1,976,425	$927,021
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,174	20,466
Deferred income taxes	274,000	15,000
Provision of credit losses	77,010	(12,236)
Stock compensation expense	30,538	38,954
Accrued interest on short-term investments	0	(63,695)
Noncash operating lease expense, net	2,981	8,042
Gain on sale of equipment	(300)	0

Changes in operating assets and liabilities:
Accounts receivable	(1,650,880)	349,225
Inventory	733,859	406,242
Prepaid expenses	(1,461,841)	102,264
Net investment in sales type leases	23,297	(15,585)
Accounts payable, accrued expenses	398,334	58,236
Customer deposits	(74,448)	(700,206)
Income tax receivable and payable	231,000	78,492
Net cash provided by operating activities	590,149	1,212,220
INVESTING ACTIVITIES
Capital expenditures	(23,780)	0
Proceeds from sale of equipment	300	0
Proceeds from short-term investments	0	2,570,085
Net cash provided by (used in) investing activities	(23,480)	2,570,085
FINANCING ACTIVITIES
Payment of dividends	(649,868)	(185,579)
Net cash used in financing activities	(649,868)	(185,579)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(83,199)	3,596,726

CASH AND CASH EQUIVALENTS
Beginning of period	8,235,788	2,257,696
End of period	$8,152,589	$5,854,422

Non-cash investing and financing activities:

Common stock issued out of treasury stock for settlement of accrued liabilities	5,061	13,960

Supplemental cash flow information:
Cash paid for income taxes	$70,000	$228,508

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	Nature of Business and Summary of Significant Accounting Policies –

Basis of Presentation

The accompanying unaudited condensed financial statements of Table Trac, Inc. (the “Company,” or “Table Trac”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 8-03 of Regulation S-X.  Certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  The condensed balance sheet as of June 30, 2026 and the condensed statements of operations, stockholders’ equity and cash flows for the three and six months ended June 30, 2026 and 2025 are unaudited but include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position at such date and the operating results and cash flows for the interim periods presented.

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

There were no changes in critical accounting estimates or assumptions for the six months ended June 30, 2026.

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

The following table summarizes disaggregated revenues by major product line for the three and six months ended June 30, 2026 and 2025, respectively:

	Three months ended June 30,
	2026	2025	2026	2025
			(percent of revenues)
System revenue	$1,966,613	$275,585	46.3%	11.8%
Maintenance revenue	1,565,358	1,580,992	36.9%	67.6%
Lease revenue	0	53,680	0.0%	2.3%
Service and other revenue	712,913	428,588	16.8%	18.3%
Total revenues	$4,244,884	$2,338,845	100.0%	100.0%

	Six months ended June 30,
	2026	2025	2026	2025
			(percent of revenues)
System revenue	$3,703,174	$1,837,488	45.4%	31.3%
Maintenance revenue	3,106,761	3,090,774	38.1%	52.7%
Lease revenue	0	53,680	0.0%	0.9%
Service and other revenue	1,349,288	892,836	16.5%	15.1%
Total revenues	$8,159,223	$5,874,778	100.0%	100.0%

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

We recognize a contract asset when our performance under a contract precedes our receipt of consideration from a customer, or before payment is due, and our receipt of consideration is conditional upon factors other than the passage of time.  Our contract asset consists of our in-process installations, for which we have an enforceable right to collect consideration (including a reasonable profit) in the event the services are cancelled by customers.  As of June 30, 2026 and December 31, 2025 we recorded a contract asset of approximately $335,187 and $295,400, respectively, as a component of accounts receivable.

As of January 1, 2025, the balance of accounts receivable, net and customer deposits were $3,354,417 and $870,602, respectively.

The collectability assessment requires the company to use judgement and consider all relevant facts and circumstances. Management exercises judgment in its assessment of collectability of customer funds by considering payment history, current credit status, and available information about the financial condition of the customer, among other factors.  As of  June 30, 2026 and December 31, 2025, approximately $721,470 and $887,500 for systems installed under contract have not been recorded as revenue or included in accounts receivable based on the collectability assessment performed by the Company.  In accordance with this assessment, the contracts will be assessed in subsequent quarters at which time they may be deemed collectable and the outstanding remaining system revenue will be recognized accordingly.

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

Short-term Investments

The Company does not currently have any certificates of deposit ("CD") being held at a bank.  Certificates of deposit held for investment with an original maturity greater than three months are carried at cost plus accrued interest and reported as short-term investments on the balance sheet.  Interest is paid at maturity.  At times, certain certificates  may exceed amounts insured by the FDIC. The Company determines the appropriate classification as short-term or long-term at the time of purchase based on original maturities and management's reasonable redemption expectation. The Company reevaluates such classification at each balance sheet date.  The total short-term investments were $0 as of  June 30, 2026 and December 31, 2025.

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

Major Customers

The following table summarizes the Company's major customers' information for the three and six months ended June 30, 2026 and 2025:

	For the Three months ended June 30,
	2026		2025
	% Revenues	% AR	% Revenues	% AR
Major	46.7%	55.5%	21.6%	29.5%
All Others	53.3%	44.5%	78.4%	70.5%
Total	100.0%	100.0%	100.0%	100.0%

	For the Six months ended June 30,
	2026		2025
	% Revenues	% AR	% Revenues	% AR
Major	47.5%	55.5%	40.2%	29.5%
All Others	52.5%	44.5%	59.8%	70.5%
Total	100.0%	100.0%	100.0%	100.0%

For the three month periods ended  June 30, 2026 and 2025, sales to customers in the United States represent 93.6% and 85.7%, of total revenues, respectively.

A major customer is defined as any customer that represents at least 10% of revenue for a given period or 10% of outstanding accounts receivable at the end of a period.

Inventory

Inventory, consisting primarily of finished goods, is stated at the lower of cost or net realizable value. The average cost method is used to value inventory. Inventory is reviewed quarterly for the lower of cost or net realizable value and obsolescence. Any material cost found to be above net realizable value or considered obsolete is written down accordingly.  The Company had an obsolescence reserve of $13,257 and $8,597 at  June 30, 2026 and  December 31, 2025, respectively.  The total inventory value was $881,610 and $1,615,469, as of June 30, 2026 and  December 31, 2025, respectively, which included work-in-process of $14,221 and $97,942 as of  June 30, 2026 and  December 31, 2025, respectively, and the remaining amount is comprised of finished goods. As of  June 30, 2026 and  December 31, 2025, the Company had $1,492,514 and $53,192, respectively, of prepaid inventory as a component of prepaid expenses.

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

Long-lived Assets

The Company periodically assesses the recoverability of long-lived assets and certain identifiable intangible assets by reviewing for potential impairment whenever events or changes in circumstances indicate that the carrying amount of an asset  may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future undiscounted net cash flows expected to be generated by the asset groups. If such asset groups are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

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

Software Development Costs

We expense software development costs, including cost to develop software products to be sold, licensed or marketed to external users, before technological feasibility is reached.  Technological feasibility is typically reached shortly before the release of such products.  During 2026 no new costs were capitalized for the  six months ended June 30, 2026 .  Capitalized software development costs are currently amortized straight-line over a five year period, which reflects the pattern in which the assets' future economic benefits are expected to be consumed.

Research and Development

Expenditures for research and product development costs, before technological feasibility is reached are expensed as incurred.  Research and development expenses were $184,557 and $256,200 for the six months ended June 30, 2026 and 2025, respectively, and are included in selling, general and administrative expenses on the condensed statements of operations.

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

2.	Accounts Receivable –

Accounts receivable consisted of the following at:

	June 30,	December 31,
	2026	2025

Accounts receivable - current	$3,027,394	$2,834,793
Contract receivable - current	$128,605	$0
Less allowance for credit losses	(110,425)	(72,045)
Accounts receivable current - net	$3,045,574	$2,762,748

Accounts receivable - long-term	$1,506,345	$0
Contract receivable - long-term	$206,582	$421,883
Accounts receivable long term	$1,712,927	$421,883

A roll-forward of the Company’s allowance for credit losses for the six month periods ended  June 30, 2026 and 2025 are as follows:

	June 30,	June 30,
	2026	2025

Allowance for credit losses, beginning of period	$72,045	$73,728
Current period provision	77,010	(12,236)
Write-off	(38,630)	(856)
Allowance for credit losses, end of period	110,425	60,636

3.	Net Investment in Sales Type Lease –

In January 2021, the Company entered into a five year lease with a customer for hardware which had an implied interest rate of 6%.

At inception, the Company recorded $210,782 in "Net investment in sales type leases" and derecognized $139,521 from “Inventory" on its condensed balance sheet.  As a result of this transaction the Company recognized $12,044 and $11,401 in profit from sales type leases in its condensed statements of operations for the six months ended June 30, 2026 and 2025, respectively, and for the six  months ended June 30, 2026 and 2025, the Company recognized $181 and $1,656, respectively, of interest income in the Company's condensed statements of operations.

In  December 2022, the Company entered into a five year lease with a customer for hardware which had an implied interest rate of 6%.

At inception, the Company recorded $98,279 in "Net investment in sales type leases" and derecognized $46,533 from “Inventory" on its balance sheet. As a result of this transaction the Company recognized $5,082 and $4,787 in profit from sales type leases in its condensed statements of operations for the six months ended June 30, 2026 and 2025, respectively, and for the six months ended June 30, 2026 and 2025, the Company recognized $1,322 and $2,074, respectively, of interest income in the Company's condensed statements of operations.

In  March 2025, the Company entered into a four year lease with a customer for hardware which had an implied interest rate of 6%.

At inception, the Company recorded $53,680 in "Net investment in sales type leases" and derecognized $31,740 from “Inventory" on its balance sheet. As a result of this transaction the Company recognized $1,012 and $0 in profit from sales type leases in its condensed statements of operations for the six  months ended June 30, 2026  and 2025, respectively, and for the six  months ended June 30, 2026  and 2025, the Company recognized $492 and $0 of interest income in the Company's condensed statements of operations.

The future minimum lease payments receivable for sales type leases are as follows:

Amount
2026 (remainder)	$34,390
2027	37,928
2028	15,128
2029	3,782
Total undiscounted cash flows	91,228
Present value discount	5,877
Net investment in lease as of June 30, 2026	$85,351

The current portion of $58,058 and $54,806 are included in Current Assets on the condensed balance sheets as of June 30, 2026 and December 31, 2025, respectively, and the long term portion of $27,293 and $53,842 are included in Long-Term Assets on the condensed balance sheets as of June 30, 2026 and December 31, 2025, respectively.  The leases contain a purchase option at the conclusion of the lease, which the Company has determined does not meet the probability criterion.  The Company has not recorded an unguaranteed residual asset.

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

Maturities of our lease liabilities for all operating leases are as follows as of June 30, 2026 for the years ended:

2026 (remainder)	$60,654
2027	92,457
2028	90,619
2029	83,958
2030	87,309
Thereafter	67,656
Total Lease Payments	482,653
Less: Interest	71,934
Present value of lease liabilities	$410,719

The following table summarizes the Company's operating lease expenses for the six months ended June 30:

	2026	2025
Operating lease expense	$78,666	$73,627
Variable lease expense	23,007	23,159
Total lease expense	$101,673	$96,786

We cannot determine the interest rate implicit in our leases.  Therefore, the discount rate represents our estimated incremental interest rates to borrow an amount approximating the aggregate lease payments collateralized by the property at the commencement of the lease.

The following table summarizes the Company's operating lease information for the six months ended June 30:

	2026	2025

Operating cash flow from operating leases	$75,685	$65,585
Operating leases
Weighted average remaining lease term - operating leases (years)	4.9	5.5
Weighted average discount rate - operating leases	5.8%	5.7%

5.	Bank Financing –

Revolving Credit Line

The Company has a revolving credit line of up to $500,000 that expires on April 30, 2027. The line of credit is collateralized by all receivables, inventory, equipment, and general intangibles of the Company. The Company had no borrowings under the credit line during the six months ended June 30, 2026 and 2025.  Interest on outstanding borrowings is payable monthly and charged at the Prime Rate, which was 6.75% and 7.50% subject to a floor of 3.75% at  June 30, 2026 and 2025, respectively.

6.	Stockholders’ Equity –

Cash Dividend

The Company's common stock contains rights to participate in earnings, dividends, and voting.

Dividend dates and amounts for the six month period ended  June 30, 2026 are listed in the table below:

Date Declared	Dividend Declared Per Share	Total Dividend Amount	Date Dividend Paid
January 23, 2026	$0.10	$464,152	March 6, 2026
February 26, 2026	$0.02	$92,858	March 27, 2026
May 9, 2026	$0.02	$92,858	June 12, 2026
Totals	$0.14	$649,868

Dividend dates and amounts for the six month period ended  June 30, 2025 are listed in the table below:

Date Declared	Dividend Declared Per Share	Total Dividend Amount	Date Dividend Paid
February 28, 2025	$0.02	$92,789	March 28, 2025
May 5, 2025	$0.02	$92,790	June 13, 2025
Totals	$0.04	$185,579

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

The Company has 17,500 shares of restricted stock outstanding as of June 30, 2026. There were 39,500 shares of restricted stock outstanding at June 30, 2025.

For the three and six months ending  June 30, 2026 and 2025, the Company recorded compensation expense related to stock options granted of $15,269 and $19,477 and $30,538 and $38,954, respectively, as a component of selling, general and administrative expenses.

The unvested stock compensation expense is expected to be recognized over a weighted average period of approximately one year. As of  June 30, 2026 and 2025, the remaining unrecognized stock compensation expense for stock options and restricted stock was approximately $45,806 and $115,298, respectively.

The following table summarizes additional information about stock options outstanding and exercisable at June 30, 2026:

Options Outstanding				Options Exercisable
Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
121,000	3.60	$3.32	$168,170	121,000	$3.32	$168,170

The following table summarizes the activity of all stock options outstanding for the six months ended June 30, 2026 and 2025.

	2026		2025
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	128,250	$3.36	113,750	$3.27
Granted	0	0	0	0
Exercised	0	0.00	0	0
Expired	(7,250)	3.93	0	0
Balance at June 30:	121,000	$3.32	113,750	$3.27

Options Exercisable at June 30:	121,000	$3.32	113,750	$3.27

7.	Earnings Per Share –

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

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended
	June 30,
	2026	2025
Basic and diluted earnings per share calculation:
Net income to common stockholders	$1,004,936	$144,782
Weighted average number of common shares outstanding - basic	4,625,387	4,600,023
Basic net income per share	$0.22	$0.03
Weighted average number of common shares outstanding - diluted	4,681,571	4,660,492
Diluted net income per share	$0.21	$0.03

	For the Six Months Ended
	June 30,
	2026	2025
Basic and diluted earnings per share calculation:
Net income to common stockholders	$1,976,425	$927,021
Weighted average number of common shares outstanding - basic	4,614,404	4,588,355
Basic net income per share	$0.43	$0.20
Weighted average number of common shares outstanding - diluted	4,666,696	4,641,787
Diluted net income per share	$0.42	$0.20

For the three and six month periods ended  June 30, 2026 and 2025, there were common stock equivalents that had a dilutive effect of approximately 56,184 and 60,469 and 52,292 and 53,432 respectively.

8.	Income Tax –

	For the Three Months Ended, June 30,
	2026	2025
Income before provision for income taxes	$1,293,936	$183,212
Provision for income taxes	289,000	38,430
Effective tax rates	22.3%	21.0%

	For the Six Months Ended, June 30,
	2026	2025
Income before provision for income taxes	$2,551,425	$1,249,021
Provision for income taxes	575,000	322,000
Effective tax rates	22.5%	25.8%

The effective tax rate increased for the three months ended June 30, 2026, as compared to the same periods in 2025. The increase was primarily due to an increase due to changes in the state apportionment in the current period.

The effective tax rate decreased for the six months ended June 30, 2026, as compared to the same periods in 2025. The decrease was primarily due to higher permanent differences in the prior-year period (decreasing the rate by approximately 1.6%) and decrease due to changes in the state apportionment in the current period (reducing the rate by approximately 0.6%).

9.	Segment Information –

The Company conducts its business activities and reports financial results as a single reportable segment, casino products segment. Using the management approach, qualitative and quantitative criteria established by ASC 280, the Company has determined it has a single reportable segment. The Chief Operating Decision Maker (“CODM”) makes decisions about allocating resources and assessing performance in a manner consistent with the way the Company operates its business and presents their financial results, using pre-tax income that is also reported on the income statement as net income. There are no reconciling items to the income statement. The measurement of segment assets is reported on the balance sheet as total assets. The CODM uses pre-tax net income to evaluate income generated from segment assets (return on assets) and assesses significant expenses such as hardware, labor and installation costs in deciding whether to reinvest profits into the  casino products segment. The Company’s CODM is the CEO. All of the Company’s customers are based in the United States. The nature of business and accounting policies of the casino products segment are the same as described in the organization and nature of business and summary of significant accounting policies.

10.	Subsequent Event –

On  August 7, 2026, the Board of Directors declared a cash dividend of $0.02 per share on the Company’s common stock. The dividend is payable on  September 11, 2026, to shareholders of record at the close of business on August 28, 2026.

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

The Company has filed patent applications related to its gaming ticket management system, which is designed to reduce reliance on coin-based payouts by enabling accurate accounting and automated rounding of ticket exchanges to defined denominations. In addition, the Company has filed patent applications related to its progressive jackpot tracking system, which is designed to interface with a wide range of progressive jackpot configurations and improve the efficiency of tracking jackpot activity across the casino floor. These systems incorporate data-driven and artificial intelligence–based technologies intended to improve operational visibility and processing efficiency.

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

During the second quarter of 2026, the Company delivered six new systems.  At the end of the quarter, the Company had casino management systems, table games management systems, DataTrac, KioskTrac, KioskTrac Mobile, SlotSUITE, RePrintEnroll kiosks installed with on-going support and maintenance contracts with over 115 casino operators in over 300 casinos worldwide.  Sales to customers in the United States represented 93.6% of the Company’s total revenues for the three month period ending June 30, 2026.

Results of Operations – Three Months Ended June 30, 2026 Compared to Three months ended June 30, 2025

During the three months ended June 30, 2026, income from operations was $1,193,857 compared to income from operations of $56,416, for the three months ended June 30, 2025. The major components of revenues, cost of sales and selling, general and administrative expenses, and the reasons for changes in each, are discussed below.

Revenues

Revenues totaled $4,244,884 for the three months ended June 30, 2026 compared to $ 2,338,845, for the three months ended June 30, 2025.

Refer to Note 1 – Revenue, including disaggregated revenues by major product line table, and Major Customers

During the three months ended June 30, 2026, the Company delivered six new systems.  During the same period in 2025, the Company delivered one system.

Cost of Sales and Gross Profit

Cost of sales increased to $1,283,647 for the three months ended June 30, 2026 from $579,301, for the three months ended June 30, 2025 due primarily to the increase in number of installations completed during the three months ended June 30, 2026.  The following table summarizes our cost of sales for the three months ended June 30, 2026 and 2025, respectively:

	Three Months Ended June 30,
	2026	2025	2026	2025
			(percent of revenues)	(percent of revenues)
System	$435,484	$78,307	10.3%	3.3%
Maintenance	404,792	341,887	9.5%	14.6%
Lease	0	31,740	0.0%	1.4%
Service and other	443,371	127,367	10.4%	5.4%
Total cost of sales	$1,283,647	$579,301	30.2%	24.7%
Gross profit	$2,961,237	$1,759,544	69.8%	75.3%

The Company’s gross profit was 69.8% and 75.3% for the three months ended June 30, 2026 and 2025, respectively. This decrease is a result of the increased material costs associated with the six systems installed in the three months ended June 30, 2026.

Selling, General and Administrative Expenses

For the three months ended June 30, 2026, selling, general and administrative expenses were $1,767,380 compared to $1,703,128 for the same period in 2025.  This increase was primarily due to the timing of one our spring tradeshows.

Interest Income

For the three months ended June 30, 2026, interest income was $99,361 compared to $125,572 for the same period in 2025. This decrease was a result of the company having no short-term investments and lower interest rates in the 2026 period.

Tax Provision

The income tax expense for the three months ended June 30, 2026 was $289,000 as compared to $38,430, for the three months ended June 30, 2025. See Note 8 for an explanation of the increase in the effective tax rate.

Net Income

Income before taxes for the three months ended June 30, 2026 was $1,293,936 compared to income before taxes for the three months ended June 30, 2025 of $183,212.  Net income for the three months ended June 30, 2026 was $1,004,936 compared to net income of $144,782 for the three months ended June 30, 2025. The basic and diluted income per share was $0.22 and $0.21, compared to basic and diluted income per share of $0.03 for the three months ended June 30, 2026 and 2025, respectively.

Results of Operations – Six Months Ended June 30, 2026 Compared to Six months ended June 30, 2025

During the six months ended June 30, 2026, income from operations was $2,354,365 compared to income from operations of $999,043, for the six months ended June 30, 2025. The major components of revenues, cost of sales and selling, general and administrative expenses, and the reasons for changes in each, are discussed below.

Revenues

Revenues totaled $ 8,159,223 for the six months ended June 30, 2026 compared to $ 5,874,778, for the six months ended June 30, 2025.

Refer to Note 1 – Revenue, including disaggregated revenues by major product line table, and Major Customers

During the six months ended June 30, 2026, the Company delivered nine new systems and upgraded three existing systems.  During the same period in 2025, the Company delivered six systems and expanded three existing customers.

Cost of Sales and Gross Profit

Cost of sales increased to $2,536,931 for the six months ended June 30, 2026 from $1,511,624, for the six months ended June 30, 2025 due primarily to the size of each install completed during the six months ended June 30, 2026.  The following table summarizes our cost of sales for the six months ended June 30, 2026 and 2025, respectively:

	Six Months Ended June 30,
	2026	2025	2026	2025
			(percent of revenues)	(percent of revenues)
System	$1,137,985	$568,575	13.9%	9.7%
Maintenance	676,021	595,895	8.3%	10.1%
Lease	0	31,740	0.0%	0.5%
Service and other	722,925	315,414	8.9%	5.4%
Total cost of sales	$2,536,931	$1,511,624	31.1%	25.7%
Gross profit	$5,622,292	$4,363,154	68.9%	74.3%

The Company’s gross profit was 68.9% and 74.3% for the six months ended June 30, 2026 and 2025, respectively. This decrease is a result of the increased material costs associated and the added complexities associated with the systems that were installed in the six months ended June 30, 2026.

Selling, General and Administrative Expenses

For the six months ended June 30, 2026, selling, general and administrative expenses were $3,267,927 compared to $3,364,111 for the same period in 2025.  This decrease was a result of lower gross wages due to our lower head count and a decrease in some of our sales and marketing spending.

Interest Income

For the six months ended June 30, 2026, interest income was $196,342 compared to $243,252 for the same period in 2025.  This decrease was a result of the Company having no short-term investments and lower interest rates in the 2026 period.

Tax Provision

The income tax expense for the six months ended June 30, 2026 was $575,000 as compared to $322,000, for the six months ended June 30, 2025. See Note 8 for an explanation of the decrease in the effective tax rate.

Net Income

Income before taxes for the six months ended June 30, 2026 was $2,551,425 compared to income before taxes for the six months ended June 30, 2025 of $1,249,021.  Net income for the six months ended June 30, 2026 was $1,976,425 compared to net income of $927,021 for the six months ended June 30, 2025. The basic and diluted income per share was $0.43 and $0.42 compared to basic and diluted income per share of $0.20 for the six months ended June 30, 2026 and 2025, respectively.

Backlog

The Company’s backlog generally consists of incomplete system installations and expansion of offerings for currently installed and supported systems.

The Company had one system installation in its backlog at June 30, 2026. The Company had two system installations in its backlog as of June 30, 2025.

The Company is currently serving gaming establishments in seventeen U.S. states, as well as countries in Central and South America, the Caribbean and Australia. The Company aims to pursue further opportunities and strategic partnerships.

Liquidity and Capital Resources

Management believes that the Company has adequate cash to meet its obligations and continue operations for both existing customer contracts and ongoing product development for at least the next 12 months from the date of this filing.  The Company has a $500,000 line of credit and as of June 30, 2026, there were no borrowings outstanding under the line of credit.  The Company’s primary sources of liquidity are cash and cash equivalents, short-term investments, receivables and future cash generated from operations.  As of June 30, 2026, the Company had total cash and cash equivalents of $8,152,589.  Management is not aware of any trends or any known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

Net cash provided by operations for the six months ended June 30, 2026 was $590,149 compared to $1,212,220 for the six month period ending June 30, 2025. This decrease was a result of a number of factors including an increase in accounts receivable and prepaid expenses, offset by a decrease in inventory and customer deposits and an increase in net income.

For the six months ended June 30, 2026 net cash used for investing activities was $23,480 compared to cash provided by investing activities of $2,570,085 for the same period in 2025.  This decrease was primarily a result of the Company not having certificates of deposit maturing in the six months ended June 30, 2026.

For the six months ended June 30, 2026 net cash used in financing activities was $649,868 compared to $185,579 for the same period in 2025, This increase was due to the payment of a special cash dividend in the six months ended June 30, 2026.

See Note 10, “Subsequent Event” of the Notes to Condensed Financial Statements in Part I, Item 1, “Financial Statements,” for information regarding our cash dividend following the end of the fiscal quarter. The declaration, amount and payment of any future cash dividends on the Company’s common stock will be at the discretion of the Board of Directors.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of June 30, 2026.

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

As of June 30, 2026 our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2026 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 12, 2026	Table Trac, Inc.
(Registrant)

	By:	/s/ Randy Gilbert
Randy Gilbert Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial officer)