Form 10-Q
period 2026-09-30
TABLE TRAC INC
filed 2026-11-12
CIK 1090396

121

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2026

or

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

As of November 12, 2026, the registrant had outstanding 4,644,887 shares of common stock, $.001 par value per share.

Table Trac, Inc.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TABLE TRAC, INC.

TABLE TRAC, INC.

CONDENSED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2026	2025
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,436,867	$8,235,788
Accounts receivable, net	2,397,503	2,762,748
Inventory, net	2,195,787	1,615,469
Prepaid expenses	431,282	437,254
Net investment in sales type leases - current	43,481	54,806
Income tax receivable	66,764	168,164
TOTAL CURRENT ASSETS	13,571,684	13,274,229

LONG-TERM ASSETS
Accounts receivable - long-term	1,719,702	421,883
Property and equipment, net	139,575	142,749
Net investment in sales type leases - long term	27,293	53,842
Software development costs, net	60,209	72,008
Operating lease right-of-use assets	503,407	401,283
TOTAL LONG-TERM ASSETS	2,450,186	1,091,765
TOTAL ASSETS	$16,021,870	$14,365,994

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$375,107	$273,845
Customer deposits	36,798	113,751
Current portion of operating lease liabilities	125,937	105,538
TOTAL CURRENT LIABILITIES	537,842	493,134

LONG-TERM LIABILITIES
Operating lease liabilities	443,538	367,396
Deferred tax liability	859,000	661,000
TOTAL LIABILITIES	1,840,380	1,521,530

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 25,000,000 shares authorized: 4,756,734 shares issued; and 4,644,887
and 4,641,523 shares outstanding at September 30, 2026 and December 31, 2025, respectively.	4,645	4,642
Additional paid-in capital	2,653,388	2,591,755
Retained earnings	11,736,320	10,464,410
STOCKHOLDERS' EQUITY BEFORE TREASURY STOCK	14,394,353	13,060,807
Treasury stock, 111,847 and 115,211 shares (at cost) at September 30, 2026
and December 31, 2025, respectively.	(212,863)	(216,343)
TOTAL STOCKHOLDERS’ EQUITY	14,181,490	12,844,464

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,021,870	$14,365,994

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Revenues	$2,406,120	$2,135,636	$10,565,343	$8,010,415
Cost of sales	680,983	561,048	3,217,914	2,072,672
Gross profit	1,725,137	1,574,588	7,347,429	5,937,743

Selling, general and administrative expenses	1,774,272	1,622,118	5,042,199	4,986,229
Income (loss) from operations	(49,135)	(47,530)	2,305,230	951,514

Other income	10,495	350	11,213	7,076
Interest income	104,859	116,532	301,201	359,784
Income before taxes	66,219	69,352	2,617,644	1,318,374
Income tax expense	28,000	11,000	603,000	333,000
Net income	$38,219	$58,352	$2,014,644	$985,374

Net income per share - basic	$0.01	$0.01	$0.44	$0.21
Net income per share - diluted	$0.01	$0.01	$0.43	$0.21
Weighted-average shares outstanding - basic	4,627,387	4,601,110	4,620,105	4,592,638
Weighted-average shares outstanding - diluted	4,682,008	4,676,672	4,668,737	4,657,538

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock Outstanding		Additional
	Number of	Par	Paid-in	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total
BALANCE, December 31, 2024	4,635,568	$4,636	$2,470,850	$9,209,030	$(222,435)	$11,462,081
Stock compensation expense	0	0	19,477	0	0	19,477
Issuance of common stock out of treasury	3,955	4	10,001	0	3,955	13,960
Cash dividends declared	0	0	0	(92,789)	0	(92,789)
Net income	0	0	0	782,239	0	782,239
BALANCE, March 31, 2025	4,639,523	$4,640	$2,500,328	$9,898,480	$(218,480)	$12,184,968
Stock compensation expense	0	0	19,477	0	0	19,477
Cash dividends	0	0	0	(92,790)	0	(92,790)
Net income	0	0	0	144,782	0	144,782
BALANCE, June 30, 2025	4,639,523	$4,640	$2,519,805	$9,950,472	$(218,480)	$12,256,437
Stock compensation expense	0	0	19,477	0	0	19,477
Cash dividend	0	0	0	(92,830)	0	(92,830)
Exercise of stock options	2,000	2	5,721	0	2,137	7,860
Net income	0	0	0	58,352	0	58,352
BALANCE, September 30, 2025	4,641,523	$4,642	$2,545,003	$9,915,995	$(216,343)	$12,249,297

BALANCE, December 31, 2025	4,641,523	$4,642	$2,591,755	$10,464,410	$(216,343)	$12,844,464

Stock compensation expense	0	0	15,269	0	0	15,269
Issuance of common stock out of treasury	1,364	1	3,559	0	1,501	5,061
Cash dividend	0	0	0	(557,010)	0	(557,010)
Net income	0	0	0	971,489	0	971,489
BALANCE, March 31, 2026	4,642,887	$4,643	$2,610,583	$10,878,889	$(214,842)	$13,279,273

Stock compensation expense	0	0	15,269	0	0	15,269
Cash dividend	0	0	0	(92,858)	0	(92,858)
Net income	0	0	0	1,004,936	0	1,004,936
BALANCE, June 30, 2026	4,642,887	$4,643	$2,625,852	$11,790,967	$(214,842)	$14,206,620

Stock compensation expense	0	0	22,988	0	0	22,988
Cash dividend	0	0	0	(92,866)	0	(92,866)
Exercise of stock options	2,000	2	4,548	.	1,979	6,529
Net income	0	0	0	38,219	0	38,219
BALANCE, September 30, 2026	4,644,887	$4,645	$2,653,388	$11,736,320	$(212,863)	$14,181,490

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended
	September 30,
	2026	2025
OPERATING ACTIVITIES
Net income	$2,014,644	$985,374
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,673	30,699
Deferred income taxes	198,000	25,000
Provision of credit losses	61,725	(8,236)
Stock compensation expense	53,526	58,431
Accrued interest on short-term investments	0	(87,069)
Noncash operating lease expense, net	(5,583)	25,906
Gain on sale of equipment	(10,796)	0
Changes in operating assets and liabilities:
Accounts receivable	(994,299)	945,876
Inventory	(580,318)	52,318
Prepaid expenses	5,972	141,335
Net investment in sales type leases	37,874	586
Accounts payable, accrued expenses	106,324	62,960
Customer deposits	(76,953)	(756,851)
Income tax receivable and payable	101,400	78,092
Net cash provided by operating activities	957,189	1,554,421

INVESTING ACTIVITIES
Capital expenditures	(39,205)	0
Proceeds from sale of equipment	19,300	0
Proceeds from short-term investments	0	2,570,085
Net cash provided by (used in) investing activities	(19,905)	2,570,085

FINANCING ACTIVITIES
Proceeds from exercise of employee stock options	6,529	7,860
Payment of dividends	(742,734)	(278,409)
Net cash used in financing activities	(736,205)	(270,549)

NET INCREASE IN CASH AND CASH EQUIVALENTS	201,079	3,853,957

CASH AND CASH EQUIVALENTS
Beginning of period	8,235,788	2,257,696
End of period	8,436,867	6,111,653

Non-cash investing and financing activities:
Common stock issued out of treasury stock for settlement of accrued liabilities	5,061	13,960

Supplemental cash flow information:
Cash paid for income taxes	303,600	229,908

See notes to condensed unaudited financial statements.

TABLE TRAC, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	Nature of Business and Summary of Significant Accounting Policies –

Basis of Presentation

The accompanying unaudited condensed financial statements of Table Trac, Inc. (the “Company,” or “Table Trac”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 8-03 of Regulation S-X.  Certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  The condensed balance sheet as of September 30, 2026 and the condensed statements of operations, stockholders’ equity and cash flows for the nine months ended September 30, 2026 and 2025 are unaudited but include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position at such date and the operating results and cash flows for the interim periods presented.

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

There were no changes in critical accounting estimates or assumptions for the nine months ended September 30, 2026.

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

The following table summarizes disaggregated revenues by major product line for the three and nine months ended September 30, 2026 and 2025, respectively:

	Three months ended September 30,
	2026	2025	2026	2025
			(percent of revenues)
System revenue	$53,877	$86,927	2.2%	4.1%
Maintenance revenue	1,617,776	1,472,143	67.3%	68.9%
Service and other revenue	734,467	576,566	30.5%	27.0%
Total revenues	$2,406,120	$2,135,636	100.0%	100.0%

	Nine months ended September 30,
	2026	2025	2026	2025
			(percent of revenues)
System revenue	$3,757,051	$1,924,415	35.6%	24.0%
Maintenance revenue	4,724,537	4,562,917	44.7%	57.0%
Lease revenue	0	53,680	0.0%	0.7%
Service and other revenue	2,083,755	1,469,403	19.7%	18.3%
Total revenues	$10,565,343	$8,010,415	100.0%	100.0%

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

We recognize a contract asset when our performance under a contract precedes our receipt of consideration from a customer, or before payment is due, and our receipt of consideration is conditional upon factors other than the passage of time.  Our contract asset consists of our in-process installations, for which we have an enforceable right to collect consideration (including a reasonable profit) in the event the services are cancelled by customers.  As of September 30, 2026 and December 31, 2025 we recorded a contract asset of approximately $348,995 and $421,883, respectively, as a component of accounts receivable.

As of January 1, 2025, the balance of accounts receivable, net and customer deposits were $3,354,417 and $870,602, respectively.

The collectability assessment requires the company to use judgement and consider all relevant facts and circumstances. Management exercises judgment in its assessment of collectability of customer funds by considering payment history, current credit status, and available information about the financial condition of the customer, among other factors.  As of  September 30, 2026 and December 31, 2025, approximately $721,470 and $887,500 for systems installed under contract have not been recorded as revenue or included in accounts receivable based on the collectability assessment performed by the Company.  In accordance with this assessment, the contracts will be assessed in subsequent quarters at which time they may be deemed collectable and the outstanding remaining system revenue will be recognized accordingly.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. The Company considers the carrying amounts of these financial instruments to approximate their fair values due to their short-term nature.  Fair value estimates are at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and matters of significant judgment and therefore cannot be determined with precision.

Long-term receivables are initially recorded at present value based on expected future cash flows using an appropriate discount rate. The resulting discount is accreted over the term of the receivable.

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

Major Customers

The following table summarizes the Company's major customers' information for the three and nine months ended September 30, 2026 and 2025:

	For the Three months ended September 30,
	2026		2025
	% Revenues	% AR	% Revenues	% AR
Major	22.4%	54.6%	26.9%	38.5%
All Others	77.6%	45.4%	73.1%	61.5%
Total	100.0%	100.0%	100.0%	100.0%

	For the Nine months ended September 30,
	2026		2025
	% Revenues	% AR	% Revenues	% AR
Major	42.5%	54.6%	19.9%	38.5%
All Others	57.5%	45.4%	80.1%	61.5%
Total	100.0%	100.0%	100.0%	100.0%

For the three month periods ended  September 30, 2026 and 2025, sales to customers in the United States represent 91.3% and 93.3%, of total revenues, respectively.

A major customer is defined as any customer that represents at least 10% of revenue for a given period or 10% of outstanding accounts receivable at the end of a period.

Inventory

Inventory, consisting primarily of finished goods, is stated at the lower of cost or net realizable value. The average cost method is used to value inventory. Inventory is reviewed quarterly for the lower of cost or net realizable value and obsolescence. Any material cost found to be above net realizable value or considered obsolete is written down accordingly.  The Company had an obsolescence reserve of $13,257 and $8,597 at  September 30, 2026 and  December 31, 2025, respectively.  The total inventory value was $2,195,787 and $1,615,469, as of September 30, 2026 and  December 31, 2025, respectively, which included work-in-process of $14,221 and $97,942 as of  September 30, 2026 and  December 31, 2025, respectively, and the remaining amount is comprised of finished goods. As of  September 30, 2026 and  December 31, 2025, the Company had $99,392 and $53,192, respectively, of prepaid inventory as a component of prepaid expenses.

Net Investment in Sales Type Lease

Net investment in leases is recognized when the Company's leases qualify as sales-type leases. The net investment in leases is initially measured at the present value of the fixed lease payments, discounted at the rate implicit in the lease.

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

Software Development Costs

We expense software development costs, including cost to develop software products to be sold, licensed or marketed to external users, before technological feasibility is reached.  Technological feasibility is typically reached shortly before the release of such products.  During 2026 no new costs were capitalized for the  nine months ended September 30, 2026 .  Capitalized software development costs are currently amortized straight-line over a five year period, which reflects the pattern in which the assets' future economic benefits are expected to be consumed.

Research and Development

Expenditures for research and product development costs, before technological feasibility is reached are expensed as incurred.  Research and development expenses were $446,683 and $372,223 for the nine months ended September 30, 2026 and 2025, respectively, and are included in selling, general and administrative expenses on the condensed statements of operations.

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

2.	Accounts Receivable –

Accounts receivable consisted of the following at:

	September 30,	December 31,
	2026	2025

Accounts receivable - current	$2,378,401	$2,834,793
Contract receivable - current	114,242	-
Less allowance for credit losses	(95,140)	(72,045)
Accounts receivable current - net	$2,397,503	$2,762,748

Accounts receivable - long-term	$1,484,949	$-
Contract receivable - long-term	234,753	421,883
Accounts receivable long term	$1,719,702	$421,883

A roll-forward of the Company’s allowance for credit losses for the nine month periods ended  September 30, 2026 and 2025 are as follows:

	September 30,	September 30,
	2026	2025

Allowance for credit losses, beginning of period	$72,045	$73,728
Current period provision	61,725	(8,236)
Write-offs	(38,630)	(856)
Allowance for credit losses, end of period	$95,140	$64,636

3.	Net Investment in Sales-Type Lease –

In January 2021, the Company entered into a five year lease with a customer for hardware which had an implied interest rate of 6%.

At inception, the Company recorded $210,782 in "Net investment in sales-type leases" and derecognized $139,521 from “Inventory" on its condensed balance sheet.  As a result of this transaction the Company recognized $12,044 and $34,719 in profit from sales-type leases in its condensed statements of operations for the nine months ended September 30, 2026 and 2025, respectively, and for the nine  months ended September 30, 2026 and 2025, the Company recognized $181 and $1,955, respectively, of interest income in the Company's condensed statements of operations.

In  December 2022, the Company entered into a five year lease with a customer for hardware which had an implied interest rate of 6%.

At inception, the Company recorded $98,279 in "Net investment in sales type leases" and derecognized $46,533 from “Inventory" on its condensed balance sheet. As a result of this transaction the Company recognized $13,723 and $14,789 in profit from sales type leases in its condensed statements of operations for the nine months ended September 30, 2026 and 2025, respectively, and for the nine months ended September 30, 2026 and 2025, the Company recognized $1,476 and $2,521, respectively, of interest income in the Company's condensed statements of operations.

In  March 2025, the Company entered into a four year lease with a customer for hardware which had an implied interest rate of 6%.

At inception, the Company recorded $53,680 in "Net investment in sales type leases" and derecognized $31,740 from “Inventory" on its condensed balance sheet. As a result of this transaction the Company recognized $10,354 and $24,327 in profit from sales type leases in its condensed statements of operations for the nine  months ended September 30, 2026  and 2025, respectively, and for the nine  months ended September 30, 2026  and 2025, the Company recognized $2,253 and $889 of interest income in the Company's condensed statements of operations.

The future minimum lease payments receivable for sales type leases are as follows:

Amount
2026 (remainder)	$17,341
2027	37,928
2028	15,128
2029	3,782
Total undiscounted cash flows	74,179
Present value discount	3,405
Net investment in lease as of September 30, 2026	$70,774

The current portion of $43,481 and $54,806 are included in Current Assets on the condensed balance sheets as of September 30, 2026 and December 31, 2025, respectively, and the long term portion of $27,293 and $53,842 are included in Long-Term Assets on the condensed balance sheets as of September 30, 2026 and December 31, 2025, respectively.  The leases contain a purchase option at the conclusion of the lease, which the Company has determined does not meet the probability criterion.  The Company has not recorded an unguaranteed residual asset.

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

On June 19, 2024, we extended our lease for the Minnesota location.  The term of the extension is 75 months and included a $36,000 tenant improvement allowance, which is offsetting the 2024 lease payments.  The extended lease is expiring  October 31, 2031. On August 29, 2025, we extended our lease for the Oklahoma location.  The term of the extension is 36 months expiring August 31, 2028.  On August 27, 2026, we extended our lease for the Las Vegas location.  The term of the extension is 36 months expiring August 31, 2029.

Maturities of our lease liabilities for all operating leases are as follows as of September 30, 2026 for the years ended:

2026 (remainder)	$39,213
2027	158,779
2028	160,163
2029	130,307
2030	87,022
Thereafter	75,075
Total lease payments	650,559
Less: Interest	(81,084)
Present value of lease liabilities	$569,475

The following table summarizes the Company's operating lease expenses for the nine months ended September 30:

	2026	2025

Operating lease expense	$108,788	$113,632
Variable lease expense	34,599	34,265
Total lease expense	$143,387	$147,897

We cannot determine the interest rate implicit in our leases.  Therefore, the discount rate represents our estimated incremental interest rates to borrow an amount approximating the aggregate lease payments collateralized by the property at the commencement of the lease.

The following table summarizes the Company's operating lease information for the nine months ended September 30:

	2026	2025

Operating cash flow from operating leases	$114,371	$87,726
Right of use asset in exchange for new operating lease liabilities	184,761	41,630

Weighted average remaining lease term - operating leases (years)	4.3	5.4
Weighted average discount rate - operating leases	6.2%	5.8%

5.	Bank Financing –

Revolving Credit Line

The Company has a revolving credit line of up to $500,000 that expires on April 30, 2027. The line of credit is collateralized by all receivables, inventory, equipment, and general intangibles of the Company. The Company had no borrowings under the credit line during the nine months ended September 30, 2026 and 2025.  Interest on outstanding borrowings is payable monthly and charged at the Prime Rate, which was 7.0% and 7.25% subject to a floor of 3.75% at  September 30, 2026 and 2025, respectively.

6.	Stockholders’ Equity –

Cash Dividend

The Company's common stock contains rights to participate in earnings, dividends, and voting.

Dividend dates and amounts for the nine month period ended September 30, 2026 are listed in the table below:

Date Declared	Dividend Declared Per Share	Total Dividend Amount	Date Dividend Paid
January 23, 2026	$0.10	$464,152	March 6, 2026
February 26, 2026	$0.02	92,858	March 27, 2026
May 9, 2026	$0.02	92,858	June 12, 2026
August 7, 2026	$0.02	92,866	September 11, 2026
Totals	$0.16	$742,734

Dividend dates and amounts for the nine month period ended September 30, 2025 are listed in the table below:

Date Declared	Dividend Declared Per Share	Total Dividend Amount	Date Dividend Paid
February 28, 2025	$0.02	$92,789	March 28, 2025
May 5, 2025	$0.02	92,790	June 13, 2025
August 7, 2025	$0.02	92,830	September 12,2025
Totals	$0.06	$278,409

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

On March 5, 2026 Chad Hoehne and Randy Gilbert elected to be paid in the form of 750 and 614 shares of the Company’s treasury stock as part of their 2025 Executive bonus plan, respectively.  Per this plan, each officer may obtain shares in an amount not to exceed 25% of their declared bonus. Additionally, these shares were valued at 90% of the weighted average trade value from the fourth quarter of 2025.

On August 7, 2026, the Company's Board of Directors granted 100,000 stock options to Randy Gilbert at an exercise price of $4.51 per share. The options vest over a four-year period, with 16% vesting on the first anniversary of the grant date and 28% vesting on each of the subsequent three anniversaries. Pursuant to the terms of the award, the exercise price is subject to downward adjustment for special dividends paid by the Company, but is not adjusted for regular dividends. The grant-date fair value of the award was $247,606, which will be recognized as stock-based compensation expense over the requisite service period. Stock-based compensation expense associated with this award is included within selling, general and administrative expenses.

The Company has 17,500 shares of restricted stock outstanding as of September 30, 2026. There were 39,500 shares of restricted stock outstanding at September 30, 2025.

For the three and nine months ending September 30, 2026 and 2025, the Company recorded compensation expense related to stock options granted of $6,602 and $0, respectively, as a component of selling, general and administrative expenses.

Stock-based compensation expense for stock options is recognized on a straight-line basis over the requisite service period of the awards, including awards with graded vesting provisions.

The fair value of the Company’s stock options issued during the three months ending September 30, 2026 was estimated using a Black-Scholes option pricing model with the following weighted-average assumptions:

Expected volatility	61.7%
Expected life (years)	7.0
Risk-free interest rate	4.41%
Expected dividend yield	1.78%

The expected volatility was estimated based on the Company's calculated historical volatility.

The unvested stock compensation expense is expected to be recognized over a weighted average period of approximately one year. As of September 30, 2026 and 2025, the remaining unrecognized stock compensation expense for stock options and restricted stock was approximately $274,425 and $95,821, respectively.

The following table summarizes additional information about stock options outstanding and exercisable at September 30, 2026:

Options Outstanding				Options Exercisable
Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
219,000	6.3	$3.86	$294,113	119,000	$3.32	$224,113

The following table summarizes the activity of all stock options outstanding for the nine months ended September 30, 2026 and 2025.

	2026		2025
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	128,250	$3.36	115,750	$3.27
Granted	100,000	4.51	-	-
Exercised	(2,000)	3.27	(2,000)	3.93
Expired	(7,250)	3.93	(4,000)	3.95
Balance at September 30:	219,000	$3.86	109,750	$3.24

Options Exercisable at September 30:	119,000	$3.32	109,750	$3.24

7.	Earnings Per Share –

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

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended
	September 30,
	2026	2025
Basic and diluted earnings per share calculation:
Net income to common stockholders	$38,219	$58,352
Weighted average number of common shares outstanding - basic	4,627,387	4,601,110
Basic net income per share	$0.01	$0.01
Weighted average number of common shares outstanding - diluted	4,682,008	4,676,672
Diluted net income per share	$0.01	$0.01

	For the Nine Months Ended
	September 30,
	2026	2025
Basic and diluted earnings per share calculation:
Net income to common stockholders	$2,014,644	$985,374
Weighted average number of common shares outstanding - basic	4,620,105	4,592,638
Basic net income per share	$0.44	$0.21
Weighted average number of common shares outstanding - diluted	4,668,737	4,657,538
Diluted net income per share	$0.43	$0.21

For the three and nine month periods ended  September 30, 2026 and 2025, there were common stock equivalents that had a dilutive effect of approximately 54,621 and 75,562 and 48,632 and 64,900 respectively.

8.	Income Tax –

	For the Three Months Ended, September 30,
	2026	2025
Income before provision for income taxes	$66,219	$69,352
Provision for income taxes	28,000	11,000
Effective tax rates	42.3%	15.9%

	For the Nine Months Ended, September 30,
	2026	2025
Income before provision for income taxes	$2,617,644	$1,318,374
Provision for income taxes	603,000	333,000
Effective tax rates	23.0%	25.3%

The effective tax rate increased for the three months ended September 30, 2026, as compared to the same period in 2025. The increase was primarily due to an increase due to a true up of estimates in our state tax apportionment.

The effective tax rate decreased for the nine months ended September 30, 2026, as compared to the same period in 2025. The decrease was primarily due to higher permanent differences in the prior-year period (decreasing the rate by approximately 1.6%) and decrease due to changes in the state apportionment in the current period (reducing the rate by approximately 0.6%).

9.	Segment Information –

The Company conducts its business activities and reports financial results as a single reportable segment, the casino products segment. Using the management approach, qualitative and quantitative criteria established by ASC 280, the Company has determined it has a single reportable segment. The Chief Operating Decision Maker (“CODM”) makes decisions about allocating resources and assessing segment performance in a manner consistent with the way the Company operates its business and evaluates its financial results. There are no reconciling items to the statement of operations. The measurement of segment assets is reported on the balance sheet as total assets. The CODM uses income before taxes to evaluate income generated from segment assets (return on assets) and assesses significant expenses such as hardware, labor and installation costs in deciding whether to reinvest profits into the  casino products segment. The Company’s CODM is the Chief Executive Officer. All of the Company’s customers are based in the United States. The nature of business and accounting policies of the casino products segment are the same as described in the organization and nature of business and summary of significant accounting policies.

10.	Subsequent Event –

On  November 6, 2026, the Board of Directors declared a cash dividend of $0.02 per share on the Company’s common stock. The dividend is payable on December 11, 2026, to shareholders of record at the close of business on November 27, 2026.

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

The Company continues to expand its intellectual property portfolio with ongoing patent development initiatives designed to support its core casino management and gaming technology platforms.

The Company has filed an additional patent application relating to a new artificial intelligence–based system to assist with back-office functions of casinos. This patent application reflects the Company’s ongoing focus on innovation and the development of proprietary solutions to enhance casino operations and data-driven decision-making.  Earlier in the year, the Company filed additional patent applications relating to new and enhanced technologies, including an artificial intelligence–based training system for pit bosses, a system for managing gaming tickets, and a system for tracking progressive jackpots. These technologies incorporate data-driven and artificial intelligence–based technologies intended to improve operational visibility and processing efficiency.  These patent applications reflect the Company’s ongoing focus on innovation and the development of proprietary solutions to enhance casino operations and data-driven decision-making.

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

During the third quarter of 2026, the Company did not deliver any new systems.  At the end of the quarter, the Company had casino management systems, table games management systems, DataTrac, KioskTrac, KioskTrac Mobile, SlotSUITE, RePrintEnroll kiosks installed with on-going support and maintenance contracts with over 115 casino operators in over 300 casinos worldwide.  Sales to customers in the United States represented 91.3% of the Company’s total revenues for the three month period ending September 30, 2026.

Results of Operations – Three Months Ended September 30, 2026 Compared to Three months ended September 30, 2025

During the three months ended September 30, 2026, loss from operations was $49,135 compared to loss from operations of $47,530, for the three months ended September 30, 2025. The major components of revenues, cost of sales and selling, general and administrative expenses, and the reasons for changes in each, are discussed below.

Revenues

Revenues totaled $2,406,120 for the three months ended September 30, 2026 compared to $ 2,135,636, for the three months ended September 30, 2025.

Refer to Note 1 – Revenue, including disaggregated revenues by major product line table, and Major Customers

During the three months ended September 30, 2026, the Company did not deliver any new systems.  During the same period in 2025, the Company did not deliver any new systems                                                                                                                                                                                                                                                                                                                                                                                                              .

Cost of Sales and Gross Profit

Cost of sales increased to $680,983  for the three months ended September 30, 2026, compared to $561,048, for the three months ended September 30, 2025 , primarily due to increased labor costs resulting from a greater allocation of personnel resources to customer service and support activities during the 2026 period.

	Three Months Ended September 30,
	2026	2025	2026	2025
			(percent of revenues)	(percent of revenues)
System	$1,801	$4,786	0.1%	0.2%
Maintenance	424,005	320,675	17.6%	15.0%
Service and other	255,177	235,587	10.6%	11.0%
Total cost of sales	$680,983	$561,048	28.3%	26.2%
Gross profit	$1,725,137	$1,574,588	71.7%	73.8%

The Company’s gross profit was 71.7% and 73.7% for the three months ended September 30, 2026 and 2025, respectively. This decrease was primarily attributable to increased labor costs resulting from the allocation of additional personnel resources to customer service and support activities in the three months ended September 30, 2026.

Selling, General and Administrative Expenses

For the three months ended September 30, 2026, selling, general and administrative expenses were $1,774,272 compared to $1,622,118 for the same period in 2025.  This increase was primarily due to the timing of the G2E tradeshow, which occurred September 28 through October 1, 2026.

Interest Income

For the three months ended September 30, 2026, interest income was $104,859 compared to $116,532 for the same period in 2025. This decrease was a result of the company having no short-term investments and lower interest rates during 2026.

Tax Provision

The income tax expense for the three months ended September 30, 2026 was $28,000 as compared to $11,000, for the three months ended September 30, 2025. See Note 8 for an explanation of the increase in the effective tax rate.

Net Income

Income before taxes for the three months ended September 30, 2026 was $66,219 compared to income before taxes for the three months ended September 30, 2025 of $69,352.  Net income for the three months ended September 30, 2026 was $38,219 compared to net income of $58,352 for the three months ended September 30, 2025. The basic and diluted income per share was $0.01 compared to basic and diluted income per share of $0.01 for the three months ended September 30, 2026 and 2025, respectively.

Results of Operations – Nine Months Ended September 30, 2026 Compared to Nine months ended September 30, 2025

During the nine months ended September 30, 2026, income from operations was $2,305,230 compared to income from operations of $951,514, for the nine months ended September 30, 2025. The major components of revenues, cost of sales and selling, general and administrative expenses, and the reasons for changes in each, are discussed below.

Revenues

Revenues totaled $ 10,565,343 for the nine months ended September 30, 2026 compared to $ 8,010,415, for the nine months ended September 30, 2025.

Refer to Note 1 – Revenue, including disaggregated revenues by major product line table, and Major Customers

During the nine months ended September 30, 2026, the Company delivered nine new systems and upgraded three existing systems.  During the same period in 2025, the Company delivered six systems and expanded three existing customers.

Cost of Sales and Gross Profit

Cost of sales increased to $3,217,914 for the nine months ended September 30, 2026 from $2,072,672, for the nine months ended September 30, 2025 due primarily to the size of each install completed during the nine months ended September 30, 2026.  The following table summarizes our cost of sales for the nine months ended September 30, 2026 and 2025, respectively:

	Nine Months Ended September 30,
	2026	2025	2026	2025
			(percent of revenues)	(percent of revenues)
System	$1,139,786	$573,361	10.8%	7.2%
Maintenance	1,100,026	871,815	10.4%	10.9%
Lease	0	31,740	0.0%	0.4%
Service and other	978,102	595,756	9.3%	7.4%
Total cost of sales	$3,217,914	$2,072,672	30.5%	25.9%
Gross profit	$7,347,429	$5,937,743	69.5%	74.1%

The Company’s gross profit was 69.5% and 74.1% for the nine months ended September 30, 2026 and 2025, respectively. This decrease is a result of the increased material costs associated and the added complexities associated with the systems that were installed in the nine months ended September 30, 2026.

Selling, General and Administrative Expenses

For the nine months ended September 30, 2026, selling, general and administrative expenses were $5,042,199 compared to $4,986,229 for the same period in 2025. The increase was primarily due to greater utilization of contract labor during the 2026 period, which more than offset lower employee compensation costs resulting from a reduced headcount.

Interest Income

For the nine months ended September 30, 2026, interest income was $301,201 compared to $359,784 for the same period in 2025.  This decrease was a result of the Company having no short-term investments and lower interest rates in the 2026 period.

Tax Provision

The income tax expense for the nine months ended September 30, 2026 was $603,000 as compared to $333,000, for the nine months ended September 30, 2025. See Note 8 for an explanation of the decrease in the effective tax rate.

Net Income

Income before taxes for the nine months ended September 30, 2026 was $2,617,644 compared to income before taxes for the nine months ended September 30, 2025 of $1,318,374.  Net income for the nine months ended September 30, 2026 was $2,014,644 compared to net income of $985,374 for the nine months ended September 30, 2025. The basic and diluted income per share was $0.44 and $0.43 compared to basic and diluted income per share of $0.21 for the nine months ended September 30, 2026 and 2025, respectively.

Backlog

The Company’s backlog generally consists of incomplete system installation and expansion of offerings for currently installed and supported systems.

The Company had two systems in its backlog at September 30, 2026. The Company had one system installation in its backlog as of September 30, 2025.  As of the filing date of this report, the Company has signed two new contracts for system installations.

The Company is currently serving gaming establishments in seventeen U.S. states, as well as countries in Central and South America, the Caribbean and Australia. The Company aims to pursue further opportunities and strategic partnerships.

Liquidity and Capital Resources

Management believes that the Company has adequate cash to meet its obligations and continue operations for both existing customer contracts and ongoing product development for at least the next 12 months from the date of this filing.  The Company has a $500,000 line of credit and as of September 30, 2026, there were no borrowings outstanding under the line of credit.  The Company’s primary sources of liquidity are cash and cash equivalents, receivables and future cash generated from operations.  As of September 30, 2026, the Company had total cash and cash equivalents of $8,436,867.  Management is not aware of any trends or any known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

Net cash provided by operations for the nine months ended September 30, 2026 was $957,189 compared to $1,554,421 for the nine month period ending September 30, 2025. This decrease was a result of a number of factors including an increase in accounts receivable, inventory and a decrease in customer deposits offset by an increase in net income.

For the nine months ended September 30, 2026 net cash used for investing activities was $19,905 compared to cash provided by investing activities of $2,570,085 for the same period in 2025.  This decrease was primarily a result of the Company not having certificates of deposit maturing in the nine months ended September 30, 2026.

For the nine months ended September 30, 2026 net cash used in financing activities was $736,205 compared to $270,549 for the same period in 2025, This increase was due to the payment of a special cash dividend in the nine months ended September 30, 2026.

See Note 10, “Subsequent Event” of the Notes to Condensed Financial Statements in Part I, Item 1, “Financial Statements,” for information regarding our cash dividend following the end of the fiscal quarter. The declaration, amount and payment of any future cash dividends on the Company’s common stock will be at the discretion of the Board of Directors.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of September 30, 2026.

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

As of September 30, 2026 our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective as of September 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2026 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to the registrant’s annual report on Form 10-K filed on March 31, 2011).

3.4	Amendment No. 1 to Bylaws dated March 9, 2016 (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed on March 15, 2016).

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 12, 2026	Table Trac, Inc.
(Registrant)

	By:	/s/ Randy Gilbert
Randy Gilbert Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial officer)